Form 10-Q
period 1996-03-31
SYBRON INTERNATIONAL CORP
filed 1996-05-15
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____________ to _____________

Commission File Number: 1-11091

                        SYBRON INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Wisconsin                                         22-2849508
          ---------                                         ----------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


411 East Wisconsin Avenue, Milwaukee, Wisconsin                 53202
- - -----------------------------------------------               ---------
(Address of principal executive offices)                      (Zip Code)

                                 (414) 274-6600
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---
         At May 6, 1996 there were 46,778,313 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                    Index                                                    Page
- - ------------------------------------------------------------------                          -----
PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets, March 31, 1996 (unaudited)
          and September 30, 1995                                                                2

         Consolidated Statements of Operations, three months ended
           March 31, 1996 (unaudited) and 1995 (unaudited) and the
           six months ended March 31, 1996 (unaudited) and 1995
           (unaudited)                                                                          3

         Consolidated Statements of Shareholders' Equity for the
           six months ended March 31, 1996 (unaudited) and the
           year ended September 30, 1995                                                        4

         Consolidated Statements of Cash Flows, six months ended
           March 31, 1996 (unaudited) and 1995 (unaudited)                                      5

         Notes to Unaudited Consolidated Financial Statements                                   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                             7

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                                 17

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               17

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                  17

SIGNATURES                                                                                     18


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   ASSETS
                                                                       March 31,         September 30,
                                                                          1996                1995
                                                                    -------------       --------------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .         $ 12,941              $  9,243
  Accounts receivable (less allowance for doubtful
   receivables of $2,277 and $2,355)  . . . . . . . . . . . .          117,498               109,572
  Inventories (note 2)  . . . . . . . . . . . . . . . . . . .          116,531               108,675
  Deferred income taxes . . . . . . . . . . . . . . . . . . .            9,615                 7,696
  Prepaid expenses and other current assets . . . . . . . . .           17,542                13,229
                                                                       -------              --------
       Total current assets . . . . . . . . . . . . . . . . .          274,127               248,415
                                                                       -------               -------
  Property, plant and equipment net of depreciation of
   $119,859 and $103,497  . . . . . . . . . . . . . . . . . .          156,945               148,110
  Intangible assets . . . . . . . . . . . . . . . . . . . . .          457,584               437,865
  Deferred income taxes . . . . . . . . . . . . . . . . . . .           13,795                11,672
  Other non-current assets  . . . . . . . . . . . . . . . . .            7,215                 6,021
                                                                      --------              --------
       Total assets . . . . . . . . . . . . . . . . . . . . .         $909,666              $852,083
                                                                       =======               =======

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .         $ 26,423              $ 27,165
  Current portion of long-term debt . . . . . . . . . . . . .           41,274                39,635
  Income taxes payable  . . . . . . . . . . . . . . . . . . .              673                17,772
  Accrued payroll and employee benefits . . . . . . . . . . .           24,781                26,890
  Deferred income taxes . . . . . . . . . . . . . . . . . . .            2,137                 1,234
  Accrued restructuring charges (note 4)  . . . . . . . . . .            5,311                 -
  Other current liabilities . . . . . . . . . . . . . . . . .           23,665                25,459
                                                                       -------                ------
       Total current liabilities. . . . . . . . . . . . . . .          124,264               138,155
                                                                       -------               -------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . .          462,128               406,547
Deferred income taxes . . . . . . . . . . . . . . . . . . . .           57,460                62,071
Other liabilities . . . . . . . . . . . . . . . . . . . . . .           13,792                17,803
Minority interest in consolidated subsidiaries  . . . . . . .              273                   257
Commitments and contingent liabilities:
Shareholders' equity:
 Common Stock, $.01 par value;  authorized 110,000,000
   shares, issued 46,746,289 and 46,529,992 shares, respectively           467                   465
  Preferred Stock, $.01 par value; authorized 20,000,000 shares              -                     -
  Equity Rights; 1,098 rights at $1.09 per right  . . . . . .                1                     1
  Additional paid-in capital  . . . . . . . . . . . . . . . .          177,167               172,774
  Retained earnings . . . . . . . . . . . . . . . . . . . . .           76,523                54,261
  Cumulative foreign currency translation adjustment  . . . .           (1,938)                  220
  Treasury common stock, 2,402 shares at cost . . . . . . . .               (1)                   (1)
  Minimum pension liability adjustment  . . . . . . . . . . .             (470)                 (470)
                                                                       -------               -------
       Total shareholders' equity  . . . . . . . . . . . .             251,749               227,250
                                                                       -------               -------

     Total liabilities and shareholders' equity . . . . . . .         $909,666              $852,083
                                                                       =======               =======

     See accompanying notes to unaudited consolidated financial statements

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended          Six Months Ended
                                                           March 31,                    March 31,
                                                         1996         1995          1996         1995
                                                         ----        -----          ----         ----
Net sales . . . . . . . . . . . . . . . . . . . . .    $170,851    $127,936      $317,713     $239,664
Cost of sales . . . . . . . . . . . . . . . . . . .      86,471      63,326       160,483      119,471
                                                        -------     -------       -------      -------

Gross profit  . . . . . . . . . . . . . . . . . . .      84,380      64,610       157,230      120,193
Selling, general and administrative expenses  . . .      47,673      37,093        91,192       71,209
Restructuring expense (note 4)  . . . . . . . . . .       8,277           -         8,277           -
                                                        -------     -------       -------      -------

Operating income  . . . . . . . . . . . . . . . . .      28,430      27,517        57,761       48,984
                                                        -------     -------       -------      -------
Other income (expense):
  Interest expense. . . . . . . . . . . . . . . . .      (8,495)     (5,109)      (17,265)      (9,771)
  Amortization of deferred financing costs  . . . .         (72)       (233)         (143)        (466)
  Minority interest in consolidated subsidiaries. .         (34)        (78)         (108)        (184)
  Other, net  . . . . . . . . . . . . . . . . . . .          44         114            24          209
                                                        -------     -------       -------      -------

Income before income taxes  . . . . . . . . . . . .      19,873      22,211        40,269       38,772
Income taxes  . . . . . . . . . . . . . . . . . . .       9,333       8,706        18,007       15,320
                                                        -------     -------       -------      -------

Net income  . . . . . . . . . . . . . . . . . . . .    $ 10,540    $ 13,505      $ 22,262     $ 23,452
                                                        =======     ========      =======      =======

Earnings per common share . . . . . . . . . . . .      $    .22    $     .29     $    .47     $    .50
                                                        =======     ========      =======      =======


See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 1995
                  AND FOR THE SIX MONTHS ENDED MARCH 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                                        CUMULATIVE                     AMOUNT
                                                                                          FOREIGN                     RELATED TO
                                                              ADDITIONAL                  CURRENCY      TREASURY      RECORDING
                                      COMMON       EQUITY       PAID-IN     RETAINED    TRANSLATION      COMMON        MINIMUM
                                       STOCK       RIGHTS      CAPITAL      EARNINGS    ADJUSTMENTS      STOCK     PENSION LIABILITY
                                     -------       ------      ---------    --------    ------------     -------   ----------------
Balance at September 30, 1994 . . .  $  464         $   2      $ 170,927    $  5,346    $      38        $  (2)        $   -
Shares issued in connection
 with the exercise of 135,268
 stock options  . . . . . . . . . .       1             -          1,550           -            -            -             -
Conversion of 294 equity rights
 to common stock  . . . . . . . . .       -            (1)            -            -            -            1             -
Tax benefits related to stock
 options  . . . . . . . . . . . . .       -             -            297           -            -            -             -
Net income  . . . . . . . . . . . .       -             -             -       48,915            -            -             -
Cumulative foreign currency
 translation adjustment . . . . . .       -             -             -            -          182            -             -
Amount related to recording
 minimum pension liability  . . . .       -             -             -            -            -            -          (470)
                                     ------         -----      ---------    --------       ------        -----          ----
Balance at September 30, 1995        $  465         $   1      $ 172,774    $ 54,261       $  220        $  (1)        $(470)
                                     ======         =====      =========    ========       ======        =====          ====

Shares issued in connection
 with the exercise of 216,297
 stock options  . . . . . . . . . .       2             -          2,983           -            -            -             -
Tax benefits related to stock
 options  . . . . . . . . . . . . .       -             -          1,410           -            -            -             -
Net income (Unaudited)  . . . . . .       -             -              -      22,262            -            -             -
Cumulative foreign currency
 translation adjustment . . . . . .       -             -              -           -       (2,158)           -             -
                                     ------         -----      ---------    --------       ------        -----          ----
Balance at March 31, 1996
 (Unaudited)  . . . . . . . . . . .  $  467         $   1      $ 177,167    $ 76,523      $(1,938)       $  (1)        $(470)
                                     ======         =====      =========    ========      =======        =====          ====

                                            TOTAL
                                         SHAREHOLDERS'
                                            EQUITY
                                         ------------
Balance at  September  30, 1994 . . .      $176,775
Shares issued in connection
 with the exercise of 135,268
 stock options  . . . . . . . . . . .         1,551
Conversion of 294 equity right
 to common stock  . . . . . . . . . .             -
Tax benefits related to stock
 options  . . . . . . . . . . . . . .           297
Net income  . . . . . . . . . . . . .        48,915
Cumulative foreign currency
 translation adjustment . . . . . . .           182
Amount related to recording
 minimum pension liability  . . . . .          (470)
                                           --------
Balance at September 30, 1995              $227,250
                                           ========
Shares issued in connection
 with the exercise of 216,297
 stock options  . . . . . . . . . . .         2,985
Tax benefits related to stock
 options  . . . . . . . . . . . . . .         1,410
Net income (Unaudited)  . . . . . . .        22,262
Cumulative foreign currency
 translation adjustment . . . . . . .        (2,158)
                                           --------
Balance at March 31, 1996
 (Unaudited)  . . . . . . . . . . . .      $251,749
                                           ========


See accompanying notes to consolidated financial statements

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                   1996                 1995
                                                                                  ------               ------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $22,262             $23,452
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,754               9,666
  Amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,556               6,548
  Provision for losses on doubtful accounts . . . . . . . . . . . . . .               238                 222
  Inventory provisions  . . . . . . . . . . . . . . . . . . . . . . . .               829                 294
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (7,750)             (4,295)
Changes in assets and liabilities:
 Increase in accounts receivable . . . . . . . . . . . . . . . . . . .             (2,949)             (9,466)
 Increase in inventories . . . . . . . . . . . . . . . . . . . . . . .             (4,112)             (8,236)
 Increase in prepaid expenses and other current assets . . . . . . . .             (3,572)               (963)
 Decrease in accounts payable  . . . . . . . . . . . . . . . . . . . .             (2,234)             (2,715)
 Increase (decrease) in taxes payable  . . . . . . . . . . . . . . . .            (17,278)                145
 Increase (decrease) in accrued payroll and employee benefits  . . . .             (2,646)              1,145
 Increase in restructuring reserve . . . . . . . . . . . . . . . . . .              5,311                 -
 Increase (decrease) in other current liabilities  . . . . . . . . . .             (4,034)              3,083
 Net change in other assets and liabilities  . . . . . . . . . . . . .             (4,905)             (4,348)
                                                                                 ---------             -------
      Total adjustments  . . . . . . . . . . . . . . . . . . . . . . .            (20,792)             (8,920)
                                                                                 ---------             -------
  Net cash provided by operating activities    . . . . . . . . . . . .              1,470              14,532

Cash flows from investing activities:
 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .            (10,464)             (8,578)
 Proceeds from sales of property, plant, and equipment . . . . . . . .                555                 221
 Payments for businesses acquired  . . . . . . . . . . . . . . . . . .            (42,121)            (27,531)
                                                                                 --------             --------
   Net cash used in investing activities   . . . . . . . . . . . . . .            (52,030)            (35,888)

Cash flows from financing activities:
 Net change in the revolving credit facility  . . . . . . . . . . . . .            69,400              30,900
 Principal payments long-term debt  . . . . . . . . . . . . . . . . . .           (18,316)            (13,233)
 Proceeds from the exercise of common stock options and warrants  . . .             2,985                  35
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               892               2,325
                                                                                 ---------            --------
  Net cash provided by financing activities . . . . . . . . . . . . . .            54,961              20,027

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . .              (703)             (1,047)

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .             3,698              (2,376)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . .             9,243              11,194
                                                                                 --------             --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . .        $   12,941             $ 8,818
                                                                                 ========              =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest . . . . . . . . . . . . . . .        $   24,787             $ 9,098
 Cash paid during the period for income taxes . . . . . . . . . . . . .            22,118              18,018
 Capital lease obligations incurred . . . . . . . . . . . . . . . . . .               478                 707

See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim period have been included. All such adjustments were of a normal recurring nature. The results for the six month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the six month period ended March 31, 1995, as originally reported, have been reclassified to conform with the six month period ended March 31, 1996 presentation.

2.   Inventories at March 31, 1996 consist of the following:

                                           (In thousands)
     Raw materials                          $  35,666
     Work-in-process                           22,491
     Finished goods                            62,953
     LIFO Reserve                              (4,579)
                                             --------
                                            $ 116,531
                                              =======

3. On February 28, 1996, Erie Scientific Company, a subsidiary of the Company, acquired the stock of The Naugatuck Glass Company ("Naugatuck"). Naugatuck, with annual sales of approximately $19.0 million, is a leading manufacturer of thin glass mirrors principally used in the cosmetic industry.

4. In March of 1996, the Company recorded a restructuring charge of $8,277,000 ($6,087,000 after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The majority of expenditures related to the restructuring plan are expected to be made during fiscal 1996, except for expenditures related to leases and
     severance commitments which have terms expiring later.   As of March 31,
     1996, approximately $5,311,000 of the established liability remains to be expended. Principal items included in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300,000), remaining lease payments and shut down costs on exited facilities (approximately $2,100,000), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500,000), and other related restructuring costs (approximately $1,300,000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Both sales and operating income for Sybron International Corporation (the "Company") for the quarter and six months ended March 31, 1996 (the second quarter and year to date of fiscal 1996) grew over the corresponding prior year periods despite an $8.3 million restructuring charge, described below, in the second quarter of fiscal 1996. Net sales for the quarter and year to date ended March 31, 1996 increased by 33.5% and 32.6%, respectively, over the corresponding fiscal 1995 periods. Sales growth in the second quarter of fiscal 1996 were strong both domestically and internationally with increases of 30.9% and 38.1%, respectively, over the corresponding 1995 period. Approximately 29.9 percentage points of the 33.5% overall sales growth in the second quarter were attributable to acquired businesses, with the balance coming from existing businesses. Sales revenues in businesses acquired in fiscal 1995 and 1996 grew 13% in the second quarter when compared to the corresponding period prior to the Company's ownership. The Company's modest internal growth came from the dental supply segment.

     The results of operations of the Company reflect goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $11.6 million and $8.1 million for the quarters ended March 31, 1996 and 1995, respectively, and $22.3 million and $16.2 million for the first six months of fiscal years 1996 and 1995, respectively. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", the Company believes is the appropriate measure of the Company's ability to internally fund its liquidity requirements, amounted to $48.3 million and $35.4 million for the quarters ended March 31, 1996 and 1995, respectively, and $88.1 million and $64.8 million for the first six months of fiscal years 1996 and 1995, respectively. EBITDA represents, for any relevant period, net income plus (i) interest expense, (ii) provision for income taxes, (iii) depreciation, (iv) amortization and (v) the restructuring charge, described below, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

     Substantial portions of the Company's sales, income and cash flows are derived from international operations. The financial position and the results of operations from substantially all of the Company's international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, the Company's U.S. export sales may be impacted by foreign currency fluctuations to the relative value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of the U.S. dollar. In order to hedge against future strengthening of the U.S. dollar, in October 1994, the Company employed currency hedges through the purchase of a series of options. The options purchased in October 1994 had a U.S. dollar notional amount of approximately $21.2 million at a cost of approximately $0.2 million. The October 1994 options employed by the Company were designed to protect the Company from potential detrimental effects of currency movements as compared to the prior year. Because of a steadily declining dollar throughout fiscal 1994, the Company was able to take advantage of the favorable currency rates to employ a series of "out of the money" options to accomplish that purpose at a minimal cost. These contracts all expired worthless in fiscal 1995. The Company has decided not to employ foreign currency hedges at this time. From time to time, management may employ currency hedges to mitigate the impact of foreign currency fluctuations.

     In March of 1996, the Company recorded a restructuring charge of $8,277,000 ($6,087,000 after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The majority of expenditures related to the restructuring plan are expected to be made during fiscal 1996, except for expenditures related to leases and severance commitments which have terms expiring later. As of March 31, 1996, approximately $5,311,000 of the established liability remains to be expended. Principal items included in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300,000), remaining lease payments and shut down costs on exited facilities (approximately $2,100,000), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500,000), and other related restructuring costs (approximately $1,300,000). The Company estimates that savings from this restructuring will approximate $3.8 million annually, before income taxes. It is anticipated that the realization of most of the savings will begin in fiscal 1997.

     Combustion Engineering, Inc. ("CE"), a subsidiary of ABB Asea Brown Boveri Ltd ("ABB"), has commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Rochester Site"), a discontinued operation. The CE Litigation, brought in the New York Supreme Court, County of Monroe, relates to the previously reported claims ABB made for reimbursement of expenses associated with the remediation of alleged environmental contamination at the Rochester Site. Taylor was sold to CE in 1983 by the predecessor of a subsidiary of the Company. According to CE's complaint, its claims are based on an asset purchase and sale agreement dated as of September 30, 1983, pursuant to which Taylor was sold to CE (the "1983 Agreement"), and an agreement between a subsidiary of the Company and CE dated August 14, 1987 (the "1987 Agreement"). The complaint alleges that under the 1983 Agreement the Company retained certain liabilities for, and indemnified CE with respect to, environmental contamination, hazards and other conditions that existed at the time of the sale of Taylor to CE, and that under the 1987 agreement, the Company agreed to bear 70 percent of the costs thereafter incurred to clean up, remediate and remove mercury from the land and buildings at the Rochester Site. CE's complaint seeks declaratory relief and claims damages of at least $10 million with respect to expenses CE has incurred and expects to incur to remediate and remove mercury contamination from the land and buildings sold to CE at the Rochester Site. The complaint also seeks declaratory relief and claims damages in excess of $1 million with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4.2 million. The Company has denied it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination. CE implemented a plan in early 1996 to assess the extent of potential soil and groundwater contamination at the Rochester Site, the preliminary results of which were expected by mid-1996. The Company has received only limited soil data from CE with respect to this assessment, and CE has not shared any groundwater data from such assessment with the Company. Thus, the extent to which the site is contaminated remains unknown to the Company. In addition, the degree to which the contamination would be required to be remediated, if at all, is unknown.
At this time the cost to the Company with respect to the soil and groundwater remediation claims cannot be estimated. Prior to commencing the CE Litigation, and prior to beginning its current site assessment, CE had indicated to the Company that, based on information available to it and subject to a number of caveats, including the lack of assessment information and the fact that clean-up standards which may be applied to the facility have not been determined, the cost to remediate the soil and groundwater will range from $3 million to $5 million. The Company intends to pursue insurance coverage for CE's claims and has therefore provided notice of CE's claims to its third party liability insurance carriers. To date the carriers have denied coverage.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO THE QUARTER ENDED MARCH 31, 1995

     NET SALES. Net sales for the three months ended March 31, 1996 were $170.9 million, an increase of $42.9 million (33.5%) from net sales of $127.9 million for the corresponding three months ended March 31, 1995. Sales in the laboratory segment were $98.5 million for the three months ended March 31, 1996, an increase of 50.9% from the corresponding 1995 fiscal period.
Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $32.8 million), (ii) increased volume from sales of existing products at Erie (approximately $0.6 million),
(iii) price increases at Nalge Nunc International (approximately $0.4 million) and (iv) a favorable foreign currency impact at Erie (approximately $0.3). Increased sales in the laboratory segment were partially offset by (i) a reduction in sales of existing products at Nalge Nunc International (approximately $1.2 million) and at Barnstead/Thermolyne (approximately $0.4 million). In the dental segment, net sales were $72.4 million for the three months ended March 31, 1996, an increase of 15.4% from the corresponding fiscal 1995 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies (approximately $4.7 million), (ii) increased volume from sales of new products (approximately $3.7 million; primarily the ORTHOS(TM) product line manufactured by Ormco and Kerr's TYTIN FC(TM) Alloy), (iii) favorable foreign currency impacts (approximately $0.7 million) and (iv) increased volume from sales of existing products (approximately $0.6 million).

     GROSS PROFIT. Gross profit for the second quarter of fiscal 1996 was $84.4 million, an increase of 30.6% from gross profit of $64.6 million for the corresponding fiscal 1995 period. Gross profit in the laboratory segment was $45.0 million (45.7% of net segment sales) in the second quarter of fiscal 1996, an increase of 53.2% from gross profit of $29.4 million (45.0% of net segment sales) during the corresponding fiscal 1995 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $14.9 million), (ii) an improved product mix at Barnstead/Thermolyne (approximately $0.4 million),
(iii) lower unit costs at Nalge Nunc International (approximately $0.4 million), (iv) a reduction in material costs at Nalge Nunc International (approximately $0.3 million) and (v) increased volume at Nalge Nunc International (approximately $0.2 million). Increased gross profit was partially offset by an unfavorable product mix at Erie (approximately $0.6 million). In the dental segment, gross profit was $39.4 million (54.4% of net segment sales) in the second quarter of fiscal 1996, an increase of 11.8% from gross profit of $35.3 million (56.2% of net segment sales) during the corresponding fiscal 1995 period. Increased gross profit in the dental segment resulted primarily from (i) the effects of acquired companies (approximately $3.1 million), (ii) increased volume (approximately $2.1 million), (iii) favorable foreign currency impacts (approximately $0.5 million), partially offset by inventory adjustments (approximately $1.6 million). Decreased gross margins were attributable to a combination of factors, namely lower margins at Metrex, some margin erosion at Ormco Europe, manufacturing absorption at Kerr and lower margins in the industrial/jewelry product line.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 1996 were $47.7 million (27.9% of net sales) as compared to $37.1 million (29.0% of net sales) in the corresponding fiscal 1995 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $6.4 million in the second quarter of fiscal 1996, representing an increase of 20.4% from $5.3 million in the corresponding fiscal 1995 period. Increases at the corporate level were primarily due to increased amortization of the purchase accounting valuation as a result of the acquisition of Nunc (approximately $1.2 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $41.3 million (24.2% of sales), representing an increase of 29.9% from $31.8 million (24.8% of sales) in the corresponding fiscal 1995 period. Increases at the subsidiary level were primarily due to
(i) expenses related to newly acquired businesses (approximately $6.9 million),
(ii) increased marketing expense (approximately $1.4 million), (iii) increased amortization of intangible assets as a result of acquisitions (approximately $0.6 million), (iv) increased research and development expenses (approximately $0.5 million) and (v) unfavorable foreign currency impacts (approximately $0.3 million).

     RESTRUCTURING CHARGE. In March of 1996, the Company recorded a restructuring charge of $8,277,000 ($6,087,000 after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The majority of expenditures related to the restructuring plan are expected to be made during fiscal 1996, except for expenditures related to leases and severance commitments which have terms expiring later. As of March 31, 1996, approximately $5,311,000 of the established liability remains to be expended. Principal items included in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300,000), remaining lease payments and shut down costs on exited facilities (approximately $2,100,000), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500,000), and other related restructuring costs (approximately $1,300,000).

     OPERATING INCOME. As a result of the foregoing, operating income was $28.4 million (16.6% of net sales) in the second quarter of fiscal 1996 compared to $27.5 million (21.5% of net sales) in the corresponding fiscal 1995 period. Operating income prior to the restructuring charge was $36.7 million (21.5% of net sales). Operating income in the laboratory segment, prior to the restructuring charge described above, was $21.9 million (22.3% of net segment sales) in the second quarter of fiscal 1996 compared to $13.5 million (20.7% of net segment sales) in the corresponding fiscal 1995 period. Operating income in the dental segment, prior to the restructuring charge described above, was $14.8 million (20.4% of net segment sales) in the second quarter of fiscal 1996 compared to $14.0 million (22.3% of net segment sales) in the corresponding fiscal 1995 period.

     INTEREST EXPENSE. Interest expense was $8.5 million in the second quarter of fiscal 1996 compared to $5.1 million in the corresponding fiscal 1995 period. The increase resulted from a higher debt balance primarily from increased acquisition activity. Interest expense during the three months ended March 31, 1996 and 1995 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

     INCOME TAXES. Taxes on income increased $0.6 million in the second quarter of fiscal 1996, primarily as a result of increased earnings from operations and an increase in nondeductible amortization primarily related to the Nunc acquisition, partially offset by a reduction in taxes associated with the restructuring charge.

     NET INCOME. As a result of the foregoing, the Company had net income of $10.5 million in the second quarter of fiscal 1996 compared to $13.5 million in the corresponding 1995 period. Without the restructuring charge, net income in the second quarter of fiscal 1996 would have been $16.6 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased by $3.5 million (43.7%) in the second quarter of fiscal 1996 when compared to the corresponding 1995 period. This increase is primarily due to increased amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1995

     NET SALES. Net sales for the six months ended March 31, 1996 were $317.7 million, an increase of $78.0 million (32.6%) from net sales of $239.7 million for the corresponding six months ended March 31, 1995. Sales in the laboratory segment were $183.4 million for the six months ended March 31, 1996, an increase of 53.3% from the corresponding 1995 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $61.7 million), (ii) increased prices at Barnstead/Thermolyne (approximately $1.0 million) and at Nalge Nunc International (approximately $0.8 million), (iii) a favorable foreign currency impact at Erie (approximately $0.7), (iv) increased volume from sales of existing products at Erie (approximately $0.6 million) and (v) increased volume from sales of new products at Nalge Nunc International (approximately $0.5 million; primarily silicone tubing products). Increased sales in the laboratory segment were partially offset by (i) a reduction in volume from sales of existing products at Nalge Nunc International (approximately $1.0 million) and at Barnstead/Thermolyne (approximately $0.1 million) and (ii) price reductions at Erie (approximately $0.4 million). In the dental segment, net sales were $134.3 million for the six months ended March 31, 1996, an increase of 11.9% from the corresponding fiscal 1995 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies (approximately $9.3 million), (ii) increased volume from sales of new products (approximately $6.3 million; primarily the ORTHOS(TM) product line manufactured by Ormco and Kerr's TYTIN FC(TM) Alloy) and (iii) favorable foreign currency impacts (approximately $1.7 million), partially offset by a reduction in volume from sales of existing products (approximately $3.1 million).

     GROSS PROFIT. Gross profit for the six months ended March 31, 1996 was $157.2 million, an increase of 30.8% from gross profit of $120.2 million for the corresponding fiscal 1995 period. Gross profit in the laboratory segment was $83.5 million (45.5% of net segment sales) for the six months ended March 31, 1996, an increase of 56.5% from gross profit of $53.3 million (44.6% of net segment sales) during the corresponding fiscal 1995 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $27.7 million), (ii) increased sales volume at Nalge Nunc International (approximately $0.4 million) and at Barnstead/Thermolyne (approximately $0.4 million), (iii) lower unit costs at Nalge Nunc International (approximately $0.7 million), (iv) an improved product mix at Nalge Nunc International (approximately $0.3 million) and at Barnstead/Thermolyne (approximately $0.2 million) and (v) a reduction in material costs at Nalge Nunc International (approximately $0.4 million). In the dental segment, gross profit was $73.8 million (54.9% of net segment sales) for the six months ended March 31, 1996, an increase of 10.3% from gross profit of $66.9 million (55.7% of net segment sales) during the corresponding fiscal 1995 period. Increased gross profit in the dental segment resulted primarily from (i) the effects of acquired companies (approximately $5.8 million), (ii) favorable foreign currency impacts (approximately $1.4 million) and (iii) increased volume (approximately $1.1 million), partially offset by inventory adjustments (approximately $1.6 million). Decreased gross margins were attributable to a combination of factors, namely lower margins at Metrex, some margin erosion at Ormco Europe, manufacturing absorption at Kerr and lower margins in the industrial/jewelry product line.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended March 31, 1996 were $91.2 million (28.7% of net sales) as compared to $71.2 million (29.7% of net sales) in the corresponding fiscal 1995 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $11.9 million for the six months ended March 31, 1996, representing an increase of 14.9% from $10.4 million in the corresponding fiscal 1995 period. Increases at the corporate level were primarily due to increased amortization of purchase accounting adjustments as a result of the acquisition of Nunc (approximately $2.4 million), offset by a reduction in employee benefit costs (approximately $0.8 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $79.3 million (24.9% of sales), representing an increase of 30.3% from $60.8 million (25.4% of sales) in the corresponding fiscal 1995 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $15.6 million), (ii) increased amortization of intangible assets as a result of acquisitions (approximately $1.0 million),
(iii) increased research and development expenses (approximately $0.7 million),
(iv) unfavorable foreign currency impacts (approximately $0.5 million), (v) increased marketing expense (approximately $0.4 million) and (vi) increased general and administrative expense (approximately $0.4 million).

     RESTRUCTURING CHARGE. In March of 1996, the Company recorded a restructuring charge of $8,277,000 ($6,087,000 after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The majority of expenditures related to the restructuring plan are expected to be made during fiscal 1996, except for expenditures related to leases and severance commitments which have terms expiring later. As of March 31, 1996, approximately $5,311,000 of the established liability remains to be expended. Principal items included in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300,000), remaining lease payments and shut down costs on exited facilities (approximately $2,100,000), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500,000), and other related restructuring costs (approximately $1,300,000).

     OPERATING INCOME. As a result of the foregoing, operating income was $57.8 million (18.2% of net sales) for the six months ended March 31, 1996 compared to $49.0 million (20.4% of net sales) in the corresponding fiscal 1995 period. Operating income prior to the restructuring charge was $66.0 million (20.8% of net sales). Operating income in the laboratory segment, prior to the restructuring charge described above, was $39.4 million (21.5% of net segment sales) for the six months ended March 31, 1996 compared to $23.7 million (19.8% of net segment sales) in the corresponding fiscal 1995 period. Operating income in the dental segment, prior to the restructuring charge described above, was $26.6 million (19.8% of net segment sales) for the six months ended March 31, 1996 compared to $25.3 million (21.0% of net segment sales) in the corresponding fiscal 1995 period.

     INTEREST EXPENSE. Interest expense was $17.3 million for the six months ended March 31, 1996 compared to $9.8 million in the corresponding fiscal 1995 period. The increase resulted from a higher debt balance primarily from increased acquisition activity. Interest expense during the six months ended March 31, 1996 and 1995 included additional non-cash interest expense of $0.6 million resulting from the adoption of SFAS No. 106.

     INCOME TAXES. Taxes on income increased $2.7 million in the six months ended March 31, 1996, primarily as a result of increased earnings from operations and an increase in nondeductible amortization primarily related to the Nunc acquisition, partially offset by a reduction in taxes associated with the restructuring charge.

     NET INCOME. As a result of the foregoing, the Company had net income of $22.3 million for the six months ended March 31, 1996 compared to $23.5 million in the corresponding 1995 period. Without the restructuring charge, net income would have been $28.3 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $6.1 million (37.6%) in the six months ended March 31, 1996 when compared to the corresponding 1995 period. This increase is primarily due to increased amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

     INFLATION. The Company does not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the leveraged buyout in 1987 of a company known at the time as Sybron Corporation, ("the Acquisition"), subsequent adoption of SFAS 109 and the acquisitions completed since 1987, the Company increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Also, as a result of the permanent financing, effected in August 1988 for the Acquisition, the Company has incurred approximately $372 million of debt. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by $14.2 million and $31.4 million, respectively, in the second quarter and year to date of fiscal 1996, respectively, as a result of seven acquisitions. The Company believes, therefore, that EBITDA represents the more appropriate measure of the Company's ability to internally fund its capital requirements.

     The Company's capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and its subsequent refinancings, the Company's working capital needs, primarily related to inventory and accounts receivable, the Company's capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of the Company's acquisition strategy, the periodic expansion of physical facilities and, in the short term, payments related to the restructuring charge (as described above). In addition, in the event the Company should be held liable for CE's claims in the CE Litigation (described above), liability for which the Company denies, the Company could require capital to satisfy such liabilities, depending upon their magnitude. With respect to the restructuring charge, as of March 31, 1996, the Company has paid approximately $0.5 million and charged an additional $2.5 million to inventory and fixed assets. The Company intends to expend an additional $4.2 million by the end of fiscal 1996 and $1.1 million over the remaining terms of exited facilities leases and severance agreements. With respect to acquisitions, it is currently the Company's intent to continue to pursue its acquisition strategy. If acquisitions are to continue at the Company's historical pace, the Company will require financing beyond the capacity of its existing Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

     The statement contained in the immediately preceding paragraph concerning the Company's intent to continue to pursue its acquisition strategy is a forward looking statement. The company's ability to continue its acquisition strategy is subject to a number of uncertainties, including, but not limited to, its ability to raise capital beyond the capacity of its existing Credit Facilities, and the availability of suitable acquisitions candidates at reasonable prices.

     On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (the "Credit Agreement") with Chemical Bank and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, the Company and its subsidiaries borrowed a total of approximately $422.5 million under the Credit Facilities. The Company borrowed $300 million under the Term Loan Facility and approximately $122.5 million was borrowed under the Revolving Credit Facility. Approximately $167.6 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies. The remaining borrowed funds of approximately $254.9 million were used to repay outstanding amounts, including accrued interest, under the Company's previous senior bank credit facilities (the "Previous Credit Facilities") and to pay certain fees in connection with such refinancing.

     Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) are anticipated to be the Company's largest use of funds in the future. As with the Company's Previous Credit Facilities, the Credit Facilities provide for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by Chemical Bank in New York City as its prime rate,
(ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 1% depending upon the level of certain financial ratios. Under the Previous Credit Facilities, the LIBOR margin was at 3/4% through February 3, 1995. Upon application of the financial ratios for the period ending December 31, 1994, the Company received a reduction in the LIBOR margin from 3/4% to 5/8%, which took effect on February 4, 1995. On May 15, 1995, the LIBOR margin was increased back to 3/4% and remained at that level through the first six months of fiscal 1996. The primary reason for the rate increase was increased borrowings under the Previous Credit Facilities and the Credit Facilities to fund acquisitions completed in the second and third fiscal quarters of 1995 and the first and second quarters of fiscal 1996. Upon application of the financial ratios to the second quarter results of fiscal 1996, the Company will experience an increase in the LIBOR margin from 3/4% to 1%. This increase will be effective on May 15, 1996 and will continue until the financial ratios dictate a lesser margin. The primary reason for the rate increase was the restructuring charge of $8.3 million before tax, which is included in the ratio calculation.

     As a result of the terms of the Credit Agreement and the agreement governing the Previous Credit Facilities, the Company is sensitive to a rise in
interest rates.   In order to reduce its sensitivity to such interest rate
increases, on July 2, 1993, the Company entered into two interest rate swaps, aggregating $100 million, to hedge against a rise in interest rates. The first swap was effective July 7, 1993, and fixed the interest rate on $50 million of the Company's borrowings under the Credit Facilities and the Previous Credit Facilities for a period of five years. A second swap was effective August 13, 1993, and fixed the interest rate on an additional $50 million of the Company's borrowings for a period of six years. These rates, currently at 5.92% and 6.19%, respectively, are subject to change and will increase to 6.17% and 6.44%, respectively on May 15, 1996 as a result of changes in the LIBOR margin as discussed above.

     The Company executed three additional interest rate swaps effective December 8, 1995 with notional amounts of $50 million each. The three swaps are currently at interest rates of 6.098%, 6.31% and 6.374%, subject to adjustment, and will adjust to 6.348%, 6.56% and 6.624%, respectively, on May 15, 1996, based upon the Company's increased LIBOR margin. The swap arrangements expire on December 9, 1996, September 8, 2000 and September 10, 2001, respectively.

     Also as part of the permanent financing for the Acquisition, on December 22, 1988, the Company entered into the sale and leaseback of its principal domestic facilities (the "Sale/Leaseback"). In January 1994, the annual obligation under the Sale/Leaseback increased from $2.9 million to $3.3 million, payable monthly. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will not occur until January 1, 1999.

     The Company intends to fund its acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback, restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolving Credit Facility. To the extent that funds are not available, particularly with respect to the Company's acquisition strategy, the Company will have to raise additional capital.

     As set forth above, the Revolving Credit Facility will provide up to $250 million in available credit. As of March 31, 1996, there was $56.0 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on October 31, 1995 the Company began to repay principal in 28 consecutive quarterly installments. Annual payments are due as follows: $35 million, $35 million, $40 million, $40 million, $50 million, $50 million, and $50 million in fiscal years 1996 through 2002, respectively. Through April 30, 1996, the Company has paid $26.25 million of the $35 million obligation due in fiscal 1996.

     The Credit Agreement contains numerous financial and operating covenants, including, among other things, restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to incur indebtedness or to create or permit liens, to make capital expenditures, or to pay cash dividends in excess of $50.0 million plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after September 30, 1995, less any dividends paid after June 22, 1994; restrictions on annual capital expenditures to amounts ranging from $36.0 million to $40.0 million during the remaining term of the Credit Agreement; and limitations on incurrence of additional indebtedness. The Credit Agreement permits the Company to make acquisitions provided the Company continues to satisfy all financial covenants upon any such acquisition. The ability of the Company to meet its debt service requirements and to comply with such covenants is dependent upon the Company's future performance, which is subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The following information should be read in conjunction with Item 3, "Legal Proceedings", in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and with Item 1, "Legal Proceedings", in Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.

         On May 2, 1996, Combustion Engineering, Inc. ("CE"), a subsidiary of ABB Asea Brown Boveri Ltd ("ABB"), commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Rochester Site"), a discontinued operation. The CE Litigation, brought in the New York Supreme Court, Monroe County, New York, relates to the previously reported claims ABB has made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Rochester Site. The Rochester Site was sold to CE in 1983 by the predecessor of a Subsidiary of the Company.

         See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" for additional information regarding the CE litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Information concerning the Company's Annual Meeting of Shareholders held on January 24, 1996 has been previously reported in Item 4, "Submission of Matters to a Vote of Security Holders", in Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS:

                 See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

         (b)     REPORTS ON FORM 8-K:

                 No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SYBRON INTERNATIONAL CORPORATION
                                               --------------------------------
                                               (Registrant)



Date  May 14, 1996                             /s/ Dennis Brown
      ------------                             --------------------------------
                                               Dennis Brown
                                               Vice President - Finance, Chief
                                               Financial Officer & Treasurer*



                                          *    executing as both the principal
                                               financial officer and the duly
                                               authorized officer of the
                                               Company.

                        SYBRON INTERNATIONAL CORPORATION
                         (COMMISSION FILE NO. 1-11091)

                                 EXHIBIT INDEX
                                       TO
         QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED MARCH 31, 1996

                                                     INCORPORATED
EXHIBIT                                              HEREIN BY                FILED
NUMBER         DESCRIPTION                           REFERENCE TO             HEREWITH
 11            Statement re Computation of Per Share                                 X
               Earnings

 27            Financial Data Schedule                                               X