Form 10-Q
period 1996-06-30
SYBRON INTERNATIONAL CORP
filed 1996-08-13
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number: 1-11091

                        SYBRON INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)



        Wisconsin                                        22-2849508
        ---------                                        ----------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


411 East Wisconsin Avenue, Milwaukee, Wisconsin             53202
- -----------------------------------------------             -----
      (Address of principal executive offices)             (Zip Code)

                                 (414) 274-6600
                                 --------------
              (Registrant's telephone number, including area code)

    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes X No
                                                                    ---   ---

     At August 6, 1996 there were 46,865,568 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES



                           Index                                      Page
       -----------------------------------------------------------    ----

       PART I - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets, June 30, 1996 (unaudited)
          and September 30, 1995                                       2

         Consolidated Statements of Operations, three months ended
          June 30, 1996 (unaudited) and 1995 (unaudited) and the
          nine months ended June 30, 1996 (unaudited) and 1995
          (unaudited)                                                  3

         Consolidated Statements of Shareholders' Equity for the
          nine months ended June 30, 1996 (unaudited) and the
          year ended September 30, 1995                                4

         Consolidated Statements of Cash Flows, nine months ended
          June 30, 1996 (unaudited) and 1995 (unaudited)               5

         Notes to Unaudited Consolidated Financial Statements          6

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                     8

       PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                     18

        ITEM 2. CHANGES IN SECURITIES                                 19



        ITEM 5. OTHER INFORMATION                                     19

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                      22

       SIGNATURES                                                     23

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    ASSETS

                                                                   June 30,  September 30,
                                                                       1996           1995
                                                                -----------  -------------
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents ...................................     $ 10,576  $  9,243
 Accounts receivable (less allowance for doubtful
 receivables of $2,393 and $2,355) ...........................      118,463   109,572
 Inventories (note 2) ........................................      117,719   108,675
 Deferred income taxes .......................................        9,246     7,696
 Prepaid expenses and other current assets ...................       16,720    13,229
                                                                   --------  --------
    Total current assets .....................................      272,724   248,415
                                                                   --------  --------
 Property, plant and equipment net of depreciation of $123,062
 and $103,497 ................................................      151,875   148,110
 Intangible assets ...........................................      452,165   437,865
 Deferred income taxes .......................................       14,435    11,672
 Other non-current assets ....................................        7,020     6,021
                                                                   --------  --------
    Total assets .............................................     $898,219  $852,083
                                                                   ========  ========




                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...............................................  $ 27,435  $ 27,165
 Current portion of long-term debt ..............................    40,069    39,635
 Income taxes payable ...........................................     2,690    17,772
 Accrued payroll and employee benefits ..........................    28,022    26,890
 Deferred income taxes ..........................................     1,769     1,234
 Other current liabilities ......................................    25,487    25,459
                                                                   --------  --------
   Total current liabilities ....................................   125,472   138,155
                                                                   --------  --------
Long-term debt ..................................................   436,661   406,547
Deferred income taxes ...........................................    56,277    62,071
Other liabilities ...............................................    11,644    17,803
Minority interest in consolidated subsidiaries ..................       232       257
Commitments and contingent liabilities:
Shareholders' equity:
Common Stock, $.01 par value;  authorized 110,000,000
 shares, issued 46,866,914 and 46,529,992 shares, respectively ..       469       465
 Preferred Stock, $.01 par value; authorized 20,000,000 shares ..         -         -
 Equity Rights; 1,098 rights at $1.09 per right .................         1         1
 Additional paid-in capital .....................................   179,119   172,774
 Retained earnings ..............................................    93,628    54,261
 Cumulative foreign currency translation adjustment .............   (4,813)       220
 Treasury common stock, 2,402 shares at cost ....................       (1)       (1)
 Minimum pension liability adjustment                                 (470)     (470)
                                                                   --------  --------
        Total shareholders' equity ..............................   267,933   227,250
                                                                   --------  --------
  Total liabilities and shareholders' equity ....................  $898,219  $852,083
                                                                   ========  ========


     See accompanying notes to unaudited consolidated financial statements

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended    Nine Months Ended
                                                          June 30,              June 30,
                                                        1996       1995       1996       1995
                                                    --------   --------   --------   --------
Net sales ........................................  $171,096   $129,763   $488,809   $369,427
Cost of sales ....................................    85,618     64,541    246,101    184,012
                                                    --------   --------   --------   --------

Gross profit .....................................    85,478     65,222    242,708    185,415
Selling, general and administrative expenses .....    47,429     36,398    138,621    107,607
Restructuring expense ............................         -          -      8,277          -
                                                    --------   --------   --------   --------

Operating income .................................    38,049     28,824     95,810     77,808
                                                    --------   --------   --------   --------
Other income (expense):
 Interest expense. ...............................    (8,771)    (5,855)   (26,036)   (15,626)
 Amortization of deferred financing costs ........       (71)      (234)      (214)      (700)
 Minority interest in consolidated subsidiaries ..       (19)       (99)      (127)      (283)
 Other, net ......................................       (83)        41        (59)       250
                                                    --------   --------   --------   --------

Income before income taxes .......................    29,105     22,677     69,374     61,449
Income taxes .....................................    12,000      8,878     30,007     24,198
                                                    --------   --------   --------   --------

Net income .......................................  $ 17,105   $ 13,799   $ 39,367   $ 37,251
                                                    ========   ========   ========   ========

Earnings per common share ........................  $    .36   $    .29   $    .82   $    .79
                                                    ========   ========   ========   ========


See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 1995
                  AND FOR THE NINE MONTHS ENDED JUNE 30, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       CUMULATIVE                  AMOUNT
                                                                         FOREIGN                 RELATED TO
                                                 ADDITIONAL             CURRENCY    TREASURY      RECORDING          TOTAL
                                 COMMON  EQUITY   PAID-IN    RETAINED  TRANSLATION   COMMON        MINIMUM       SHAREHOLDERS'
                                 STOCK   RIGHTS   CAPITAL    EARNINGS  ADJUSTMENT    STOCK    PENSION LIABILITY     EQUITY
                                 ------  ------  ----------  --------  -----------  --------  -----------------  -------------

Balance at  September  30, 1994    $464      $2    $170,927   $ 5,346     $     38      $ (2)            $    -       $176,775
Shares issued in connection
 with the exercise of 135,268
 stock options .................      1       -       1,550         -            -         -                  -          1,551
Conversion of 294 equity rights
 to common stock ...............      -      (1)          -         -            -         1                  -              -
Tax benefits related to stock
 options .......................      -       -         297         -            -         -                  -            297
Net income ....................       -       -           -    48,915            -         -                  -         48,915
Cumulative foreign currency
 translation adjustment ........      -       -           -         -          182         -                  -            182
Amount related to recording
 minimum pension liability .....      -       -           -         -            -         -               (470)          (470)
                                 ------  ------  ----------  --------  -----------  --------  -----------------  -------------
Balance at September 30, 1995      $465      $1    $172,774   $54,261     $    220      $ (1)             $(470)      $227,250
                                 ======  ======  ==========  ========  ===========  ========  =================  =============

Shares issued in connection
 with the exercise of 336,922
 stock options .................      4       -       4,935         -            -         -                  -          4,939
Tax benefits related to stock
 options .......................      -       -       1,410         -            -         -                  -          1,410
Net income (Unaudited) ........       -       -           -    39,367            -         -                  -         39,367
Cumulative foreign currency
 translation adjustment ........      -       -           -         -       (5,033)        -                  -         (5,033)
                                 ------  ------  ----------  --------  -----------  --------  -----------------  -------------
Balance at June 30, 1996
(Unaudited) ...................    $469      $1    $179,119   $93,628     $ (4,813)     $ (1)             $(470)      $267,933
                                 ======  ======  ==========  ========  ===========  ========  =================  =============


See accompanying notes to consolidated financial statements

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          Nine Months Ended
                                                                              June 30,
                                                                            1996       1995
                                                                       ---------  ---------
Cash flows from operating activities:
Net income ..........................................................    $39,367    $37,251
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation .......................................................     18,889     14,397
 Amortization .......................................................     14,412     10,003
 Provision for losses on doubtful accounts ..........................        361        431
 Inventory provisions ...............................................      1,582        761
 Deferred taxes .....................................................     (9,572)    (4,262)
Changes in assets and liabilities:
 Increase in accounts receivable ....................................     (4,235)    (5,200)
 Increase in inventories ............................................     (8,107)   (12,437)
 Increase in prepaid expenses and other current assets ..............     (2,753)    (2,011)
 Decrease in accounts payable .......................................     (1,058)    (2,165)
 Decrease in taxes payable ..........................................    (15,975)      (373)
 Increase in accrued payroll and employee benefits ..................        566      2,277
 Increase (decrease) in other current liabilities                         (2,954)       163
 Net change in other assets and liabilities .........................       (452)   (11,059)
                                                                       ---------  ---------
   Total adjustments ................................................     (9,296)    (9,475)
                                                                       ---------  ---------
 Net cash provided by operating activities ..........................     30,071     27,776

Cash flows from investing activities:
 Capital expenditures ................................................   (18,852)   (13,025)
 Proceeds from sales of property, plant, and equipment ..............      3,618        318
 Payments for businesses acquired ...................................    (43,369)   (45,056)
                                                                       ---------  ---------
 Net cash used in investing activities ..............................    (58,603)   (57,763)

Cash flows from financing activities:
Net change in the revolving credit facility .........................     52,800     49,200
Principal payments long-term debt ...................................    (26,624)   (20,408)
Proceeds from the exercise of common stock options and warrants .....      4,938        184
                                                                       ---------  ---------
 Net cash provided by financing activities ..........................     31,114     28,976

Effect of exchange rate changes on cash .............................     (1,249)       186

Net increase (decrease) in cash .....................................      1,333       (825)
Cash and cash equivalents at beginning of year ......................      9,243     11,194
                                                                       ---------  ---------
Cash and cash equivalents at end of period ..........................    $10,576    $10,369
                                                                       =========  =========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ............................   $33,007    $14,374
 Cash paid during the period for income taxes ........................    32,244     25,129
 Capital lease obligations incurred ..................................       879        965


     See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods have been included. All such adjustments were of a normal recurring nature. The results for the nine month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the nine month period ended June 30, 1995, as originally reported, have been reclassified to conform with the nine month period ended June 30, 1996 presentation.


2.   Inventories at June 30, 1996 consist of the following:

                                    (In thousands)


     Raw materials                   $36,289
     Work-in-process                  21,507
     Finished goods                   64,712
     LIFO Reserve                     (4,789)
                                     -------
                                   $ 117,719
                                     =======


3. Subsequent to June 30, 1996, the Company completed three acquisitions through its subsidiaries identified below and amended its Revolving Credit Facility.



     On July 3, 1996, Richard-Allan Scientific Company, a subsidiary of Erie Scientific Company, completed the acquisition of certain assets of Stephens Scientific Company. Stephens Scientific manufactures solvents, imbedding waxes, reagent grade alcohols, and tissue freezing aerosol, all products used in histology laboratories. Stephens Scientific annual sales were approximately $11 million.



     On July 12, 1996, Nalge Nunc International Corporation completed the purchase of the assets of Flexible Components, Inc., a company engaged in the manufacture of flexible hoses, fittings and accessories used in fluid and gas transport applications in the pharmaceutical, biotech, food and beverage, air and gas industries. Annual sales were approximately $14.8 million.



     On July 15, 1996, Metrex Research Corporation, a subsidiary of Kerr Corporation which manufactures infection control products for the medical and dental markets, acquired the assets of Micro-Aseptic Products, Inc. Micro-Aseptic markets and sells infection control products, disinfectant and decontaminant cleaners, deodorizers, antiseptic hand and skin cleaners and related products to the medical and dental markets. Micro-Aseptic annual sales were approximately $4.5 million.

   In fiscal year 1996 to date, the Company has completed eight acquisitions, all of which are accounted for as purchases.

   On July 9, 1996, the Company amended its existing bank facility. The amendment increases the capacity of the Company's Revolving Credit Facility from $250 million to $300 million, and provides a mechanism for the Company to solicit competitive interest rate bids from banks who participate in the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements. When used herein, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those projected, including those that are described in Item 5, "Other Information - Cautionary Factors", in Part II of this report.

GENERAL

     Both sales and operating income for Sybron International Corporation (together with its subsidiaries, the "Company") for the quarter and nine months ended June 30, 1996 (the third quarter and year to date of fiscal 1996) grew over the corresponding prior year periods despite an $8.3 million restructuring charge, described below, in the second quarter of fiscal 1996. Net sales for the quarter and year to date ended June 30, 1996 increased by 31.9% and 32.3%, respectively, over the corresponding fiscal 1995 periods. Sales growth in the third quarter of fiscal 1996 was strong both domestically and internationally with increases of 29.3% and 36.6% in domestic and international sales, respectively, over the corresponding 1995 period. Approximately 25.2 percentage points of the 31.9% overall sales growth in the third quarter were attributable to acquired businesses, with 6.7 percentage points coming from existing businesses. International sales were adversely affected by the strengthened U.S. dollar by approximately $1.5 million in the third quarter of fiscal 1996. The Company's internal growth came from both the laboratory and dental segments.

     The results of operations of the Company reflect goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $11.0 million and $8.2 million for the quarters ended June 30, 1996 and 1995, respectively, and $33.3 million and $24.4 million for the first nine months of fiscal years 1996 and 1995, respectively. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", the Company believes is the appropriate measure of the Company's ability to internally fund its liquidity requirements, amounted to $48.9 million and $36.7 million for the quarters ended June 30 1996 and 1995, respectively, and $137.0 million and $101.5 million for the first nine months of fiscal years 1996 and 1995, respectively. BITDA represents, for any relevant period, net income plus (i) interest expense, (ii) provision for income taxes, (iii) depreciation, (iv) amortization and (v) the restructuring charge described below, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

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

     In March of 1996, the Company recorded a restructuring charge of $8,277,000 ($6,087,000 after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The majority of expenditures related to the restructuring plan are expected to be made during fiscal 1996, except for expenditures related to leases and severance commitments which have terms expiring later. As of June 30, 1996, approximately $3,342,000 of the established liability remains to be expended. Principal items included in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300,000), remaining lease payments and shut down costs on exited facilities (approximately $2,100,000), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500,000), and other related restructuring costs (approximately $1,300,000). The Company estimates that savings from this restructuring will approximate $3.8 million annually, before income taxes. It is anticipated that the realization of most of the savings will begin in fiscal 1997.


     As reported previously, on May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments ("Taylor") facility in Rochester, New York (the "Rochester Site"), a discontinued operation. According to CE's complaint, its claims are based on an asset purchase and sale agreement dated as of September 30, 1983, pursuant to which Taylor was sold to CE (the "1983 Agreement"), and an agreement between a subsidiary of the Company and CE dated August 14, 1987 (the "1987

Agreement"). The complaint alleges that under the 1983 Agreement the Company retained certain liabilities for, and indemnified CE with respect to, environmental contamination, hazards and other conditions that existed at the time of the sale of Taylor to CE, and that under the 1987 Agreement, the Company agreed to bear 70 percent of the costs thereafter incurred to clean up, remediate and remove mercury from the land and buildings at the Rochester Site. CE's complaint seeks declaratory relief and claims damages of at least $10 million with respect to expenses CE has incurred and expects to incur to remediate and remove mercury contamination from the land and buildings sold to CE at the Rochester Site. The complaint also seeks declaratory relief and claims damages in excess of $1 million with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4.2 million. The Company has denied it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination, for which the Company also denies liability. CE implemented a plan in early 1996 to assess the extent of potential soil and groundwater contamination at the Rochester Site, the preliminary results of which have been provided by CE to the Company. The preliminary results indicate there is mercury and inorganic and volatile organic compound contamination in the soil and groundwater at certain Rochester Site locations. CE is preparing a voluntary clean-up proposal based on these results which it plans to present to the New York Department of Environmental Conservation (the "NYDEC") for consideration. The cost to remediate the Rochester Site will depend upon the remediation standards incorporated into any voluntary agreement between CE and the NYDEC. Because the clean-up standards which may be applied have not been determined, the extent of remediation to be undertaken, and its cost, is unknown. As a result, the Company cannot, at this time, estimate the cost of the soil and
groundwater remediation claims.   The Company previously reported that prior to
beginning the Rochester Site assessment which generated the current test results, CE had indicated to the Company that, based upon information available to it and subject to a number of caveats, including the lack of assessment information and the fact that clean-up standards which may be applied to the Rochester Site have not been determined, the cost to remediate the soil and groundwater would range from $3 million to $5 million. Because the bases for this estimate were not disclosed by CE to the Company, the Company cannot make a judgment about how the preliminary test results it has been provided would affect this estimate. The Company intends to pursue insurance coverage for CE's claims and has therefore provided notice of CE's claims to its third party liability insurance carriers. To date the carriers have denied coverage.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO THE QUARTER ENDED JUNE 30, 1995

     NET SALES. Net sales for the three months ended June 30, 1996 were $171.1 million, an increase of $41.3 million (31.9%) from net sales of $129.8 million for the corresponding three months ended June 30, 1995. Sales in the laboratory segment were $101.3 million for the three months ended June 30, 1996, an increase of 50.2% from the corresponding 1995 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $28.8 million), (ii) increased volume from sales of existing products at Nalge Nunc International Corporation ("Nalge Nunc International") (approximately $1.4 million) and at Erie Scientific Company ("Erie") (approximately $1.3 million), (iii) price increases at Erie (approximately $0.9 million), at Nalge Nunc International (approximately $0.7 million) and at Barnstead/Thermolyne Corporation ("Barnstead/Thermolyne") (approximately $0.7 million) and (iv) increased volume from sales of new products at Nalge Nunc International (approximately $0.6 million; primarily sales from the Micro Packaging Vials product line). Increased sales in the laboratory segment were partially offset by unfavorable foreign currency impacts at Erie (approximately $0.7 million). In the dental segment, net sales were $69.8 million for the three months ended June 30, 1996, an increase of 12.0% from the corresponding fiscal 1995 period. Increased sales in the dental segment resulted primarily from (i) increased volume from sales of new products (approximately $4.5 million; primarily sales from the ORTHOS(TM) and the Copper Ni-Ti(TM) product lines manufactured by Ormco Corporation ("Ormco"), and Kerr Corporation's ("Kerr") TYTIN FC(TM) Alloy), (ii) sales of products of acquired companies (approximately $3.3 million) and (iii) increased volume from sales of existing products (approximately $0.4 million), partially offset by unfavorable foreign currency impacts (approximately $0.8 million).



     GROSS PROFIT. Gross profit for the third quarter of fiscal 1996 was $85.5 million, an increase of 31.1% from gross profit of $65.2 million for the corresponding fiscal 1995 period. Gross profit in the laboratory segment was $46.7 million (46.1% of net segment sales) in the third quarter of fiscal 1996, an increase of 55.0% from gross profit of $30.1 million (44.6% of net segment sales) during the corresponding fiscal 1995 period. Gross profit in the laboratory segment increased primarily as a result of (i) the gross profits of acquired businesses (approximately $13.0 million), (ii) increased volume at Nalge Nunc International (approximately $1.4 million), at Barnstead/Thermolyne (approximately $0.4 million) and at Erie (approximately $0.3 million), (iii) an improved product mix at Nalge Nunc International (approximately $0.4 million), at Barnstead/Thermolyne (approximately $0.4 million) and at Erie (approximately $0.3 million), (iv) lower unit costs at Nalge Nunc International (approximately $0.7 million), and (v) a reduction in material costs at Nalge Nunc International (approximately $0.3 million). Increased gross profit was partially offset by an inventory adjustment at Erie (approximately $0.5 million). In the dental segment, gross profit was $38.8 million (55.6% of net segment sales) in the third quarter of fiscal 1996, an increase of 10.5% from gross profit of $35.1 million (56.4% of net segment sales) during the corresponding fiscal 1995 period. Increased gross profit in the dental segment resulted primarily from (i) the gross profits of acquired businesses (approximately $2.5 million), and (ii) increased volume (approximately $2.1 million) partially offset by unfavorable foreign currency impacts (approximately $1.0 million).


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1996 were $47.4 million (27.7% of net sales) as compared to $36.4 million (28.0% of net sales) in the corresponding fiscal 1995 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $6.0 million in the third quarter of fiscal 1996, representing an increase of 27.1% from $4.7 million in the corresponding fiscal 1995 period. Increases at the corporate level were primarily due to increased amortization of the purchase accounting valuation as a result of the acquisition of the Nunc group of companies ("Nunc") on July 31, 1995 (approximately $1.1 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $41.4 million (24.2% of sales), representing an increase of 30.8% from $31.7 million (24.4% of sales) in the corresponding fiscal 1995 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $6.9 million), (ii) increased general and administrative expense (approximately $1.9 million),
(iii) increased marketing expense (approximately $0.6 million) and (iv) increased amortization of intangible assets as a result of acquisitions (approximately $0.4 million) partially offset by a reduction in research and development expenses (approximately $0.4 million).


     OPERATING INCOME. As a result of the foregoing, operating income was $38.0 million (22.2% of net sales) in the third quarter of fiscal 1996 compared to $28.8 million (22.2% of net sales) in the corresponding fiscal 1995 period. Operating income in the laboratory segment was $23.1 million (22.8% of net segment sales) in the third quarter of fiscal 1996 compared to $14.6 million (21.7% of net segment sales) in the corresponding fiscal 1995 period.
Operating income in the dental segment was $14.9 million (21.4% of net segment sales) in the third quarter of fiscal 1996 compared to $14.2 million (22.8% of net segment sales) in the corresponding fiscal 1995 period.

     INTEREST EXPENSE. Interest expense was $8.8 million in the third quarter of fiscal 1996 compared to $5.9 million in the corresponding fiscal 1995 period. The increase resulted from a higher debt balance primarily from increased acquisition activity. Interest expense during the quarters ended June 30, 1996 and 1995 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.


     INCOME TAXES. Taxes on income increased $3.1 million in the third quarter of fiscal 1996 over the corresponding period in fiscal 1995, primarily as a result of increased earnings from operations and an increase in nondeductible amortization primarily related to the Nunc acquisition.


     NET INCOME. As a result of the foregoing, the Company had net income of $17.1 million in the third quarter of fiscal 1996 compared to $13.8 million in the corresponding 1995 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased by $2.8 million (34.3%) in the third quarter of fiscal 1996 when compared to the corresponding 1995 period. This increase is primarily due to increased amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1995

     NET SALES. Net sales for the nine months ended June 30, 1996 were $488.8 million, an increase of $119.4 million (32.3%) from net sales of $369.4 million for the corresponding nine months ended June 30, 1995. Sales in the laboratory segment were $284.7 million for the nine months ended June 30, 1996, an increase of 52.2% from the corresponding 1995 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $90.5 million), (ii) increased prices at Barnstead/Thermolyne (approximately $1.7 million), at Nalge Nunc International (approximately $1.4 million) and at Erie (approximately $0.5 million), (iii) increased volume from sales of existing products at Erie (approximately $1.9 million) and at Nalge Nunc International (approximately $0.5 million) and (iv) increased volume from sales of new products at Nalge Nunc International (approximately $1.1 million; primarily sales of Micro Packaging Vials and silicone tubing products). In the dental segment, net sales were $204.1 million for the nine months ended June 30, 1996, an increase of 11.9% from the corresponding fiscal 1995 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies (approximately $12.6 million), (ii) increased volume from sales of new products (approximately $10.8 million; primarily sales from the ORTHOS(TM) and the Copper Ni-Ti(TM) product lines manufactured by Ormco, and Kerr's TYTIN FC(TM) Alloy) and (iii) favorable foreign currency impacts (approximately $0.9 million), partially offset by a reduction in volume from sales of existing products (approximately $2.7 million).


     GROSS PROFIT. Gross profit for the nine months ended June 30, 1996 was $242.7 million, an increase of 30.9% from gross profit of $185.4 million for the corresponding fiscal 1995 period. Gross profit in the laboratory segment was $130.2 million (45.7% of net segment sales) for the nine months ended June 30, 1996, an increase of 56.0% from gross profit of $83.4 million (44.6% of net segment sales) during the corresponding fiscal 1995 period. Gross profit in the laboratory segment increased primarily as a result of (i) the gross profits of acquired businesses (approximately $40.7 million), (ii) increased sales volume at Nalge Nunc International (approximately $1.6 million), at Barnstead/Thermolyne (approximately $0.8 million) and at Erie (approximately $0.2 million), (iii) an improved product mix at Nalge Nunc International (approximately $0.9 million), at Barnstead/Thermolyne (approximately $0.7 million) and at Erie (approximately $0.3 million), (iv) lower unit costs at Nalge Nunc International (approximately $1.4 million), (v) a reduction in material costs at Nalge Nunc International (approximately $0.7 million), and
(vi) inventory adjustments at Barnstead/Thermolyne (approximately $0.2 million). Increased gross profit in the laboratory segment was partially offset by inventory adjustments at Erie (approximately $0.5 million). In the dental segment, gross profit was $112.6 million (55.1% of net segment sales) for the nine months ended June 30, 1996, an increase of 10.4% from gross profit of $102.0 million (55.9% of net segment sales) during the corresponding fiscal 1995 period. Increased gross profit in the dental segment resulted primarily from (i) the gross profits of acquired businesses (approximately $8.3 million),
(ii) increased volume (approximately $3.2 million) and (iii) favorable foreign currency impacts (approximately $0.4 million), partially offset by inventory adjustments (approximately $1.7 million).


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended June 30, 1996 were $138.6 million (28.4% of net sales) as compared to $107.6 million (29.1% of net sales) in the corresponding fiscal 1995 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $18.1 million for the nine months ended June 30, 1996, representing an increase of 19.5% from $15.1 million in the corresponding fiscal 1995 period. Increases at the corporate level were primarily due to increased amortization of purchase accounting adjustments as a result of the acquisition of Nunc (approximately $3.5 million), partially offset by a reduction in employee benefit costs (approximately $0.5 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $120.5 million (24.7% of sales), representing an increase of 30.3% from $92.5 million (25.0% of sales) in the corresponding fiscal 1995 period. Increases at the subsidiary level were primarily due to
(i) expenses related to newly acquired businesses (approximately $22.3 million), (ii) increased general and administrative expense (approximately $2.0 million), (iii) increased amortization of intangible assets as a result of acquisitions (approximately $1.4 million), (iv) increased marketing expense (approximately $1.0 million), (v) increased research and development expenses (approximately $0.8 million) and (vi) unfavorable foreign currency impacts (approximately $0.6 million).


     RESTRUCTURING CHARGE. In March of 1996, the Company recorded a restructuring charge of $8,277,000 ($6,087,000 after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The majority of expenditures related to the restructuring plan are expected to be made during fiscal 1996, except for expenditures related to leases and severance commitments which have terms expiring later. As of June 30, 1996, approximately $3.3 million of the established liability remains to be expended and is recorded in other current liabilities. Principal items included in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300,000), remaining lease payments and shut down costs on exited facilities (approximately $2,100,000), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500,000), and other related restructuring costs (approximately $1,300,000).



     OPERATING INCOME. As a result of the foregoing, operating income was $95.8 million (19.6% of net sales) for the nine months ended June 30, 1996 compared to $77.8 million (21.1% of net sales) in the corresponding fiscal 1995 period. Operating income in fiscal 1996 prior to the restructuring charge was $104.1 million (21.3% of net sales). Operating income in the laboratory segment, prior to the restructuring charge described above, was $62.6 million (22.0% of net segment sales) for the nine months ended June 30, 1996 compared to $38.4 million (20.5% of net segment sales) in the corresponding fiscal 1995 period. Operating income in the dental segment, prior to the restructuring charge described above, was $41.5 million (20.3% of net segment sales) for the nine months ended June 30, 1996 compared to $39.4 million (21.6% of net segment sales) in the corresponding fiscal 1995 period.


     INTEREST EXPENSE. Interest expense was $26.0 million for the nine months ended June 30, 1996 compared to $15.6 million in the corresponding fiscal 1995 period. The increase resulted from a higher debt balance primarily from increased acquisition activity. Interest expense during the nine months ended June 30, 1996 and 1995 included additional non-cash interest expense of $0.9 million resulting from the adoption of SFAS No. 106.


     INCOME TAXES. Taxes on income increased $5.8 million in the nine months ended June 30, 1996, primarily as a result of increased earnings from operations and an increase in nondeductible amortization primarily related to the Nunc acquisition.


     NET INCOME. As a result of the foregoing, the Company had net income of $39.4 million for the nine months ended June 30, 1996 compared to $37.3 million in the corresponding 1995 period. Without the restructuring charge, net income would have been $45.5 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $8.9 million (36.5%) in the nine months ended June 30, 1996 when compared to the corresponding 1995 period. This increase is primarily due to increased amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

     INFLATION. The Company does not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES


     As a result of the leveraged buyout in 1987 of a company known at the time as Sybron Corporation (the "Acquisition"), subsequent adoption of SFAS 109 and the acquisitions completed since 1987, the Company increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Also, as a result of the permanent financing effected in August 1988 for the Acquisition, the Company incurred approximately $372 million of debt. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by $31.4 million in the nine months ended June 30, 1996 as a result of acquisitions. The Company believes, therefore, that EBITDA represents the more appropriate measure of the Company's ability to internally fund its capital requirements.


     The Company's capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and its subsequent refinancings, the Company's working capital needs, primarily related to inventory and accounts receivable, the Company's capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of the Company's acquisition strategy, the periodic expansion of physical facilities and, in the short term, payments related to the restructuring charge (as described above). In addition, in the event the Company should be held liable for CE's claims in the CE Litigation (described above), liability for which the Company denies, the Company could require capital to satisfy such liabilities, depending upon their magnitude. With respect to the restructuring charge, as of June 30, 1996, the Company has paid approximately $2.4 million and charged an additional $2.5 million to inventory and fixed assets. The Company intends to expend an additional $2.2 million by the end of fiscal 1996 and $1.1 million over the remaining terms of exited facilities leases and severance agreements. With respect to acquisitions, it is currently the Company's intent to continue to pursue its acquisition strategy. If acquisitions are to continue at the Company's historical pace, the Company believes it will require financing beyond the capacity of its existing Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.


     The statement contained in the immediately preceding paragraph concerning the Company's intent to continue to pursue its acquisition strategy is a forward-looking statement. The Company's ability to continue its acquisition strategy is subject to a number of uncertainties, including, but not limited to, its ability to raise capital beyond the capacity of its existing Credit Facilities, and the availability of suitable acquisition candidates at reasonable prices. See Item 5, "Other Information - Cautionary Factors", in
Part II of this report.



     On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (as amended, the "Credit Agreement") with Chemical Bank and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, the Company and its subsidiaries borrowed a total of approximately $422.5 million under the Credit Facilities. The Company borrowed $300 million under the Term Loan Facility and approximately $122.5 million was borrowed under the Revolving Credit Facility. Approximately $167.6 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies. The remaining borrowed funds of approximately $254.9 million were used to repay outstanding amounts, including accrued interest, under the Company's previous senior bank credit facilities (the "Previous Credit Facilities") and to pay certain fees in connection with such refinancing. On July 9, 1996, the Credit Agreement was amended to increase the capacity of the Revolving Credit Facility to $300 million and to establish a competitive bid process as an additional option to the Company in setting interest rates.



     Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) are anticipated to be the Company's largest use of funds in the future. As with the Company's Previous Credit Facilities, the Credit Facilities provide for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by Chemical Bank in New York City as its prime rate,
(ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (b) the London interbank offered rate ("LIBOR") plus 1/2% to 1% depending upon the level of certain financial ratios, or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the July 9, 1996 amendment. Under the Previous Credit Facilities, the LIBOR margin was at 3/4% through February 3, 1995. Upon application of the financial ratios for the period ending December 31, 1994, the Company received a reduction in the LIBOR margin from 3/4% to 5/8%, which took effect on February 4, 1995. On May 15, 1995, the LIBOR margin was increased back to 3/4% and remained at that level through the first six months of fiscal 1996. The primary reason for the rate increase was increased borrowings under the Previous Credit Facilities and the Credit Facilities to fund acquisitions completed in the second and third fiscal quarters of 1995 and the first and second quarters of fiscal 1996. Upon application of the financial ratios to the second quarter results of fiscal 1996, the Company experienced an increase in the LIBOR margin from 3/4% to 1% effective May 15, 1996. The primary reason for this rate increase was the negative earnings impact of the restructuring charge included in the second quarter. The LIBOR margin decreased back to 3/4% on August 9, 1996 after application of the financial ratios to the third quarter results.



     As a result of the terms of the Credit Agreement and the agreement governing the Previous Credit Facilities, the Company is sensitive to a rise in
interest rates.   In order to reduce its sensitivity to such interest rate
increases, on July 2, 1993, the Company entered into two interest rate swaps, aggregating $100 million, to hedge against a rise in interest rates. The first swap was effective July 7, 1993, and fixed the interest rate on $50 million of the Company's borrowings under the Credit Facilities and the Previous Credit Facilities for a period of five years. A second swap was effective August 13, 1993, and fixed the interest rate on an additional $50 million of the Company's borrowings for a period of six years. These rates, prior to the August 9, 1996 adjustment, were 6.17% and 6.44%, respectively, and decreased to 5.92% and 6.19%, respectively on August 9, 1996 as a result of the decrease in the LIBOR margin discussed above.



     The Company executed three additional interest rate swaps effective December 8, 1995 with notional amounts of $50 million each. The three swaps, prior to the August 9, 1996 adjustment, were at interest rates of 6.348%, 6.56% and 6.624%, when the LIBOR margin was 1%, and adjusted to 6.098%, 6.31% and
6.374%, respectively, on August 9, 1996.   These swap arrangements expire on
December 9, 1996, September 8, 2000 and September 10, 2001, respectively.


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


     The Company intends to fund its cash needs for acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback, restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the

Revolving Credit Facility. To the extent that funds are not available, particularly with respect to acquisitions proposed to be made with cash, the Company will have to raise additional capital.



     As set forth above, until July 9, 1996 the Revolving Credit Facility provided up to $250 million in credit, and on July 9, 1996, the Facility was expanded to $300 million. As of June 30, 1996, prior to expansion of the Facility and prior to the acquisitions of Stephens Scientific, Flexible Components, Inc. And Micro-Aseptic Products, Inc., there was $78.2 million of unused available credit under the Revolving Credit Facility. Under the Term Loan Facility, on October 31, 1995 the Company began to repay principal in 28 consecutive quarterly installments. As of August 1, 1996, the Company paid all of the $35 million obligation due in fiscal 1996. Future annual payments are due as follows: $35 million, $40 million, $40 million, $50 million, $50 million, and $50 million in fiscal years 1997 through 2002, respectively.


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





                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following information should be read in conjunction with Item 3, "Legal Proceedings", in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and with Item 1, "Legal Proceedings", in Part II of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1995 and March 31, 1996.

     On May 2, 1996, Combustion Engineering, Inc. ("CE"), a subsidiary of ABB Asea Brown Boveri Ltd. ("ABB"), commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Rochester Site"), a discontinued operation. The CE Litigation, brought in the New York

Supreme Court, Monroe County, New York, relates to the previously reported claims ABB has made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Rochester Site. The Rochester Site was sold to CE in 1983 by the predecessor of a subsidiary of the Company.


     See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" for additional information regarding the CE litigation.

ITEM 2. CHANGES IN SECURITIES

     Information concerning the Company's Amended and Restated Credit Agreement, dated as of July 31, 1995, with Chemical Bank and other lenders, as amended by the First Amendment thereto, dated as of July 9, 1996, including the financial and operating covenants contained therein (which, among other things, place limitations upon the payment of dividends), is incorporated in response to this item by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources" in Item 2 of Part I hereof.



ITEM 5. OTHER INFORMATION


     CAUTIONARY FACTORS

     This report contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties that could cause the Company's actual results and performance to differ materially from what is projected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

      - Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include the Company's ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability.

      - Factors affecting the Company's ability to continue pursuing its current acquisition strategy, including the Company's ability to raise capital beyond the capacity of its existing Credit Facilities or to use the Company's stock for acquisitions, the cost of the capital required to effect the Company's acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, the ability of the Company to realize the synergies expected to result from acquisitions, and the ability of existing Company personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

      - Factors affecting the Company's ability to profitably distribute and sell its products, including any changes in the Company's business relationships with its principal distributors, primarily in the laboratory segment, competitive factors such as the entrance of additional competitors into the Company's markets, pricing and technological competition, and risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing dental, orthodontic and laboratory technologies.

      - With respect to Erie, factors affecting its Erie Electroverre S.A. subsidiary's ability to manufacture the glass used by Erie's worldwide manufacturing operations, including delays encountered in connection with the periodic rebuild of the sheet glass furnace and furnace malfunctions at a time when inventory levels are not sufficient to sustain Erie's operations.

      - Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

      - The risk of strikes or other labor disputes at those locations which are unionized which could affect the Company's operations.

      - Factors affecting the Company's ability to continue manufacturing and selling those of its products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies, including the promulgation of stricter laws or regulations, reclassification of the Company's products into categories subject to more stringent requirements or the withdrawal of the approval needed to sell one or more of the Company's products.

      - Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize Company products.

      - Factors relating to the impact of changing public and private healthcare budgets which could affect demand for or pricing of the Company's products.


      - Factors affecting the Company's financial performance or condition, including tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

      - The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

      - Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

           Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


                                        SYBRON INTERNATIONAL CORPORATION
                                        --------------------------------
                                        (Registrant)



Date  August 13, 1996                   /s/ Dennis Brown
- ---------------------                   --------------------------------
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

                       SYBRON INTERNATIONAL CORPORATION
                              (THE "REGISTRANT")
                        (COMMISSION FILE NO. 1-11091)

                                EXHIBIT INDEX
                                      TO
        QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED JUNE 30, 1996



                                                     INCORPORATED
     EXHIBIT                                         HEREIN BY     FILED
     NUMBER   DESCRIPTION                            REFERENCE TO  HEREWITH

     4.1      First Amendment, dated as                            X
              of July 9, 1996, to the Amended and
              Restated Credit Agreement, dated
              as of July 31, 1995 (as amended,
              supplemented or otherwise modified
              from time to time, the "Credit
              Agreement"), among the Registrant
              and certain of its subsidiaries,
              the several Lenders from time to
              time parties thereto, Chase
              Securities Inc. (formerly known
              as Chemical Securities Inc.), as
              Arranger, and Chemical Bank, as
              Administrative Agent for the
              Lenders

     4.2      Form of Revolving Credit Note,                       X
              dated as of July 9, 1996, executed
              pursuant to the Credit Agreement

     4.3      Form of CAF Advance Note, dated as of                X
              July 9, 1996, executed pursuant
              to the Credit Agreement

     4.4      Amended and Restated Parent                          X
              Pledge Agreement, dated as of
              July 9, 1996, executed pursuant
              to the Credit Agreement

     4.5      Form of Amended and Restated                         X
              Subsidiaries Guarantee,
              dated as of July 9, 1996,
              executed pursuant to the Credit
              Agreement

     4.6      Form of Amended and Restated                         X
              Subsidiaries Pledge Agreement,
              dated as of July 9, 1996, executed
              pursuant to the Credit Agreement

     11       Statement re Computation of Per
              Share Earnings                                       X

     27       Financial Data Schedule                              X