Form 10-K
period 1996-09-30
SYBRON INTERNATIONAL CORP
filed 1996-12-20
CIK 824803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

      [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended September 30, 1996

       or

      [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ________________ to ________________

       Commission file number 1-11091

                        SYBRON INTERNATIONAL CORPORATION
               (Exact name of registrant as specified in charter)

                  WISCONSIN                                      22-2849508
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)
          411 EAST WISCONSIN AVENUE                                 53202
            Milwaukee, Wisconsin                                 (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (414) 274-6600

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
   Common Stock, par value $0.01 per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 2, 1996 as reported on the New York Stock Exchange, was approximately $949,546,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At December 2, 1996, there were 46,989,194 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held January 22, 1997 have been incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SYBRON INTERNATIONAL CORPORATION

                               TABLE OF CONTENTS
                                       TO
                        1996 ANNUAL REPORT ON FORM 10-K

             ITEM                                                                         PAGE
             ----                                                                         ----
PART I
               1    Business.............................................................   1
               2    Properties...........................................................  14
               3    Legal Proceedings....................................................  15
               4    Submission of Matters to a Vote of Security Holders..................  16
                    Executive Officers of the Registrant.................................  17
PART II
               5    Market for Registrant's Common Equity and Related Stockholder
                      Matters............................................................  18
               6    Selected Financial Data..............................................  19
               7    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..............................................  19
               8    Financial Statements and Supplementary Data..........................  30
               9    Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure...............................................  57
PART III
              10    Directors and Executive Officers of the Registrant...................  57
              11    Executive Compensation...............................................  57
              12    Security Ownership of Certain Beneficial Owners and Management.......  57
              13    Certain Relationships and Related Transactions.......................  57
PART IV
              14    Exhibits, Financial Statement Schedules and Reports on Form 8-K......  58
                    Signatures...........................................................  59

                        SYBRON INTERNATIONAL CORPORATION

                             CROSS REFERENCE SHEET

                                                      HEADING(S) IN PROXY STATEMENT FOR
                    FORM 10-K                          ANNUAL MEETING OF SHAREHOLDERS
                    ITEM NO.                             TO BE HELD JANUARY 22, 1997
       -----------------------------------   ---------------------------------------------------
 10.   Directors and Executive Officers      Election of Directors
         of the Registrant                   Section 16(a) Beneficial Ownership Reporting
                                             Compliance
 11.   Executive Compensation                Executive Compensation
                                             Election of Directors -- Directors' Compensation
 12.   Security Ownership of Certain         Security Ownership of Certain Beneficial Owners
         Beneficial Owners and Management    and Management
 13.   Certain Relationships and Related     Not applicable.
         Transactions

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sybron International Corporation is a leading manufacturer of value-added products for the laboratory and professional orthodontic and dental markets in the United States and abroad. The Company's laboratory business provides plastic labware, microscope slides, consumables, temperature control apparatus and water purification systems to industrial, academic, clinical, governmental and biotechnology laboratories. The Company's orthodontic and dental businesses provide orthodontic appliances and related products to orthodontists and a diversified line of consumable products to dentists. The Company has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on product line extensions, new product introductions, acquisitions and international growth. The Company's net sales have increased from $383 million in fiscal year 1992 to $674 million in fiscal year 1996. In fiscal year 1996, foreign and United States export sales represented approximately 36% of the Company's net sales.

     The term "Company" as used herein refers to Sybron International Corporation and its subsidiaries, and their respective predecessors, unless the context otherwise requires. The Company's fiscal year ends on September 30. All references to "1994", "1995" or "1996" reference the fiscal year ended September 30, 1994, 1995 or 1996, respectively, unless the context otherwise requires. All references to shares, stock prices and earnings per share have been adjusted to reflect the two-for-one stock split issued on December 15, 1995.

     The Company's laboratory business is operated through three subsidiaries and their affiliates. Nalge Nunc International Corporation ("NNI") develops, manufactures, and markets a diversified line of reusable and disposable plastic labware, high quality bio-pharmaceutical packaging products, recreational containers, industrial products such as plastic tubing, sanitary tubing and fittings, and environmental testing containers. Erie Scientific Company ("Erie") develops, manufactures, and markets microscope slides, cover glass, consumables used in clinical laboratories and thin glass mirrors. Barnstead Thermolyne Corporation ("Barnstead/ Thermolyne") develops, manufactures and markets precision heating, stirring, measuring, analytical and temperature control apparatus and water purification systems to industrial, clinical, academic, governmental and biotechnology laboratories.

     The Company's orthodontic and dental businesses are operated through Sybron Dental Specialties, Inc. ("Sybron Dental Specialties"), its two subsidiaries and their affiliates. Ormco Corporation ("Ormco") develops, manufactures and markets a broad line of orthodontic appliances including bands, brackets, wire, adhesives, and ancillary equipment used during the course of orthodontic treatment. Kerr Corporation ("Kerr") develops, manufactures and markets a broad range of consumable products for use in restorative, prosthetic, and endodontic dentistry.

     NNI, Erie, Barnstead/Thermolyne and Sybron Dental Specialties, including Kerr and Ormco, are referred to herein collectively as the "Operating Subsidiaries".

     The Company, a Wisconsin corporation, is the successor by merger in January 1994 to Sybron Corporation, a Delaware corporation. The merger was accomplished to change the Company's corporate domicile from Delaware to Wisconsin. Sybron Corporation, originally named Sybron Acquisition Company, was formed in 1987. In 1987, through an indirect wholly-owned subsidiary, Sybron Acquisition Company acquired all of the outstanding shares of a company known at the time as Sybron Corporation (the "Acquired Company") in a leveraged buyout transaction (the "Acquisition").

     In 1986, when the previous Sybron was taken private in a leveraged buyout transaction, management initiated programs to reduce corporate and subsidiary expenses, rationalize certain production facilities, sell certain operating businesses and effect selective acquisitions. The company was then resold in 1987 in a second leveraged buyout transaction. After the 1987 buyout, the company focused on maximizing cash flow in order to repay debt incurred in connection with the Acquisition. In 1992 the Company was taken public and the proceeds of the initial public offering were used to retire a portion of the Acquisition debt. The balance of the Acquisition debt was refinanced in 1993 when the Company put in place a bank credit facility which, in addition to refinancing existing debt, provided the Company with a line of credit designed to allow the initiation of a more aggressive acquisition program. This program, together with operating strategies which have been consistently executed since the 1986 transaction, is designed to expand and strengthen the Company's worldwide sales and operating margins. Key elements of the Company's strategy are as follows:

          Competitive Focus. The Company has focused product development, manufacturing and marketing efforts on increasing the range of specialty and value-added laboratory, orthodontic, and dental products offered, as well as on increasing the range of end users for such products.

          New Product Introductions. Each of the Operating Subsidiaries has consistently developed and introduced new products which have contributed significantly to net sales. The Company believes that new product introductions enable the Operating Subsidiaries to maintain their competitive positions.

          Acquisitions. Since July 1993, when the Company expanded its strategy of growth through acquisitions, the Company and its Operating Subsidiaries have made twenty-nine acquisitions in the United States and abroad, including ten completed in 1996 and two completed in fiscal 1997 through December 2, 1996. See Note 14 to the consolidated financial statements in
     Item 8 of this Annual Report. The Operating Subsidiaries have been able to use their existing distribution channels to market many of the acquired product lines. Other synergies, such as the elimination of duplicative administrative functions or the combining of manufacturing operations, have been achieved with certain of these acquisitions.

          International Growth. The Company has devoted significant resources to international manufacturing, sales and marketing efforts in order to capitalize on international sales opportunities. As a result of those efforts, foreign and United States export sales have grown since 1986, from $75.2 million in the twelve months ended September 30, 1987 to $244.5 million in 1996. In 1994, 1995 and 1996, foreign and United States export sales represented approximately 35%, 36% and 36%, respectively, of the Company's net sales. The international efforts have allowed the Company to maintain its percentage of foreign and United States export sales to total sales, despite the increase in acquisitions which have been more predominantly domestic in nature. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Successful execution of the strategic elements described above resulted in a significant expansion of the business in 1996. Of the $155.3 million growth in sales, approximately $26.9 million was generated from internal growth with the balance coming from acquired businesses. Acquisition growth has been more significant within the laboratory segment of the business than the dental segment due to the fact that the worldwide market for laboratory products is substantially larger than that for orthodontic and dental products. Historically, the Company's net sales have been rather evenly distributed between the laboratory and dental segments. In 1996 the laboratory segment grew to 58.5% of net sales, with the dental segment representing 41.5%. The Company intends to pursue its acquisition strategy in both the laboratory and dental segments but, due to the disproportionate magnitude of these markets, expects to continue to see a greater level of opportunity for growth in the laboratory segment. In addition to the growth contributed from acquired businesses, the Company has been able to realize cost benefits derived from the elimination of duplicative costs in manufacturing and administrative areas. In April 1996, the Company announced a restructuring to realize such benefits from the acquisitions. An after-tax restructuring charge of $6.1 million was recorded which is expected to generate annual savings on an after-tax basis of $2.4 million.

     The description of the Company's business included in this Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other portions of this report contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements concern, among other things, the intent, belief or current expectations of the Company or its management with respect to the Company's operating and growth strategies, the Company's capital expenditures, financing, regulatory matters pertaining to the Company specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, environmental matters, legal proceedings and other factors affecting the Company's financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled "Cautionary Factors" in Item 7 of this Annual Report.

CERTAIN FINANCIAL INFORMATION

     The following table sets forth net sales by Operating Subsidiary and business segment for the years indicated.

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                              1994*       1995*       1996*
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
    Laboratory Segment:
      NNI.................................................   $114,405    $137,296    $220,352
      Erie................................................     59,070      74,062     110,747
      Barnstead/Thermolyne................................     50,276      57,039      63,225
                                                             --------    --------    --------
           Subtotal.......................................    223,751     268,397     394,324
                                                             --------    --------    --------
    Dental Segment:
      Sybron Dental Specialties...........................    215,953     250,803     280,133
                                                             --------    --------    --------
           Total Net Sales................................   $439,704    $519,200    $674,457
                                                             ========    ========    ========

---------------
* Includes acquired companies' sales since their effective dates of acquisition.

     Other financial information about business segments and foreign operations is included in Note 15 to the Company's consolidated financial statements in
Item 8 of this Annual Report, and such information is incorporated herein by reference.

     Management is not aware of any definitive market share information for the laboratory and professional orthodontic and dental markets. Any such information contained in this Annual Report has been developed by the Company from internal sources and, in the case of certain estimates regarding Sybron Dental Specialties, are based in part on information published by independent parties or trade associations. The market share information presented herein reflects the Company's current estimates and no assurance can be given regarding the accuracy of such estimates.

LABORATORY SEGMENT

  NNI

     General: NNI, headquartered in Rochester, New York, represents the combination of Nalge Company ("Nalge") and the Nunc group of companies ("Nunc"). Nalge, a manufacturer of reusable and disposable plastic labware products used in general, industrial and research labs, was founded in 1949. Nunc, a manufacturer of plastic labware used in biotechnology, medical research and diagnostics, was founded in 1953 and acquired by the Company in July 1995. Nunc was combined with Nalge to form NNI in order to take advantage of the marketing, manufacturing and technological synergies between the companies. As used herein, "NNI" means Nalge and its operations prior to the Nunc acquisition, and the combined operations of Nalge and Nunc after the Nunc acquisition.

     As a result of the Nunc acquisition and others made by NNI since the expansion of the Company's acquisition program in 1993, NNI has significantly broadened its product line. In addition, NNI formed its Nalge Process Technologies Group ("NPT") in 1996, placing part of its existing industrial business and certain of its acquisitions under a single management structure. NPT is designed to address the sanitary fluid transport needs of biotechnology, pharmaceutical and other industries.

     Products: NNI's NALGENE(R) (Nalge) brand product line includes plastic labware products for general laboratory purposes. This product line consists of approximately 4,900 items including reusable products (bottles, carboys, graduated ware, beakers and flasks) and disposable products (microfiltration and cryogenic storage products). Other NALGENE products include products for critical packaging applications (bottles for packaging of diagnostic reagents, media and specialty chemicals), consumer products (containers, bicycle bottles and recreation containers for outdoor camping) and plastic tubing and tanks (PVC, dairy and silicone tubing, and corrosion-resistant tanks from 5 to 1,000 gallons in capacity). NALGENE laboratory products are typically sold at prices ranging from $5 to $1,000. In general, these products are designed to offer the scientist or laboratory technician a more durable, safer and less expensive alternative to labware products made of glass or other materials. NNI also sells I-CHEM(R) environmental containers.

     NNI's NUNC(@) brand product line consists of high quality plastic labware used in biotechnology, medical research and diagnostics. NUNC products are complementary to NALGENE labware products because they principally address scientific research needs not addressed by the NALGENE products. NUNC products, which are used for the propagation, analysis and storage of cells, are comprised of tissue culture products, molecular biology products, storage and transportation products and immunology products. Tissue culture products include Cell Factories and NUNCLON(@) Flasks for use in cell culture and production of biomaterials. A line of culture inserts is used to perform toxicological testing of drugs and cosmetics where large numbers of samples are analyzed. NUNC molecular biology products provide the necessary tools for fast, convenient and safe recombinant DNA work and neurochemistry analysis. This product group includes space-saving well plates and a multi-purpose OmniTray which are compatible with laboratory robotics. These types of products are standard in virtually every clinical and life science laboratory. Storage and transportation products are used for safe handling, storage and transport of biological samples. Immunology products are used in assay procedures in clinical laboratories. Screening for HIV or hepatitis and tissue typing are examples of commonly-performed immunological analyses. The diverse NUNC product line includes a selection of product configurations and surface finishes to accommodate a variety of immunological techniques.

     NPT was formed to address the needs of biotechnology, pharmaceutical and other industries for sanitary fluid transport. NPT takes advantage of the combined expertise of certain acquired companies and NNI's industrial business. The NPT product line includes plastic tubing and tanks from NNI's industrial product line; silicone tubing and non-metallic fittings for the pharmaceutical, semi-conductor and biotechnology industries from Sani-Tech, Inc. ("Sani-Tech"), acquired in February 1995; pipe and tubing for ultra-pure applications from Acutech Plastics, Inc. ("Acutech"), acquired in January 1996; hoses, fittings and accessories used in fluid and gas transport applications from Flexible Components, Inc. ("Flexible Components"), acquired in July 1996; and sanitary stainless steel fittings from Pure Fit, Inc. ("Pure-Fit"), acquired in October 1996.

     New Products. NNI's product development efforts are focused on expanding product offerings for domestic and international laboratory and packaging markets, and developing specialty products for new markets. Product development for new markets emphasizes products that are capable of generating gross margins consistent with its labware products, primarily by exploiting NNI's expertise with plastic resins and molding processes. NNI periodically evaluates new grades of resins, new resins, and innovative equipment and molding technologies as part of its new product development effort. Recent NALGENE product introductions include a new array of acrylic laboratory safety products (including a Beta apron, shielded pipette rack and stand and Beta lock boxes), lab organizers, self-venting safety wash bottles, fluorinated solvent wash bottles, autoclavable carboys, barbed bulkhead fittings, Top Works(TM) fluid transfer systems, and a micropackaging vial. Recent NUNC product introductions include Mutidishes and MicroWell(TM) Plates, Lockwell(TM) Immunoassay modules, GeNunc(TM) trays and holders, Nucleolink(TM) strips, Sonic Seal Slide Wells and Tissue Culture Chamber Slides.

     In addition, NNI has added a new line of silicone tubing and a complete line of non-metallic fittings and accessories through the acquisitions of Sani-Tech, Acutech, Flexible Components and Pure-Fit. During the last three fiscal years, NNI has supported its new product development with research and development expenditures of approximately 3% of its annual net sales.

     Markets; Distribution. The Company estimates that the worldwide labware market comprises in excess of 150,000 industrial, academic, clinical, governmental and biotechnology laboratories. NNI believes that it has the leading share of the domestic reusable plastic labware market in which its NALGENE general labware products compete, and that it has the leading share of the domestic market for disposable microporous filter units. NALGENE(@) labware products are marketed through approximately 45 domestic and 60 international labware distributors. Four distributors, Fisher Scientific ("Fisher"), VWR Scientific ("VWR"), the industrial products division of Baxter Scientific Products ("Baxter Industrial"), and Curtin Matheson Scientific, Inc. ("CMS"), accounted for 53% and 50% of NALGENE product sales in 1994 and 1995, respectively. In 1995, Fisher, VWR, Baxter Industrial and CMS consolidated into two distributors as a result of Fisher's acquisition of CMS and VWR's acquisition of Baxter Industrial. The two remaining distributors, Fisher and VWR, accounted for 54% and 18% of NALGENE and NUNC product sales, respectively, in 1996. Laboratory supply distributors offer a wide variety of supplies, apparatus and instruments for the laboratory, primarily through catalogs. As end users rely heavily on these catalogs in identifying suitable products and making purchase decisions, the amount of catalog space provided and the number of product items listed for a particular vendor are critical marketing variables. The distributor consolidation led to soft sales for core labware products in 1995 and the first half of 1996 as the two remaining major distributors rationalized their distribution systems. NNI's competitive advantages afforded by its long-standing relationships with Fisher and VWR has continued after the consolidation and the number of NNI's labware products offered by these two remaining major distributors continues to be among the highest of any of NNI's competitors. The Nalge-Nunc combination was designed to give both the NALGENE and NUNC product lines a more significant presence with the major distributors.

     NUNC products are very strong in Europe and are the worldwide leaders in handling, storage and transport systems for biological samples. NUNC products entered the United States market in 1987 and have not achieved the same market presence as the NALGENE products. European markets in which NUNC products participate have evolved somewhat differently in recent years than the corresponding United States market. The conversion of laboratory equipment from glass to plastic started later in Europe. While plastic labware makes up approximately 60% of the market in the United States, the European labware market remains approximately 70% glass. This is the result of generally lower glass prices in Europe, as well as substantially less marketing of plastic products. Both markets are expected to show continued growth in demand for plastic labware. NUNC products are distributed in much the same way as NALGENE products, through a combination of distributors and catalogs. In the United States, NALGENE and NUNC products are sold through the same dealer network. In Europe, NUNC products are distributed through a line of exclusive distributors in all countries except Germany, where NNI maintains its own sales force.

     NNI also maintains its own sales force in the United States and abroad to help its dealers sell both NALGENE and NUNC products. NNI has a 60 person sales force in the United States, a 12 member sales force in Germany and a 9 member sales force supporting NNI products in other parts of Europe and the rest of the world.

     NPT's products are marketed primarily through distributors. NNI's packaging products are marketed through distributors domestically and on a direct basis internationally. NNI's consumer products are sold through distributors and directly to retailers.

     International. A significant portion of NNI's growth during the past five years has come from its international markets. For the five years ended September 30, 1996, NNI's foreign and United States export sales grew at a compound annual rate of 32%, from approximately $16 million in fiscal 1991 to approximately $76 million in 1996. In 1996, NNI's international sales increased by 121% over 1995, primarily due to the full year effect of the NUNC acquisition. Approximately $44 million, or 64%, of NUNC product sales in 1996 were to international markets.

     Competition. NNI believes that its principal competitive advantages include the ability to define specific customer needs and to develop products to address those needs, the breadth and depth of its product lines, its expertise in plastic molding technology and its significant brand recognition. Historically, plastic labware was introduced as an alternative to glass labware. Accordingly, NNI competes primarily with glass labware manufacturers on the basis of the durability, safety and light weight of plastic versus glass. NNI competes with plastic labware manufacturers on the basis of product design, quality, the breadth and depth of its product lines and customer service capabilities. NNI's principal competitors differ by product line, and NNI believes that no single competitor offers a comparable mix of product lines, or breadth or depth within individual product lines. NNI's principal competitors for NALGENE general laboratory products are Corning Costar, Inc. ("Corning/Costar"), Millipore Corporation, Wheaton Industries, Incorporated, and Kautex Werke

Reinhold Hagen A.G. NNI's principal competitors for the NUNC products are Corning/Costar, Becton Dickinson and Company ("Becton Dickinson"), Greiner, Dynatech, Sarstedt and Eppendorf.

  ERIE

     General. Erie, founded in 1934 and headquartered in Portsmouth, New Hampshire, has historically been a developer, manufacturer and marketer of microscope slides, cover glass, diagnostic slides and other industrial thin glass products for sale in the United States and abroad. Through several acquisitions, Erie has broadened its product base to include electrophoresis products used in molecular biology research, precision thermometers and hydrometers for laboratories, stains, fixatives and supplies for histology and cytology laboratories, liquid standards and reagents used with clinical diagnostic and testing equipment, consumable histology products, and thin glass mirrors.

     Erie has achieved a high degree of vertical integration in the slide and mirror production processes. Erie's wholly-owned subsidiary in Switzerland, Erie Electroverre S.A. ("Electroverre"), a manufacturer of thin white glass, sells approximately 94% of the glass it manufactures to Erie's worldwide operations. Through this subsidiary, Erie is able to exercise control over the quality of its glass and is ensured a continuous supply of the type of thin glass Electroverre manufactures. Approximately every six years, the sheet glass furnace at Electroverre must be fully rebuilt, a process which takes approximately 10 weeks. The process was last completed in the fourth quarter of fiscal 1994 and is next scheduled to begin in the fourth quarter of fiscal year 2000. Because Erie's employees have considerable experience with this maintenance procedure, no significant problems occurred during the most recent rebuild. Prior to the start of a rebuild, Erie increases inventory levels of sheet glass which it draws upon during the rebuild period.

     Products. For the most part, Erie's products are used in standard laboratory applications such as cytology, histology and hematology as well as in biotech research laboratories. Products include plain microscope slides and cover glass, both of which are disposable, disposable and reusable value-added slides, electrophoresis equipment, precision thermometers and hydrometers, consumable stains, fixatives and supplies used in histology and cytology laboratories, consumable liquid standards and reagents, and consumable histology products.

     Plain microscope slides are the familiar clear rectangular glass plates used to hold specimens for examination under a microscope and cover glasses are the smaller, thinner glass plates used on the microscope slides to cover specimens for protection during examination. Over the past several years, Erie has pursued a product strategy that emphasizes value-added microscope slides, which typically have higher margins than its plain slides. Value-added products include SUPERFROST(R) and COLORFROST(R) brand printed slides, which provide an indelible marking surface and are disposable; SUPERFROST(R) Plus adhesion slides, which are electrically charged in a way which causes cells to adhere to them and are disposable; and disposable and reusable diagnostic slides which are customer designed and printed to customer specifications for use in diagnostic test kits. The SUPERFROST(R), COLORFROST(R) and SUPERFROST(R) Plus slides all represent significant advancement over regular slides because they increase laboratory technician efficiency in the marking and subsequent identification of the slides and in preparing the slides for tissue adhesion. Therefore, they are increasingly used as alternatives to plain slides.

     Precision thermometers and hydrometers are measuring instruments used in laboratories. Erie entered this business through the acquisition of Ever Ready Thermometer Co., Inc. ("ERTCO") in November 1994. Electrophoresis products are used in molecular biology research. Erie entered this business through the acquisition of Owl Scientific, Inc. ("Owl") in January 1995. Stains and fixatives are products used to fix and stain specimens so that their characteristics can be observed. These products, which are often used in conjunction with microscope slides, were added through the acquisition of Richard-Allan Scientific Company ("Richard-Allan") in May 1995 and Stephens Scientific, Inc. ("Stephens") in July 1996. In September 1995, Erie added liquid standards and reagents used with clinical diagnostic and testing equipment through its acquisition of New England Reagent Laboratory, Inc. ("NERL") and, in November 1995, it added another line of standards and calibration verification and quality control materials through its acquisition of CASCO Standards, Inc. ("CASCO"). In September 1995, it added consumable histology products, such as tissue cassettes used for biopsies, through its acquisition of the Secure Medical Products product line ("Secure").

     In February 1996, Erie acquired The Naugatuck Glass Company ("Naugatuck"), a manufacturer of thin glass mirrors principally used in the cosmetic industry. Naugatuck uses the same type of thin glass for its mirrors as Erie uses in the manufacture of microscope slides.

     New Products. Erie's product development efforts are focused on giving its basic products characteristics which allow lab technicians to reduce the cost of their procedures, developing specialty products for laboratory applications, and adapting its products for use in new technologies. In 1994, Erie completed the development and introduction of Super Cell(TM) Culture Slides for the bio-tech tissue culture market. Since October 1994, Erie added to its product offering with the acquisitions of ERTCO, Owl, Richard-Allan, NERL, CASCO, Secure, Naugatuck and Stephens. Erie also acquired the Gold Seal(R) microscope slide product line from Becton Dickinson, an original equipment manufacturer. Although Erie previously supplied Becton Dickinson the microscope slides for this product line, the acquisition provided Erie the opportunity to sell this line through its own distribution channels.

     Markets; Distribution. The Company believes Erie is the leading producer of microscope slides sold in North America and that Erie has a significant international market share. During each of the years 1994, 1995 and 1996, approximately 95%, 95% and 96%, respectively, of Erie's domestic slides and cover glass were produced under private label, and during 1994 and 1995 approximately 62% and 60%, respectively, of those slides were sold to the clinical division of Baxter Scientific Products ("Baxter Clinical"), CMS and Fisher, who resell the slides and cover glass to laboratories via their direct sales forces. In 1996, after the major dealer consolidation discussed above, and after Erie began selling the Gold Seal(R) product line through its distributors rather than to Becton Dickinson, 77.8% of its slides and cover glass were sold to two distributors, Allegiance Corp. ("Allegiance") (the successor to Baxter Clinical) and Fisher. In 1996, 70% of Erie's consolidated domestic sales of all products were to Allegiance and Fisher. The consolidation of the major laboratory distributors affected Erie's net sales in 1995 and 1996, but not to the same extent as NNI's and Barnstead/Thermolyne's because Erie sold more to Baxter Clinical (in 1995) and Allegiance (in 1996), which, unlike Baxter Industrial, was not consolidated with VWR. Owl and ERTCO, however, sold their products to Baxter Industrial, which was acquired by VWR. Because Erie is now a full-line supplier of consumables to clinical laboratories as a result of its acquisitions, Erie believes it has reduced the risk of any negative consequences that could result from the consolidation of the largest laboratory distributors.

     International. In addition to Electroverre, Erie owns Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G. ("Menzel"), a German manufacturer of slides and cover glass, and Erie Scientific Kft, which has a manufacturing facility in Hungary. Erie also has a joint venture with operations in Hong Kong which cuts glass for the Asian watch crystal industry. In 1996, foreign and United States export sales represented approximately 22% of Erie's net sales. Despite declining in 1992 and 1993, for the five years ended September 30, 1996, Erie's foreign and United States export sales grew at a compound annual rate of 4.6% from approximately $19.9 million in 1991 to approximately $24.9 million for 1996.

     Competition. The Company believes Erie's principal competitive advantages include its product quality, the breadth of its product offerings, economics associated with vertical integration, cost effective processes and its long time relationships with key industry distributors. As a full-line supplier of consumables to clinical laboratories, Erie has maintained a critical level of importance to its distributors and gained visibility across all its product lines. Erie's microscope slide and cover glass production processes utilize state of the art automated glass cutting machinery and slide finishing equipment. In the North American microscope slide market, Erie competes on the basis of product features and quality, the breadth of its product line, price and customer service. The Company believes Erie has a more complete slide product offering on the basis of quality and product features than any of its competitors in the slide business. In the European microscope slide market, Erie competes primarily on the basis of price, as value-added products have not achieved acceptance levels in Europe comparable to North America. Erie's principal competitors are Chase Instruments Corp., Surgipath, Inc., Shandon (a division of Life Sciences Inc.), Bio-Rad, Inc., Hoefer-Pharmacia and certain other European and Asian companies.

  BARNSTEAD/THERMOLYNE

     General. Barnstead/Thermolyne, headquartered in Dubuque, Iowa, is the successor of Thermolyne Corporation, founded in 1942, and Barnstead Company, founded in 1878. Barnstead/Thermolyne develops, manufactures, and markets precision heating, stirring and temperature control apparatus, water purification systems, liquid handling equipment, strip chart recorders, spectrophotometers, fluorometers and replacement parts for these products. These products are marketed primarily to laboratories in the United States and abroad through independent distributors.

     Products. Thermolyne heating, stirring and temperature control apparatus include hot plates, stirrers, heating tapes, muffle furnaces, incubators, dri-baths, and cryogenic storage apparatus, which are fundamental to basic procedures performed in the laboratory. These products are marketed in a wide variety of product sizes, temperature ranges and control features and are typically priced between $100 and $4,000.

     Barnstead systems are used to produce ultra-pure water, the most common reagent used in laboratories. Because the water purity requirements of end-users differ, Barnstead offers a full range of systems which incorporate distillation, deionization, reverse osmosis, ultraviolet oxidation, absorption or filtration technologies for purifying water. The majority of these systems are priced between $100 and $4,000. Barnstead/Thermolyne believes it offers a broader range of water purification systems than any of its principal competitors and believes that its ability to manufacture systems using all major water purification technologies provides a significant competitive advantage.

     An important element of the Barnstead/Thermolyne product strategy has been the incorporation of replacement parts and filters which are used to extend the useful life of the products. Barnstead deionization systems include disposable deionization cartridges which have a finite capacity for contaminants and must be periodically replaced to maintain acceptable purity levels. Thermolyne products incorporate replaceable components, including heating elements and control units. Cartridges and replacement parts have higher gross margins than most other Barnstead/Thermolyne products.

     Barnstead/Thermolyne has added to its product line from time to time through acquisitions. In 1994 it added bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research through its acquisition of Labindustries, Inc. In 1995 it added PMC(TM) brand programmable hot plate/stirrers, TURNER(R) brand fluorometers and spectrophotometers, and LINEAR(TM) brand strip chart recorders through its acquisition of Biomolecular, Inc.

     New Products. Barnstead/Thermolyne devotes considerable resources to the identification, development and introduction of new products. In recent years Barnstead/Thermolyne has introduced a number of new products that have contributed significantly to sales. Examples of recently introduced products include the further expansion of the EASYpure(R) line of pure water products, two new LABQUAKE(R) brand shaker/rotators, new purification cartridges for equipment manufacturers, a new line of asphalt ashing furnaces and several original equipment manufacturer dri-baths for life science customers. During the past three fiscal years, Barnstead/Thermolyne has supported its new product development with research and development expenditures of approximately 3% of its annual net sales.

     Markets; Distribution. The Company estimates that the worldwide labware market comprises in excess of 150,000 industrial, academic, clinical, governmental and biotechnology laboratories. Barnstead/Thermolyne believes that it has significant shares of the domestic laboratory markets for hot plates/stirrers, muffle furnaces, water deionization purification systems and water distillation purification systems. Barnstead/ Thermolyne products are sold through approximately 50 domestic and 90 international laboratory supply distributors. Baxter, CMS, Fisher and VWR accounted for approximately 51% and 47% of Barnstead/ Thermolyne's net sales during 1994 and 1995, respectively, and Fisher and VWR accounted for approximately 41% of Barnstead/Thermolyne's net sales during 1996. The consolidation of these major distributors led to some disruption in Barnstead/Thermolyne's laboratory business in 1995, and this softness continued for the first half of 1996 as the two remaining major distributors rationalized their distribution systems. As end users rely heavily on distribution catalogs and known trademarks, such as BARNSTEAD(R), THERMOLYNE(R), LABINDUSTRIES(R), PMC(TM), TURNER(R), and LINEAR(TM), in identifying suitable products and making purchase decisions, Barnstead/Thermolyne believes that the long-standing marketing cooperation between

Barnstead/Thermolyne and its distributors, including the two major distributors, continues to represent an important competitive advantage. The number of Barnstead/Thermolyne products offered in the distributor catalogs is among the highest of any of its competitors.

     International. Barnstead/Thermolyne has developed a network of international distributors. In addition, Barnstead/Thermolyne believes that it has been able to consistently meet the needs of specific regions and countries through the modification of product designs and the provision of special product labeling. In fiscal year 1996, United States export sales represented approximately 23% of Barnstead/Thermolyne's net sales. For the five fiscal years ended September 30, 1996, Barnstead/Thermolyne's United States export sales grew at a compound annual rate of 8%, from approximately $9.9 million in 1991 to approximately $14.8 million in 1996.

     Competition. Barnstead/Thermolyne believes that its principal competitive advantages include the breadth and depth of its product lines, product quality, its significant brand recognition, price, and its extensive network of distributors. Barnstead/Thermolyne's principal competitors differ by product line, and Barnstead/ Thermolyne believes that no single competitor offers a mix of product lines, or breadth or depth within individual product lines, comparable to Barnstead/Thermolyne. Barnstead/Thermolyne's principal competitors are Corning/Costar, Millipore Corporation, and Lindberg/Blue M (owned by General Signal Corp.).

DENTAL SEGMENT

  SYBRON DENTAL SPECIALTIES

     Sybron Dental Specialties' headquarters is located in Orange, California. Because the Sybron Dental Specialties' businesses are operated through its subsidiaries, Kerr and Ormco, the businesses of those subsidiaries are described below.

                                      KERR

     General. Kerr, founded in 1891, develops, manufactures, and markets a broad range of consumable dental products, including restorative materials (which include amalgam alloys, composites, cavity liners and ancillary products), curing lights, impression materials, endodontic instruments and materials, dental burs, preventive products, laboratory products and infection control products. Kerr's sales are made primarily through dental distributors serviced by approximately 92 sales representatives worldwide.

     Products and Markets. Kerr's major product groups include endodontic instruments and materials, impression materials, composite filling materials and bonding agents, amalgam alloys and amalgamators, dental burs, curing lights, infection control products and material used in the dental lab. Kerr believes that it is among the market leaders domestically in each of these product groups. Products recently acquired in these areas include dental curing lights of Demetron Research Corp. ("Demetron") in December 1993, infection control products of Metrex Research Corporation ("Metrex") in March 1995, infection control products of Micro-Aseptic Products, Inc. ("Micro-Aseptic") in July 1996, infection control products and restorative materials of E & D Dental Products, Inc. in August 1996, and dental laboratory products of belle de st. claire, inc. ("Belle") in November 1995. Kerr also manufactures and markets products specifically for the jewelry industry. Although many of Kerr's traditional products are long time industry standards and in the mature phase of their cycles in developed markets, there is significant growth potential for these products in developing markets such as Latin America, Asia and Eastern Europe. In addition, as dental materials evolve, they can present growth opportunities through their impact on the techniques and products used by the average dentist.

     The Company expects modest growth in the domestic market for traditional products; this should be augmented by the demand for new products that make the dentist more efficient. Kerr introduced a new impression material, Extrude PS(TM), directed toward that end in 1996. The product has a unique delivery system designed to minimize waste while providing better operator control. Kerr is committed to growing market share through product development and promotional activities.

     New Products. Kerr commits considerable resources in an effort to meet the needs of today's dentist, and it considers its product development program to be of importance in maintaining its market position.

Approximately 2% to 3% of annual net sales is dedicated to new product development. With each major product group requiring diverse technical expertise, Kerr is well positioned to take advantage of various market trends. Recently introduced products such as Tytin FC(TM) (a dental alloy), Nexus(TM) Luting Agent (a universal luting agent), Extrude PS(TM), and Optilux(TM) 500 (a new curing light), have significantly contributed to Kerr's net sales.

     The addition of Micro-Aseptic to Metrex has benefited Kerr's infection control product line. The acquisition of Belle has broadened Kerr's dental laboratory product line.

     Distribution. Kerr's dental products are sold both domestically and internationally through distributors. The Company has approximately 42 sales representatives in the United States and approximately 50 abroad dedicated to dental sales. Kerr also sells infection control products into the medical market through a nationwide group of independent manufacturer representatives who sell through dealers to end users. The mission of the Kerr dental sales force and the independent manufacturer representatives is to provide training and technical support to dealers and help pull the Kerr products through the dealer network.

     International. Kerr's international efforts accounted for approximately 46%, 46% and 45% of Kerr's overall sales in 1994, 1995 and 1996, respectively. The percentage of Kerr's international sales dropped slightly in 1996 because the sales of Kerr's acquisitions have been domestically oriented. In addition to the United States, Kerr has manufacturing facilities in Canada and Italy. As the economies in the emerging markets of Eastern Europe, South America and the Far East develop, so will their need for dental products. Kerr is well positioned to take advantage of this trend due to its extensive experience in selling internationally and the quality of its existing international dealer network. For the five years ended September 30, 1996, Kerr's foreign and United States export sales grew at a compound annual rate of 6.6% from approximately $56 million in fiscal 1991 to approximately $77 million in 1996.

     Competition. Kerr believes its principal competitive advantages include the breadth of its product lines, brand name recognition, and its programs to educate the dentist regarding techniques and products. Kerr's principal competitors are GC America, Inc., 3M Corporation, Dentsply International Inc., Espe GmbH & Co., and Ivoclar.

                                     ORMCO

     General. Ormco, founded in 1960, develops, manufactures, and markets a broad line of orthodontic appliances and related products for sale in the United States and abroad. Ormco provides the orthodontist with the bands, brackets, wires, adhesives and ancillary supplies used during the course of orthodontic treatment.

     Products. Ormco offers a broad range of orthodontic appliances in the following major product groups: brackets, bands and buccal tubes, wires and elastomeric products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include power chains to consolidate space and rubberbands. Ormco also manufactures and markets a line of orthodontic instruments and instruments for microscopic endodontics, and distributes adhesives and general supply products manufactured by others. Ormco's subsidiary, Allesee Orthodontic Appliances, Inc., manufactures custom-made positioners, retainers and other accessories for the orthodontist.

     New Products. Ormco devotes considerable resources to the identification, development and introduction of new products. During the past three fiscal years, Ormco has supported its new product development with research and development expenditures of approximately 2% to 3% of its annual net sales. Ormco believes the direct contact of its sales force with orthodontists facilitates the identification and verification of market trends and new product opportunities. Ormco works closely with orthodontists to improve existing products and develop new products primarily through its Champion program through which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products which have contributed significantly to Ormco's net sales. Examples of recently introduced products include Optimesh(TM) and Spirit(TM) MB brackets, advanced wires and the Orthos(TM) treatment system.

     The acquisition of Excellence in Endodontics, Inc. ("EIE") in April 1995 introduced Ormco to a new line of products. EIE is a leading innovator in the development of techniques and instruments for microscopic endodontics. The acquisition of Analytic Technology Corporation in October 1995 added a manufacturer of equipment used in endodontic treatment. These products were placed under Ormco management because they are suited to Ormco's marketing techniques.

     Markets; Distribution. The Company believes that Ormco is the leading manufacturer and marketer of orthodontic and related products in the world. Although the market for Ormco's traditional products is relatively mature domestically, the market continues to experience growth in the adult population. The Company believes that the international market for orthodontic products presents a significant growth opportunity as worldwide awareness of dental aesthetics grows.

     Ormco's products are marketed by approximately 62 direct salespersons in the United States, Canada, Australia, Switzerland, Germany, Japan, Mexico and New Zealand and by dealers and distributors internationally. Ormco's direct sales force, its dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

     International. In addition to its direct distribution of products in Australia, New Zealand, Canada, Germany, Switzerland, Japan and Mexico, Ormco has exclusive distributors in key European markets such as France, Italy and Spain. Foreign and United States export sales represented approximately 45%, 46%, and 47% of Ormco's net sales for fiscal years 1994, 1995 and 1996, respectively. For the five fiscal years ended September 30, 1996, Ormco's foreign and United States export sales grew at a compound annual rate of 13.6% from $27 million in 1991 to $51 million in 1996.

     Competition. Ormco believes its principal competitive advantages include significant expertise in new product development and marketing, product quality, a high level of customer service, and its ability to develop and implement new manufacturing and marketing techniques. Ormco competes primarily on the basis of new product offerings, product quality, and the level of customer service. Ormco's principal competitors are Unitek (owned by 3M Corporation), "A" -- Company Orthodontics, GAC Orthodontics and American Orthodontics.

COMPETITION

     As described above, the Company has numerous competitors in its laboratory and dental businesses, a number of which have substantially greater financial and other resources than the Company. There can be no assurance that the Company will not encounter increased competition in the future.

BACKLOG

     Total backlog orders at September 30, 1994, 1995 and 1996 were approximately $11.3 million, $12.5 million and $26.7 million, respectively. All 1996 backlog orders are expected to be filled within the current fiscal year.

RESEARCH AND DEVELOPMENT

     The Company has a number of research and development programs in its various businesses. The Company considers these product development programs to be of importance in maintaining its market position. The amounts spent on research and development activities in 1994, 1995 and 1996 were approximately $9.5 million, $11.0 million and $13.7 million, respectively.

EMPLOYEES

     The Company employed approximately 5,700 persons at September 30, 1996, approximately 488 of which are covered by collective bargaining agreements. The Company believes that its employee relations at each subsidiary and at its corporate offices are generally good. Kerr's hourly employees at the Romulus facility are members of the United Autoworkers Union, Barnstead/Thermolyne's hourly employees are members of the International Brotherhood of Electrical Workers, and NNI's hourly employees at its Naperville, Illinois facility are members of the International Brotherhood of Teamsters. The labor contracts at Kerr, Barnstead/ Thermolyne and NNI expire on January 31, 1998, March 1, 1998, and December 20, 1998, respectively.

PATENTS, TRADEMARKS AND LICENSES

     The Company's products are sold under a variety of trademarks and trade names. The Company's subsidiaries own all of the trademarks and trade names that the Company believes to be material to the operation of its businesses, including the KERR(R) trademark, the NALGE(R) and NALGENE(R) trademarks, the NUNC(TM) and NUNCLON(R) trademarks, Erie's SUPERFROST(R) and COLORFROST(R) trademarks, the THERMOLYNE(R) and BARNSTEAD(R) trademarks and the ORMCO(R) trademark, each of which the Company believes to have widespread name brand recognition in its respective field and all of which the Company intends to continue to protect. The Company's subsidiaries also own various patents, including the United States patents for the marking surface of Erie's SUPERFROST(R) and COLORFROST(R) slides, both of which expire in 2001, employ various patented processes and from time to time acquire licenses from owners of patents to apply patented processes to their operations. Except as referred to above, the Company does not believe any single patent, trademark or license is material to the operations of its business as a whole.

MEDICAL DEVICE REGULATION

     Certain of the Company's products are medical devices which are subject to regulation by, among other governmental agencies, the United States Food and Drug Administration (the "FDA"). Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, their manufacture, advertising, labeling, packaging, marketing, distribution and recordkeeping. Pursuant to the FDCA and FDA regulations, certain facilities of Erie, NNI, Kerr, Ormco, and Barnstead/Thermolyne are registered with the FDA as medical device manufacturing establishments.

     Medical devices are classified into either Class I, II or III. Class I and II devices are not expressly approved by the FDA. However, pursuant to section 510(K) of the FDCA, the manufacturer or distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976, must notify the FDA of its intent to commercially introduce the device through the submission of a premarket notification (a "510(K) Notice"). Before commercial distribution can commence, the FDA must review the 510(K) Notice and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(K) Notice and grant or deny clearance to market on the basis that it is substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(K) Notice may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(K) Notice and any additional information that is submitted, that the device is substantially equivalent to one or more Class I or II devices that are legally marketed in the United States. Certain Class I devices are exempt from the 510(K) premarket notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. If a device is not considered "substantially equivalent", it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a premarket approval application ("PMA"). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well-controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(K) premarket notification process.

     A medical device, whether cleared for marketing under the 510(K) pathway or pursuant to a PMA approval, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, current good manufacturing practice requirements, recordkeeping, and medical device (adverse reaction) reporting.

     Dental mercury is currently regulated by the FDA as a Class I device (not exempt from the 510(K) premarket notification requirement), and amalgam alloy is regulated as a Class II device. In February 1993, FDA reported to its Dental Products Advisory Panel that it planned to regulate encapsulated mercury and amalgam alloy, like those sold by Kerr, as a single Class II device. At the same time, the FDA planned to propose the reclassification of dental mercury as a Class II device, so as to conform to the Class II designation for amalgam alloy and to the planned Class II designation for encapsulated mercury and amalgam alloy. In October 1994, the FDA's Dental Products Panel of the Medical Devices Advisory Committee voted unanimously to recommend reclassification of dental mercury from Class I to Class II. Currently, the FDA is preparing a proposal for the reclassification of mercury from Class I to Class II and for a Class II designation for encapsulated mercury and amalgam alloy. Class II devices, unlike Class I devices, may be subject to performance standards or special controls. At this time, there are no performance standards or special controls applicable to mercury or to encapsulated mercury and amalgam alloy, although it is possible that the FDA could propose special controls during the reclassification process. With a Class II designation, the amalgam products would not be subject to the PMA process.

     All dental amalgam filling materials, including Kerr's dental amalgam products, contain mercury. The use of mercury in various products, including dental amalgams, is being examined by various groups and U.S. and foreign governmental agencies as a part of an effort to reduce the amount of mercury discharged into the environment. One foreign government agency, as a result of a study it conducted, has proposed a plan which would discontinue the use of amalgams once a suitable alternative is found.

     In addition to the environmental concerns about mercury in dental amalgams, certain groups have expressed concerns about health effects allegedly caused by the mercury in amalgams. These groups are active in lobbying state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes or recommendations regarding alleged potential health risks of dental amalgams. To date these efforts have resulted in restrictions on or recommendations against the use of amalgams in certain clinical situations by health authorities in some countries, even though such health authorities point out there is no scientific evidence to suggest that amalgam is causing illness in the general population. Such actions have been taken to reduce human exposure to mercury where other safe and practical alternatives to dental amalgam exist. In the United States, the FDA's Dental Devices Panel, the National Institute of Health, and the United States Public Health Service have each indicated that the use of amalgams does not cause verifiable adverse effects in patients who have amalgam fillings. All of these agencies have recommended further research on the subject and, in large part because of their initiatives, research with respect to potential health effects of dental amalgams is ongoing at various places around the world.

ENVIRONMENTAL MATTERS

     The Company's operations entail a number of environmentally sensitive production processes and compliance with environmental laws and regulations along with regulations relating to workplace safety is a significant factor in the Company's businesses. The Company's domestic facilities are subject to federal, state and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions and waste water discharge, and the Company's foreign facilities are subject to local laws and regulations regarding the environment. The Company's operations are also subject to regulation relating to workplace safety, both in the United States and abroad. Violations of any of these laws and regulations or the release of toxic or hazardous materials used in the Company's operations into the environment could expose the Company to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability. The Company believes that it is in substantial compliance with all applicable environmental and workplace safety laws.

     See Item 3, "Legal Proceedings", Note 13 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

RAW MATERIALS

     The Operating Subsidiaries purchase a wide range of raw materials and supplies from a number of suppliers and do not rely on sole sources to any material extent. The Company does not foresee any significant difficulty in obtaining necessary materials or supplies.

RISKS ATTENDANT TO FOREIGN OPERATIONS

     The Company conducts its business in numerous foreign countries and as a result is subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. For 1994, 1995 and 1996, the Company's foreign and United States export sales accounted for approximately 35%, 36% and 36%, respectively, of consolidated net sales. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

RELIANCE ON KEY DISTRIBUTORS

     A substantial portion of the Company's sales of laboratory products is made through the major independent distributors, which historically have been Fisher, VWR, Baxter Scientific Products and CMS. As set forth above, these major distributors experienced significant consolidation in 1995, with Fisher acquiring CMS and VWR acquiring Baxter Industrial. This consolidation slowed sales in the domestic segment of the laboratory business in 1995 and during the first half of 1996. The softness was primarily due to consolidation of inventories by the distributors and not due to a deterioration of end-user demand.

     Because of the significance of the Company's sales to these major laboratory distributors, the loss of any one of them (now Fisher, VWR and Allegiance) could have a materially adverse effect on the Company's business. The Operating Subsidiaries in the laboratory segment do not have any contractual relationships with such distributors. However, such subsidiaries within this segment have long-standing relationships with these distributors and, in certain cases, their predecessors. Although not to the same extent as the laboratory segment, Kerr also sells through distributors. The loss of certain of Kerr's distributors could have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

     The Company's Operating Subsidiaries operate manufacturing facilities in the United States and certain foreign countries. The principal domestic facilities of the Company's Operating Subsidiaries other than NNI's Nunc facility in Naperville, Illinois, are leased.

     The following table sets forth information regarding the Company's principal properties, including those owned by the Company's subsidiaries. Properties of less than 20,000 square feet have been omitted from this table:

    SUBSIDIARY/LOCATION OF FACILITY                  BUILDING SPACE AND USE              OWNED OR LEASED
---------------------------------------   --------------------------------------------   ---------------
PROPERTIES USED BY LABORATORY SEGMENT
---------------------------------------
NNI
  Penfield, New York                      266,000 sq. ft./manufacturing, warehouse and     leased
                                            headquarters
  Auburn, New York                        49,600 sq. ft./manufacturing, warehouse and       owned
                                            offices
  New Castle, Delaware                    25,900 sq. ft./manufacturing, warehouse and      leased
                                            offices
  Wiesbaden, Germany                      21,000 sq. ft./warehouse                         leased
  Naperville, Illinois                    103,000 sq. ft./manufacturing, warehouse and      owned
                                            office
  Roskilde, Denmark                       151,000 sq. ft./manufacturing and office          owned
  Lafayette, New Jersey                   36,000 sq. ft./manufacturing, warehouse and      leased
                                            offices
  Bridgewater, New Jersey                 44,000 sq. ft./manufacturing, warehouse and      leased
                                            offices

    SUBSIDIARY/LOCATION OF FACILITY                  BUILDING SPACE AND USE              OWNED OR LEASED
---------------------------------------   --------------------------------------------   ---------------
Erie
  Portsmouth, New Hampshire               126,000 sq. ft./manufacturing and                leased
                                            headquarters
  Braunschweig, Germany                   40,000 sq. ft./manufacturing                      owned
  Romont, Switzerland                     176,000 sq. ft./manufacturing                     owned
  Aguadilla, Puerto Rico                  23,000 sq. ft./manufacturing                     leased
  West Paterson, New Jersey               20,000 sq. ft./manufacturing                     leased
  Woburn, Massachusetts                   30,000 sq. ft./manufacturing                     leased
  East Providence, Rhode Island           35,000 sq. ft./manufacturing                     leased
  Kalamazoo, Michigan                     36,000 sq. ft./manufacturing                     leased
  Naugatuck, Connecticut                  75,000 sq. ft./manufacturing                      owned
  Holtsville, New York                    31,400 sq. ft./manufacturing                     leased
  Wayne, New Jersey                       32,500 sq. ft./manufacturing                     leased
Barnstead/Thermolyne
  Dubuque, Iowa                           180,000 sq. ft./manufacturing and                leased
                                            headquarters
PROPERTIES USED BY DENTAL SEGMENT
--------------------------------------
Sybron Dental Specialties
  Orange, California                      104,000 sq. ft./headquarters,                    leased
                                            administration, manufacturing and
                                            warehouse
Kerr
  Morrisburg, Ontario                     30,000 sq. ft./manufacturing                      owned
  Danbury, Connecticut                    30,000 sq. ft./office, warehouse and             leased
                                            manufacturing
  Romulus, Michigan                       220,000 sq. ft./manufacturing                    leased
  Scafati, Italy                          39,000 sq. ft./manufacturing                      owned
Ormco
  Mexicali, Mexico                        21,000 sq. ft./office and manufacturing          leased
  Glendora, California                    66,000 sq. ft./manufacturing                     leased
  Redmond, Washington                     29,000 sq. ft./manufacturing, warehouse and      leased
                                            offices
  Uman, Yucatan, Mexico                   35,000 sq. ft./manufacturing                      owned

     The Company considers its plants and equipment to be well-maintained and suitable for their purposes. The Company, from time to time, has expanded and will continue to expand facilities as the need arises. The Company expects to fund such expansions through internally generated funds or borrowings under its existing Credit Facilities, as defined in Note 7 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 3. LEGAL PROCEEDINGS

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or their operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including products liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The

Company or its subsidiaries are vigorously defending lawsuits or claims against them. Subject to the qualifications stated below relating to the Aqua-Tech Site (as defined below) and the Rochester Site (as defined below), based upon the insurance available under the Company's insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might foreseeably result from any of its pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company and its subsidiaries taken as a whole. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

     Among the lawsuits previously reported is one in which Kerr obtained a judgement on a jury verdict in its favor holding that a case brought by a former employee alleging that Kerr intentionally caused him to contract silicosis (a lung disease) by exposing him to silica had been brought beyond the applicable statute of limitations. The jury verdict has been confirmed by the Supreme Court of the state in which the action was pending, and the plaintiff's appeals have thus been exhausted.

     A facility previously owned by one of the Company's subsidiaries has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") at which an action has been conducted for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company's total contribution to such effort, which has been paid, was approximately $46,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. The Company is participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study which will be used by the EPA to determine what remedy, if any, should be required at the site. This study is expected to be completed in early 1998. Because the study, which involves extensive testing required to characterize the extent and nature of contamination to determine potential remedies, has not yet been completed, an estimate of the Company's potential liability cannot be made. However, although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes any ultimate liability will not have a material adverse effect on the results of operations or financial condition of the Company and its subsidiaries taken as a whole.

     On May 2, 1996, Combustion Engineering, Inc. ("CE"), a subsidiary of Asea Brown Boveri Ltd. ("ABB"), commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Rochester Site"), a discontinued operation. The CE Litigation, brought in the New York Supreme Court, Monroe County, New York, relates to the previously reported claims ABB has made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Rochester Site. The Rochester Site was sold to CE in 1983 by the predecessor of a subsidiary of the Company.

     See Note 13 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and offices held of the executive officers of the Company, which include the presidents of NNI, Erie, Barnstead/Thermolyne, Sybron Dental Specialties, Kerr and Ormco. All executive officers hold office at the pleasure of the Board of Directors.

            NAME               AGE                             POSITIONS
----------------------------   ---     ---------------------------------------------------------
Kenneth F. Yontz............   52      Chairman of the Board, President and Chief Executive
                                       Officer
Dennis Brown................   49      Vice President -- Finance, Chief Financial Officer and
                                       Treasurer
R. Jeffrey Harris...........   41      Vice President -- General Counsel and Secretary
David T. Della Penta........   48      President, NNI
Frank H. Jellinek, Jr. .....   51      President, Erie
Randy Hoff..................   46      President, Barnstead/Thermolyne
Floyd W. Pickrell, Jr. .....   51      President, Sybron Dental Specialties, Ormco and Kerr

     The following sets forth the principal occupations, as well as directorships, for the periods specified of the executive officers, including the presidents of the Operating Subsidiaries.

     Mr. Yontz. President and Chief Executive Officer of the Company since October 1987; Chairman of the Board since December 1987; President and Chief Executive Officer of the Acquired Company from February 1986 until September 1992; Director of the Acquired Company from February 1986 to March 1988; previously Group Vice President and Executive Vice President of the Allen-Bradley Company. Director of Berg Electronics, Inc., Playtex Products, Inc. and Thompson Minwax Co.

     Mr. Brown. Joined the Company in January 1993 as Vice President -- Finance and Chief Financial Officer and also became Treasurer of the Company in October 1993; previously served as President of Allen-Bradley Europe from March 1990 to January 1993, and Treasurer of The Marmon Group, Inc., from January 1987 to March 1990.

     Mr. Harris. Joined the Acquired Company in 1985 as Assistant Counsel and served as Corporate Counsel and Assistant Secretary from May 1986 until the Company's acquisition of the Acquired Company; served as Vice President and Assistant Secretary of the Company from October 1987 to January 1988; Vice President -- General Counsel and Secretary of the Company since January 1988.

     Mr. Della Penta. Joined the Acquired Company in 1970 and joined Nalge in 1981 as Controller, becoming Vice President -- Finance in 1982; became Vice President -- Manufacturing of Nalge in 1986 and Vice President -- Marketing of Nalge in 1987; appointed as Nalge's President in May 1989; appointed President of NNI in November 1995. Director of Sear Brown Associates, Yellow Springs Instrument, Incorporated and JAM, Inc.

     Mr. Jellinek. Joined Erie in 1967 and has served as President of Erie since 1975; has from time to time held general management responsibilities for various former businesses of the Acquired Company.

     Mr. Hoff. Joined the Acquired Company in 1983 as Laboratory Group Planning Executive, and Thermolyne Corporation in 1986 as Vice President, Sales and Marketing. He became Vice President, Sales and Marketing of Barnstead/Thermolyne upon its formation in 1988. In January 1995, he was appointed
Barnstead/Thermolyne's President.

     Mr. Pickrell. Appointed President of Sybron Dental Specialties in August 1993; appointed President of Kerr in August 1993; joined Ormco in 1978 and has served as Ormco's President since March 1983; previously served as Ormco's Vice President of Marketing and as its National Sales Manager.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has not since its inception paid any dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 7 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report, for a description of certain restrictions on the ability of the Company to pay dividends. Subject to such limitations, any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition and other requirements. The Company has no current intention to pay cash dividends on its Common Stock.

     Based upon record ownership as of December 2, 1996, the approximate number of holders of the Company's Common Stock is 406.

     The Company's Common Stock trades on the New York Stock Exchange under the symbol "SYB". The market information set forth below is based on New York Stock Exchange sales prices.

                                FISCAL 1995                     HIGH        LOW
               ---------------------------------------------   -------    -------
               First Quarter................................   $18.000    $15.563
               Second Quarter...............................    18.188     16.125
               Third Quarter................................    20.375     17.625
               Fourth Quarter...............................    21.438     19.688

                                FISCAL 1996                     HIGH        LOW
               ---------------------------------------------   -------    -------
               First Quarter................................   $24.125    $18.438
               Second Quarter...............................    25.000     21.875
               Third Quarter................................    27.500     23.125
               Fourth Quarter...............................    29.750     24.375

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------
                                        1992        1993          1994         1995          1996
                                      --------    --------      --------     --------      --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data(a):
  Net sales.........................  $382,595    $395,404      $439,704     $519,200      $674,457
  Income before extraordinary items
     and cumulative effect of
     accounting change..............    21,376      25,793        43,015       51,800        57,584
  Extraordinary items...............        --      (8,531)(b)        --       (2,885)(b)        --
  Cumulative effect of accounting
     change.........................        --          --          (420)(c)       --            --
  Net income........................    21,376      17,262        42,595       48,915        57,584
  Dividends on preferred stock(d)...    12,268          --            --           --            --
  Net income applicable to common
     stock..........................     9,108      17,262        42,595       48,915        57,584
  Earnings per share:
  Earnings per common share before
     extraordinary items and
     cumulative effect of accounting
     change.........................       .30         .57(e)        .92         1.10          1.20(e)
  Extraordinary items...............        --        (.19)           --         (.06)           --
  Cumulative effect of accounting
     change.........................        --          --          (.01)          --            --
  Earnings per common share.........       .30         .38(e)        .91         1.04          1.20(e)

                                                               AS OF SEPTEMBER 30,
                                             --------------------------------------------------------
                                               1992        1993        1994        1995        1996
                                             --------    --------    --------    --------    --------
                                                                  (IN THOUSANDS)
Balance Sheet Data:
  Total assets............................   $472,419    $481,291    $557,676    $852,083    $974,613
  Long-term debt..........................    270,388     249,309     223,565     406,547     481,037
  Shareholders' equity....................    101,440     126,353     176,775     227,250     283,079

---------------
(a) Amounts include the results of acquired businesses from their respective dates of acquisition. See Note 14 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report.

(b) Amount resulted from the refinancing of the Company's debt. See Note 7 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report.

(c) Amount resulted from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 1(g) to the consolidated financial statements of the Company contained in Item 8 of this Annual Report.

(d) On May 2, 1992 the Company consummated an initial public offering of its common stock. At that time all senior preferred stock was redeemed and all junior preferred stock was converted to common stock.

(e) Includes a restructuring charge of $.06 and $.13 per share in fiscal 1993 and 1996, respectively. See Note 11 to the consolidated financial statements of the Company contained in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

     The growth in the Company's 1996 sales and operating income has been achieved through the successful implementation of management's business strategies. Overall sales growth of 29.9% was achieved through an increase in both the domestic and international sectors. Domestic sales grew by $97.3 million, bolstered by sales of new products and by ten domestic acquisitions. Acquisitions accounted for approximately $85.8 million of the domestic sales growth. International sales grew by $57.9 million, aided by recovering international economies and the acquisition of Nunc. Acquisitions accounted for approximately $42.6 million of the international sales growth. The modest internal domestic growth can be attributed to softness in the Company's core domestic laboratory business experienced primarily in the first half of 1996. Although end user demand remained healthy, demand from the Company's largest domestic laboratory distributors was weak in the wake of significant dealer consolidation. In 1995 the Company's principal distributors, Fisher, CMS, VWR and Baxter Industrial, combined into two distributors through Fisher's acquisition of CMS and VWR's acquisition of Baxter Industrial. This distributor consolidation is believed to have been responsible for the slowness in domestic laboratory sales during the first half of 1996 as distributor inventories were reduced. See Item 1, "Business -- Laboratory Segment".

     As discussed in Item 1, "Business -- General", management has maintained an active program of developing and marketing both new products and product line extensions. The Company believes that new product introductions have enabled the Operating Subsidiaries to maintain their competitive positions. Management has also sought out and pursued numerous acquisition opportunities, completing twenty-nine such acquisitions since 1993, ten of which were completed by the Company in 1996. Acquisitions completed in 1996 were as follows:

                              APPROXIMATE     ACQUISITION
          COMPANY            ANNUAL SALES        DATE                       DESCRIPTION
---------------------------  -------------    -----------    -----------------------------------------
Analytic Technology
  Corporation..............  $ 2.1 million       10/95       Manufacturer of equipment used in
                                                             conjunction with endodontic treatment.
CASCO Standards, Inc.......  $ 3.2 million       11/95       Manufacturer of liquid standards as well
                                                             as calibration verification and quality
                                                             control materials used with clinical
                                                             diagnostic and testing equipment.
belle de st. claire,
  inc......................  $ 2.9 million       11/95       Manufacturer of a broad line of products
                                                             for the dental laboratory.
Acutech Plastics, Inc......  $ 9.9 million        1/96       Manufacturer of pipe and tubing for
                                                             ultra-pure applications.
Naugatuck Glass Company....  $17.6 million        2/96       Manufacturer of thin glass mirrors used
                                                             primarily in the cosmetics industry.
Precision Glassworks
  L.L.C....................  $ 0.5 million        5/96       Supplier of glass and mirrors to the
                                                             cosmetic and scientific markets.
Stephens Scientific........  $11.4 million        7/96       Manufacturer of solvents, imbedding
                                                             waxes, reagent grade alcohols and tissue
                                                             freezing aerosol, all products used in
                                                             histology laboratories.
Flexible Components,
  Inc......................  $11.4 million        7/96       Manufacturer of flexible hoses, fittings,
                                                             and accessories used in fluid and gas
                                                             transport applications in the
                                                             pharmaceutical, biotech, food and
                                                             beverage, air, and gas industries.
Micro-Aseptic
  Products, Inc............  $ 4.5 million        7/96       Marketer of infection control products,
                                                             disinfectant and decontaminant cleaners,
                                                             deodorizers, antiseptic hand and skin
                                                             cleaners and related products to the
                                                             medical and dental markets.
E&D Dental Products,
  Inc......................  $ 5.4 million        8/96       Wholesale supplier of dental products.

     These acquisitions are consistent with the Company's strategy of making acquisitions which provide product lines that can be manufactured in existing facilities, sold through existing sales and distribution networks, or both. The Company intends to continue to seek out acquisition candidates consistent with its business strategy. However, there can be no assurance of the number or size of future acquisitions.

     As described in Item 3, "Legal Proceedings", one of the Company's subsidiaries is involved as a PRP at the Aqua-Tech Site, and another is involved in legal proceedings with respect to environmental claims against it with respect to the Rochester Site. Because the testing has not been done to determine what remedy, if any, should be required at the Aqua-Tech Site, an estimate of the Company's potential liability with respect to this site cannot be made at this time. However, and although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes that any ultimate liability with respect to the Aqua-Tech Site will not have a material adverse effect on the results of operations or financial condition of the Company and its subsidiaries as a whole.

     With respect to the Rochester Site, as reported previously, on May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments ("Taylor") facility in Rochester, New York (the "Rochester Site"), a discontinued operation. According to CE's complaint, its claims are based on an asset purchase and sale agreement dated as of September 30, 1983, pursuant to which Taylor was sold to CE (the "1983 Agreement"), and an agreement between a subsidiary of the Company and CE dated August 14, 1987 (the "1987 Agreement"). The complaint alleges that under the 1983 Agreement the Company retained certain liabilities for, and indemnified CE with respect to, environmental contamination, hazards and other conditions that existed at the time of the sale of Taylor to CE, and that under the 1987 Agreement, the Company agreed to bear 70 percent of the costs thereafter incurred to clean up, remediate and remove mercury from the land and buildings at the Rochester Site. CE's complaint seeks declaratory relief and claims damages of at least $10 million with respect to expenses CE has incurred and expects to incur to remediate and remove mercury contamination from the land and buildings sold to CE at the Rochester Site. The complaint also seeks declaratory relief and claims damages in excess of $1 million with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4.2 million. The Company denies it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination, for which the Company also denies liability. CE implemented a plan in early 1996 to assess the extent of potential soil and groundwater contamination at the Rochester Site, the preliminary results of which have been provided by CE to the Company. The preliminary results indicate there is mercury and inorganic and volatile organic compound contamination in the soil and groundwater at certain Rochester Site locations. CE is preparing a voluntary clean-up proposal based on these results which it plans to present to the New York Department of Environmental Conservation (the "NYDEC") for consideration. The cost to remediate the Rochester Site will depend upon the remediation standards incorporated into any voluntary agreement between CE and the NYDEC. Because the clean-up standards which may be applied have not been determined, the extent of remediation to be undertaken, and its cost, is unknown. As a result, the Company cannot, at this time, estimate the cost of the soil and groundwater remediation claims. The Company previously reported that prior to beginning the Rochester Site assessment which generated the current test results, CE had indicated to the Company that, based upon information available to it and subject to a number of caveats, including the lack of assessment information and the fact that clean-up standards which may be applied to the Rochester Site have not been determined, the cost to remediate the soil and groundwater would range from $3 million to $5 million. Because the bases for this estimate were not disclosed by CE to the Company, the Company cannot make a judgement about how the preliminary test results it has been provided would affect this estimate. The Company intends to pursue insurance coverage for CE's claims and has therefore provided notice of CE's claims to its third party liability insurance carriers. To date the carriers have denied coverage.

     For additional information regarding factors that may influence the Company's performance, see Item 1, "Business" and Item 3, "Legal Proceedings".

     The Company's results of operations reflect goodwill amortization, other amortization, and depreciation, which are non-cash charges, totaling $30.4 million, $33.7 million, and $44.1 million in 1994, 1995 and 1996, respectively. Due to the acquisition activity and associated amortization of stepped up assets and goodwill, the Company expects depreciation and amortization to continue to increase through fiscal 1997. In fiscal 1998, such depreciation of stepped-up assets associated with the Acquisition is expected to decrease by approximately $2.9 million, primarily as a result of the completed write-off of depreciation associated with machinery and equipment with a ten year life. As discussed below in "Liquidity and Capital Resources", the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $120.5 million, $141.7 million and $180.3 million in 1994, 1995 and 1996, respectively. EBITDA represents, for any relevant period, net income (except that extraordinary items and the cumulative effect on prior years of adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") are excluded) plus (i) interest expense, (ii) provision for income taxes, (iii) depreciation, and (iv) amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

     Substantial portions of the Company's net sales, net income and cash flows from operations are derived internationally. The financial position and the results of operations from substantially all of the Company's international operations, other than most United States export sales, are measured using the local currency of the countries in which such operations are conducted and are translated into United States dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the United States dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, the Company's United States export sales may be impacted by foreign currency fluctuations to the relative value of the United States dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of the United States dollar. In order to hedge against future strengthening of the United States dollar, in June and July 1993 and in October 1994, the Company employed currency hedges through the purchase of a series of options. In June and July 1993, options were purchased with a United States dollar notional amount of approximately $23.0 million at a cost of approximately $1.1 million. All of these options expired worthless. In October 1994 the purchased options had a United States dollar notional amount of approximately $21.2 million at a cost of approximately $0.2 million. The October 1994 options expired worthless but protected the Company from potential detrimental effects of currency movements as compared to the prior year. From time to time, management may employ additional currency hedges to further mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, the Company is exposed to earnings volatility as a result of foreign currency fluctuations.

     The following table sets forth the domestic net sales and foreign and United States export net sales by the Company in 1994, 1995 and 1996. See also
Note 15 to the consolidated financial statements of the Company contained in
Item 8 of this Annual Report.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1994        1995        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
    Domestic net sales....................................   $287,674    $332,646    $429,988
    Foreign and United States export net sales............    152,030     186,554     244,469
                                                             --------    --------    --------
    Total net sales.......................................   $439,704    $519,200    $674,457
                                                             ========    ========    ========

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 1996
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995

     Net Sales. Net sales for the year ended September 30, 1996 were $674.5 million, an increase of $155.3 million (29.9%) from net sales of $519.2 million for the corresponding 1995 period. Sales in the laboratory segment were $394.3 million in the 1996 period, an increase of 46.9% from the 1995 period. Increased sales in the laboratory segment resulted primarily from: (i) sales from Nunc following its acquisition (approximately $57.0 million), (ii) sales of products from other acquired companies (approximately $53.8 million), (iii) an increase in sales of existing products at NNI (approximately $6.3 million) and Erie (approximately $1.8 million), (iv) price increases at Barnstead/Thermolyne (approximately $2.2 million), Erie (approximately $2.1 million) and NNI (approximately $1.9 million) and (v) increased volume from sales of new products at NNI with respect to NALGENE products (approximately $2.2 million, primarily their micropackaging vials and an OEM product, Roche Cobas bottles) and Barnstead/Thermolyne (approximately $0.2 million, primarily their line of asphalt ashing furnaces), partially offset by discontinued sales of products at NNI's trade molding business (approximately $1.7 million) and an unfavorable foreign currency impact at Erie (approximately $0.2 million). In the dental segment, net sales were $280.1 million in the 1996 period, an increase of 11.7% from the 1995 period. Increased sales in the dental segment resulted primarily from: (i) sales of products from acquired companies (approximately $17.6 million), (ii) increased volume from sales of new products (approximately $12.8 million, primarily from the ORTHOS(TM) and copper Ni-Ti(TM) product lines manufactured by Ormco, and Kerr's TYTIN FC(TM) Alloy) and (iii) favorable foreign currency impacts (approximately $0.3 million), partially offset by decreased sales of existing products (approximately $1.7 million).

     Gross Profit. Gross profit for the year ended September 30, 1996, before a restructuring charge discussed below, was $338.9 million, an increase of 30.4% from gross profit of $259.8 million for the corresponding 1995 period. Gross profit in the laboratory segment was $180.5 million (45.8% of net segment sales), an increase of 50.3% from $120.1 million (44.7% of net segment sales) during the 1995 period. Increased gross profit in the laboratory segment was primarily from: (i) the gross profit from Nunc following its acquisition (approximately $28.0 million), (ii) the additional gross profit from other acquired companies (approximately $19.7 million), (iii) increased sales volume at NNI with respect to NALGENE products (approximately $4.3 million), Barnstead/Thermolyne (approximately $1.1 million) and Erie (approximately $0.6 million), (iv) a favorable product mix at NNI (approximately $2.4 million), Erie (approximately $1.6 million) and Barnstead/ Thermolyne (approximately $0.8 million), (v) decreased material costs at NNI (approximately $1.5 million) and various inventory factors at NNI (approximately $1.0 million), partially offset by inventory factors at Erie (approximately $0.7 million). In the dental segment, gross profit was $158.3 million (56.5% of net segment sales), an increase of 13.3% from gross profit of $139.7 million (55.7% of net segment sales) during the 1995 period. Increased gross profit in the dental segment was primarily from: (i) the additional gross profit from acquired businesses (approximately $12.4 million) and (ii) increased sales volume (approximately $6.7 million), partially offset by increased material costs (approximately $1.0 million).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 1996 period, prior to a restructuring charge discussed below, were $194.6 million (28.9% of net sales) as compared to $150.7 million (29.0% of net sales) in the 1995 period. General and administrative expenses at the corporate level, including amortization of goodwill, were $21.7 million in 1996, representing an increase of 7.8% from $20.1 million in 1995. Increases at the corporate level were primarily due to: (i) an increase in insurance expense (approximately $0.8 million) and (ii) an increase in employee benefits expense (approximately $0.2 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $172.9 million, representing a $42.3 million (32.4%) increase over the 1995 period. Increases at the subsidiary level were primarily due to:
(i) increased selling, general and administrative expenses as a result of acquired businesses (approximately $20.7 million), (ii) increased marketing expenses (approximately $7.3 million), (iii) increased general and administrative expenses (approximately $6.2 million), (iv) increased amortization of intangibles primarily as a result of the purchase of Nunc (approximately $6.0 million), (v) increased research and development expenses (approximately $1.4 million) and (vi) unfavorable foreign currency impacts (approximately $0.7 million).

     Restructuring Charge. In March of 1996, the Company recorded a restructuring charge of $8.3 million ($6.1 million after-tax or $0.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions and the exiting of several product lines. Approximately $5.0 million was charged against this reserve as of September 30, 1996. As of September 30, 1996 approximately $3.3 million of the established liability remains to be expended and is recorded in other current liabilities. The Company expects to charge approximately $3.0 million against the reserve in fiscal 1997 and the remaining $0.3 million some time thereafter. Principal items in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2.3 million), remaining lease payments and shutdown costs on exited facilities (approximately $2.1 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily of Sybron Dental Specialties (approximately $2.5 million), a statutory tax penalty (approximately $0.7 million) and other related restructuring costs (approximately $0.7 million).

     Operating Income. As a result of the foregoing, operating income was $136.7 million (20.3% of net sales) for the year ended September 30, 1996, as compared with $109.1 million (21.0% of net sales) in the 1995 period. Operating income in the laboratory segment was $82.6 million (20.9% of net segment sales) as compared to $55.2 million (20.6% of net segment sales) in 1995. Operating income in the dental segment was $54.1 million (19.3% of net segment sales) in 1996 as compared to $53.9 million (21.5% of net segment sales) in 1995. Both the laboratory and dental segment operating income were negatively impacted in 1996 by the restructuring charge referred to above.

     Interest Expense. Interest expense was $35.2 million in the 1996 period, an increase of $12.2 million from the 1995 period. The increase resulted from a higher average debt balance in 1996, resulting primarily from the Company's acquisition activity.

     Income Taxes. Taxes on income increased $10.2 million. This was primarily the result of increased taxable earnings and the impact of non-deductible goodwill associated with acquisitions.

     In October 1995, the Company made a payment to the Internal Revenue Service of approximately $14.2 million as final settlement for the tax years ended December 31, 1986 through September 30, 1989. As a result of this settlement, the Company increased goodwill as of September 30, 1995 by approximately $7.2 million for tax incurred prior to the acquisition of the Acquired Company in October 1987. The remaining portion of approximately $7.0 million had been accrued in prior years as taxes payable.

     Net Income. As a result of the foregoing, the Company had net income of $57.6 million for the year ended September 30, 1996, as compared to net income of $48.9 million after inclusion of an extraordinary item discussed below in the 1995 period.

     Depreciation and Amortization. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased in 1996 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the acquisition of Nunc, as well as from additions from other acquisitions and capital expenditures.

     New Accounting Pronouncements. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial and reporting standards for stock-based compensation plans. Adoption is not required by the Company until fiscal 1997. Under SFAS 123, the Company may choose to reflect the fair value of stock options as compensation cost based on the value of the option which is recognized over the vesting period or retain the current approach set forth in APB Opinion 25 and expand its footnote disclosure to provide pro forma disclosure as if it had adopted the fair value accounting method. The Company expects to retain its current accounting methodology and expand its footnote disclosure when SFAS 123 is adopted.

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 1995
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1994

     Net Sales. Net sales for the year ended September 30, 1995 were $519.2 million, an increase of $79.5 million (18.1%) from net sales of $439.7 million for the corresponding 1994 period. Sales in the laboratory segment were $268.4 million in the 1995 period, an increase of 20.0% from the 1994 period. Increased sales in the laboratory segment resulted primarily from: (i) sales from the acquisition of Nunc (approximately $11.9 million), (ii) sales of products from other acquired companies (approximately $23.1 million), (iii) price increases at Nalge (approximately $2.3 million), Erie (approximately $1.4 million), and at Barnstead/Thermolyne (approximately $1.2 million), (iv) increased volume from sales of new products at Barnstead/Thermolyne (approximately $3.2 million, primarily their new line of asphalt ashing furnaces) and at Nalge (approximately $1.4 million, primarily the BioProcess products and PES membranes) and (v) a favorable foreign currency impact at Erie (approximately $2.3 million), partially offset by a reduction in sales of existing products at Nalge (approximately $1.9 million) and Erie (approximately $0.4 million). In the dental segment, net sales were $250.8 million in the 1995 period, an increase of 16.1% from the 1994 period. Increased sales in the dental segment resulted primarily from: (i) sales of products from acquired companies (approximately $13.7 million), (ii) increased volume from sales of new products (approximately $11.2 million, primarily from Ormco's OPTIMESH(TM), a specially treated orthodontic bonding pad, Ormco's ORTHOS(TM) product line, Kerr's EXTRUDE MPV(R) impression materials, and Kerr's PRODIGY(TM) hybrid composite filling materials), (iii) favorable foreign currency impacts (approximately $7.3 million) and (iv) increased sales of existing products (approximately $2.6 million).

     Gross Profit. Gross profit for the year ended September 30, 1995 was $259.8 million, an increase of 17.1% from gross profit of $221.9 million for the corresponding 1994 period. Gross profit in the laboratory segment was $120.1 million (44.7% of net segment sales), an increase of 15.6% from $103.9 million (46.4% of net segment sales) during the 1994 period. Increased gross profit in the laboratory segment was primarily from: (i) the gross profit from the acquisition of Nunc (approximately $5.9 million), (ii) the additional gross profit from other acquisitions (approximately $10.4 million), (iii) increased sales volume at Barnstead/Thermolyne (approximately $2.1 million), (iv) a favorable foreign currency impact at Erie (approximately $0.7 million) and (v) a favorable product mix at Erie (approximately $0.3 million) and Barnstead/Thermolyne (approximately $0.3 million), partially offset by decreased sales volume at Nalge (approximately $1.6 million) and an increase in material costs at Erie (approximately $0.7 million) and Nalge (approximately $0.4 million). Softness in the domestic laboratory business was primarily responsible for lower gross margins. In the dental segment, gross profit was $139.7 million (55.7% of net segment sales), an increase of 18.4% from gross profit of $118.0 million (54.6% of net segment sales) during the 1994 period. Increased gross profit in the dental segment was primarily from: (i) increased sales volume (approximately $7.5 million), (ii) the additional gross profit from acquired businesses (approximately $5.8 million), (iii) a favorable foreign currency impact (approximately $5.8 million), (iv) decreased material costs (approximately $1.9 million) and (v) various inventory factors (approximately $0.7 million).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 1995 period were $150.7 million (29.0% of net sales) as compared to $130.4 million (29.7% of net sales) in the 1994 period. General and administrative expenses at the corporate level, including amortization of goodwill, were $20.1 million in 1995, representing a decrease of 13.4% from $23.2 million in 1994. Decreases at the corporate level were primarily due to a reallocation of insurance and employee benefits expenses. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $130.6 million, representing a $23.4 million (21.8%) increase over the 1994 period. Increases at the subsidiary level were primarily due to: (i) increased selling, general and administrative expenses as a result of acquired businesses (approximately $11.7 million), (ii) increased marketing expenses (approximately $3.7 million), (iii) increased general and administrative expenses (approximately $3.7 million), (iv) increased research and development expenses (approximately $1.5 million), (v) unfavorable foreign currency impacts (approximately $1.5 million) and (vi) increased amortization of intangibles primarily related to the acquisition of Nunc (approximately $0.8 million).

     Operating Income. As a result of the foregoing, operating income was $109.1 million (21.0% of net sales) for the year ended September 30, 1995, as compared with $91.5 million (20.8% of net sales) in the 1994 period. Operating income in the laboratory segment was $55.2 million (20.6% of net segment sales) as compared to $47.8 million (21.3% of net segment sales) in fiscal year 1994. Operating income in the dental segment was $53.9 million (21.5% of net segment sales) in 1995 as compared to $43.7 million (20.3% of net segment sales) in 1994.

     Interest Expense. Interest expense was $23.0 million in the 1995 period, an increase of $3.8 million from the 1994 period. The increase resulted from a higher average debt balance in 1995, resulting primarily from the Company's acquisition activity.

     Income Taxes. Taxes on income increased $5.2 million. This was primarily the result of increased taxable earnings.

     In October 1995, the Company made a payment to the Internal Revenue Service of approximately $14.2 million as final settlement for the tax years ended December 31, 1986 through September 30, 1989. As a result of this settlement, the Company increased goodwill as of September 30, 1995 by approximately $7.2 million for tax incurred prior to the acquisition of the Acquired Company in October 1987. The remaining portion of approximately $7.0 million had been accrued in prior years as taxes payable.

     Extraordinary Item. As a result of the refinancing of the Company's debt in July 1995, the Company wrote off approximately $2.9 million of unamortized deferred financing fees net of tax benefits. The refinancing was completed on July 31, 1995 in order to expand the Company's credit facilities and to provide financing for the acquisition of Nunc.

     Net Income. As a result of the foregoing, the Company had net income of $48.9 million for the year ended September 30, 1995, as compared to net income of $42.6 million in the 1994 period.

     Depreciation and Amortization. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased in 1995 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the acquisition of Nunc, as well as from additions from other acquisitions and capital expenditures.

INFLATION

     The Company does not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition, subsequent adoption of SFAS 109 and the acquisitions completed since 1987, the Company increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Also, as a result of the permanent financing, effected in August 1988 for the Acquisition, the Company incurred approximately $372 million of debt. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by $83.6 million in 1996 as a result of acquisitions. The Company believes, therefore, that EBITDA represents the more appropriate measure of the Company's ability to internally fund its capital requirements.

     The Company's capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and its subsequent refinancings, the Company's working capital needs, primarily related to inventory and accounts receivable, the Company's capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of the Company's acquisition strategy, the periodic expansion of physical facilities, and, in the short term, payments related to the restructuring charge (as described above). In addition, in the event the Company should be held liable for CE's claims in the CE Litigation, liability for which the Company denies, the Company could require capital to satisfy such liabilities, depending upon their magnitude. See Item 3 "Legal

Proceedings". With respect to the restructuring charge, as of September 30, 1996, the Company has paid approximately $2.4 million and charged an additional $2.6 million to inventory and fixed assets. The Company intends to expend an additional $3.0 million by the end of fiscal 1997 and $0.3 million over the remaining terms of exited facilities leases and severance arrangements. With respect to acquisitions, it is currently the Company's intent to continue to pursue its acquisition strategy. If acquisitions are to continue at the Company's historical pace, the Company may require financing beyond the capacity of its existing Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

     The statement contained in the immediately preceding paragraph concerning the Company's intent to continue to pursue its acquisition strategy is a forward-looking statement. The Company's ability to continue its acquisition strategy is subject to a number of uncertainties, including, but not limited to, its ability to raise capital beyond the capacity of its existing Credit Facilities (as defined below), and the availability of suitable acquisition candidates at reasonable prices. See "Cautionary Factors" below.

     On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, the Company and its subsidiaries borrowed $300 million under the Term Loan Facility and approximately $122.5 million under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of Nunc (approximately $9.1 million of the acquisition price for Nunc was borrowed under the Company's previous credit facilities (the "Previous Credit Facilities")). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under the Company's Previous Credit Facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option to the Company in setting interest rates.

     Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) are anticipated to be the Company's largest use of funds in the future. The Credit Facilities provide for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by The Chase Manhattan Bank in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and
(iii) the base CD rate plus 1%, (b) the London interbank offered rate ("LIBOR") plus 1/2% to 1% (the "LIBOR Margin") depending upon the level of certain financial ratios, or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the Amendment. In 1996, the average rates on the Term Loan Facility and the Revolving Credit Facility (inclusive of the swap agreements described below) were 6.3% and 6.5%, respectively.

     As a result of the terms of the Credit Agreement and the agreement governing the Previous Credit Facilities, the Company is sensitive to a rise in interest rates. In order to reduce its sensitivity to interest rate increases, the Company entered into five interest rate swap agreements, aggregating a notional amount of $250 million, to hedge against a rise in interest rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During 1996, the LIBOR Margin was .75% or 1.0% and as of September 30, 1996, was .75%. The swap agreement rates and duration are as follows:

           EXPIRATION DATE              NOTIONAL AMOUNT      SWAP AGREEMENT DATE      SWAP AGREEMENT RATE
-------------------------------------   ---------------      -------------------      -------------------
December 9, 1996.....................     $50 million        December 8, 1995               5.3475%
July 7, 1998.........................     $50 million        July 7, 1993                   5.17%
August 13, 1999......................     $50 million        August 13, 1993                5.54%
September 8, 2000....................     $50 million        December 8, 1995               5.56%
September 10, 2001...................     $50 million        December 8, 1995               5.623%

     On November 8, 1996, the Company entered into a forward swap agreement which will begin on December 16, 1996. This additional swap agreement has a $50 million notional amount at a swap agreement rate of 5.64%. This agreement expires December 15, 1997. See Note 7 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report.

     Also as part of the permanent financing for the Acquisition, on December 22, 1988, the Company entered into the sale and leaseback of its principal domestic facilities (the "Sale/Leaseback"). The annual obligation under the Sale/Leaseback is $3.3 million, payable monthly. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will not occur until January 1, 1999.

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

     As set forth above, the Revolving Credit Facility provides for up to $300 million in available credit. As of September 30, 1996, there was $69.1 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on October 31, 1995 the Company began to repay principal in 28 consecutive quarterly installments; $35 million was paid in 1996. Annual payments are due as follows: $35 million, $40 million, $40 million, $50 million, $50 million, and $50 million in the fiscal years 1997 through 2002, respectively.

     The Credit Agreement contains numerous financial and operating covenants, including, among other things, restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to incur indebtedness or to create or permit liens, to make capital expenditures, or to pay cash dividends in excess of $50.0 million plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after June 30, 1995, less any dividends paid after June 22, 1994; restrictions on annual capital expenditures to amounts ranging from $36.0 million to $40.0 million during the remaining term of the Credit Agreement; and limitations on incurrence of additional indebtedness. The Credit Agreement permits the Company to make acquisitions provided the Company continues to satisfy all financial covenants upon any such acquisition. The ability of the Company to meet its debt service requirements and to comply with such covenants is dependent upon the Company's future performance, which is subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control.

CAUTIONARY FACTORS

     This report contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

     - Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made in foreign currencies. Other factors include the Company's ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability.

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

     - Factors affecting the Company's ability to continue manufacturing and selling those of its products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies, including the promulgation of stricter laws or regulations, reclassification of the Company's products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of the Company's products.

     - Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize Company products.

     - Factors relating to the impact of changing public and private health care budgets which could affect demand for or pricing of the Company's products.

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

     - Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        SYBRON INTERNATIONAL CORPORATION

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report..........................................................    31
Consolidated Balance Sheets as of September 30, 1995 and 1996.........................    32
Consolidated Statements of Income for the years ended September 30, 1994, 1995 and
  1996................................................................................    33
Consolidated Statements of Shareholders' Equity for the years ended September 30,
  1994, 1995 and 1996.................................................................    34
Consolidated Statements of Cash Flows for the years ended September 30, 1994, 1995 and
  1996................................................................................    35
Notes to Consolidated Financial Statements............................................    36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     We have audited the accompanying consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron International Corporation and subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Milwaukee, Wisconsin
November 8, 1996

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              SEPTEMBER 30,
                                                                           --------------------
                                                                             1995        1996
                                                                           --------    --------
                                            ASSETS
Current assets:
  Cash and cash equivalents.............................................   $  9,243    $ 10,874
  Accounts receivable (less allowance for doubtful receivables of $2,355
     and $2,429 in 1995 and 1996, respectively) (note 2)................    109,572     127,849
  Inventories (note 3)..................................................    108,675     120,317
  Deferred income taxes (note 4)........................................     10,224      11,588
  Prepaid expenses and other current assets.............................     13,229      12,012
                                                                           --------    --------
          Total current assets..........................................    250,943     282,640
                                                                           --------    --------
Property, plant and equipment, net (notes 5 and 7)......................    148,110     170,151
Intangible assets (note 6)..............................................    437,865     502,079
Deferred income taxes (note 4)..........................................      9,144      12,563
Other assets............................................................      6,021       7,180
                                                                           --------    --------
          Total assets..................................................   $852,083    $974,613
                                                                           ========    ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................   $ 27,165    $ 30,398
  Current portion of long-term debt (notes 7 and 8).....................     39,635      40,603
  Income taxes payable (note 4).........................................     17,772       7,636
  Accrued payroll and employee benefits (note 10).......................     26,890      29,824
  Deferred income taxes (note 4)........................................      1,234       2,542
  Other current liabilities (notes 11 and 13)...........................     25,459      27,764
                                                                           --------    --------
          Total current liabilities.....................................    138,155     138,767
                                                                           --------    --------
Long-term debt (notes 7 and 8)..........................................    406,547     481,037
Deferred income taxes (note 4)..........................................     62,071      55,686
Other liabilities (note 10).............................................     18,060      16,044
Commitments and contingent liabilities (notes 8, 10 and 13)
Shareholders' equity (note 12):
  Preferred stock, $0.01 par value; authorized 20,000,000 shares........         --          --
  Common stock, $0.01 par value; authorized 110,000,000 shares, issued
     46,529,992 and 46,924,588 shares in 1995 and 1996, respectively....        465         469
  Equity rights, 1,098 and 698 rights at $1.09 per right in 1995 and
     1996, respectively.................................................          1           1
  Additional paid-in capital............................................    172,774     179,954
  Retained earnings.....................................................     54,261     111,845
  Cumulative foreign currency translation adjustment....................        220      (9,189)
  Treasury common stock, 2,402 and 1,528 shares at cost in 1995 and
     1996, respectively.................................................         (1)         (1)
  Minimum pension liability adjustment (note 10)........................       (470)         --
                                                                           --------    --------
          Total shareholders' equity....................................    227,250     283,079
                                                                           --------    --------
          Total liabilities and shareholders' equity....................   $852,083    $974,613
                                                                           ========    ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1994        1995        1996
                                                                 --------    --------    --------
Net sales.....................................................   $439,704    $519,200    $674,457
Cost of sales:
  Cost of product sold........................................    214,195     255,779     331,761
  Restructuring charge (note 11)..............................         --          --       2,223
  Depreciation of purchase accounting adjustments.............      3,636       3,631       3,846
                                                                 --------    --------    --------
Total cost of sales...........................................    217,831     259,410     337,830
                                                                 --------    --------    --------
Gross profit..................................................    221,873     259,790     336,627
Selling, general and administrative expenses..................    117,735     137,110     174,852
Restructuring charge (note 11)................................         --          --       5,307
Depreciation and amortization of purchase accounting
  adjustments.................................................     12,650      13,556      19,735
                                                                 --------    --------    --------
Operating income..............................................     91,488     109,124     136,733
                                                                 --------    --------    --------
Other income (expense):
  Interest expense (note 10)..................................    (19,218)    (23,036)    (35,237)
  Amortization of deferred financing fees.....................       (851)       (825)       (286)
  Other, net..................................................       (543)       (353)       (284)
                                                                 --------    --------    --------
Income before income taxes, extraordinary item and cumulative
  effect of change in accounting principle....................     70,876      84,910     100,926
Income taxes (note 4).........................................     27,861      33,110      43,342
                                                                 --------    --------    --------
Income before extraordinary item and cumulative effect of
  change in accounting principle..............................     43,015      51,800      57,584
Extraordinary item -- Write-off of unamortized deferred
  financing fees (net of income tax benefits of $1,699) (note
  7)..........................................................         --      (2,885)         --
Cumulative effect on prior years of adoption of Statement of
  Financial Accounting Standards No. 109 (note 1(g))..........       (420)         --          --
                                                                 --------    --------    --------
Net income....................................................   $ 42,595    $ 48,915    $ 57,584
                                                                 ========    ========    ========
Earnings per common share:
  Income before extraordinary item and cumulative effect of
     change in accounting principle...........................   $    .92    $   1.10    $   1.20
  Extraordinary item..........................................         --        (.06)         --
  Cumulative effect on prior years of adoption of Statement of
     Financial Accounting Standards No. 109...................       (.01)         --          --
                                                                 --------    --------    --------
  Net income..................................................   $    .91    $   1.04    $   1.20
                                                                 ========    ========    ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            CUMULATIVE
                                                               RETAINED       FOREIGN               MINIMUM
                                                ADDITIONAL     EARNINGS      CURRENCY     TREASURY  PENSION         TOTAL
                              COMMON   EQUITY    PAID-IN     (ACCUMULATED   TRANSLATION   COMMON   LIABILITY    SHAREHOLDERS'
                              STOCK    RIGHTS    CAPITAL       DEFICIT)     ADJUSTMENT    STOCK    ADJUSTMENT      EQUITY
                              ------   ------   ----------   ------------   -----------   ------   ----------   -------------
Balance at September 30,
  1993.......................  $462     $  2     $166,063      $(37,248)      $(2,235)     $ (2)     $ (689)      $ 126,353
Shares issued in connection
  with the exercise of
  269,304 stock options......     2       --          980            (1)           --        --          --             981
Tax benefits related to stock
  options....................    --       --        3,884            --            --        --          --           3,884
Net income...................    --       --           --        42,595            --        --          --          42,595
Foreign currency translation
  adjustment.................    --       --           --            --         2,273        --          --           2,273
Amount related to recording
  minimum pension
  liability..................    --       --           --            --            --        --         689             689
                               ----      ---     --------      --------       -------       ---       -----        --------
Balance at September 30,
  1994.......................   464        2      170,927         5,346            38        (2)         --         176,775
Shares issued in connection
  with the exercise of
  135,268 stock options......     1       --        1,550            --            --        --          --           1,551
Conversion of 294 equity
  rights to common stock.....    --       (1)          --            --            --         1          --              --
Tax benefits related to stock
  options....................    --       --          297            --            --        --          --             297
Net income...................    --       --           --        48,915            --        --          --          48,915
Foreign currency translation
  adjustment.................    --       --           --            --           182        --          --             182
Amount related to recording
  minimum pension
  liability..................    --       --           --            --            --        --        (470)           (470)
                               ----      ---     --------      --------       -------       ---       -----        --------
Balance at September 30,
  1995.......................   465        1      172,774        54,261           220        (1)       (470)        227,250
Shares issued in connection
  with the exercise of
  393,722 stock options......     4       --        5,635            --            --        --          --           5,639
Tax benefits related to stock
  options....................    --       --        1,545            --            --        --          --           1,545
Net income...................    --       --           --        57,584            --        --          --          57,584
Foreign currency translation
  adjustment.................    --       --           --            --        (9,409)       --          --          (9,409)
Amount related to recording
  minimum pension
  liability..................    --       --           --            --            --        --         470             470
                               ----      ---     --------      --------       -------       ---       -----        --------
Balance at September 30,
  1996.......................  $469     $  1     $179,954      $111,845       $(9,189)     $ (1)         --       $ 283,079
                               ====      ===     ========      ========       =======       ===       =====        ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                 1994        1995         1996
                                                               --------    ---------    ---------
Cash flows from operating activities:
  Net income................................................   $ 42,595    $  48,915    $  57,584
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     17,145       19,619       24,394
     Amortization...........................................     13,256       14,108       19,719
     Loss (gain) on sales of property, plant and
       equipment............................................        141         (159)         266
     Provision for losses on doubtful receivables...........        998          503        1,129
     Inventory provisions...................................        960        1,810        2,845
     Deferred income taxes..................................     (3,350)      (4,780)      (6,981)
     Extraordinary item.....................................         --        2,885           --
     Cumulative effect of change in accounting principle....        420           --           --
     Changes in assets and liabilities, net of effects of
       businesses acquired:
       Increase in accounts receivable......................     (7,059)     (15,861)     (11,743)
       Increase in inventories..............................    (11,006)     (13,930)      (7,642)
       (Increase) decrease in prepaid expenses and other
          current assets....................................      1,025       (4,863)       1,192
       Increase (decrease) in accounts payable..............     (1,621)         658          655
       Increase (decrease) in income taxes payable..........       (530)         772      (14,340)
       Increase in accrued payroll and employee benefits....      1,394        2,181        2,134
       Increase (decrease) in other current liabilities.....     (6,407)       5,605       (2,285)
       Net change in other assets and liabilities...........      6,947        1,166          (86)
                                                               --------    ---------    ---------
          Total adjustments.................................     12,313        9,714        9,257
                                                               --------    ---------    ---------
       Net cash provided by operating activities............     54,908       58,629       66,841
Cash flows from investing activities:
  Capital expenditures......................................    (20,587)     (22,311)     (37,737)
  Proceeds from sales of property, plant and equipment......        349          453        3,735
  Net payments for businesses acquired......................    (17,350)    (237,075)    (105,987)
                                                               --------    ---------    ---------
       Net cash used in investing activities................    (37,588)    (258,933)    (139,989)
Cash flows from financing activities:
  Repayment of retired credit facilities....................         --     (261,750)          --
  Proceeds from new term loan facilities....................         --      300,000           --
  Proceeds from new revolving credit facilities.............         --      122,500           --
  Principal payments on long-term debt......................    (26,346)     (22,680)     (36,397)
  Proceeds from the exercise of stock options...............        981        1,551        5,639
  Refinancing fees..........................................       (736)      (1,230)          --
  Net change in revolving credit facilities.................     (1,000)      51,500      106,100
  Other.....................................................        555        5,527        1,043
                                                               --------    ---------    ---------
       Net cash provided by (used in) financing
          activities........................................    (26,546)     195,418       76,385
Effect of exchange rate changes on cash and cash
  equivalents...............................................        939        2,935       (1,606)
Net increase (decrease) in cash and cash equivalents........     (8,287)      (1,951)       1,631
Cash and cash equivalents at beginning of year..............     19,481       11,194        9,243
                                                               --------    ---------    ---------
Cash and cash equivalents at end of year....................   $ 11,194    $   9,243    $  10,874
                                                               ========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................   $ 19,190    $  18,893    $  41,225
                                                               ========    =========    =========
     Income taxes...........................................   $ 26,263    $  31,523    $  48,224
                                                               ========    =========    =========
  Capital lease obligations incurred........................   $  1,071    $   1,167    $   1,028
                                                               ========    =========    =========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sybron International Corporation manufactures value-added products for the laboratory and professional orthodontic and dental markets in the United States and abroad. The Company's laboratory business provides plastic labware, microscope slides, consumables, temperature control apparatus and water purification systems to industrial, academic, clinical, governmental and biotechnology laboratories. The Company's orthodontic and dental businesses provide orthodontic appliances and related products to orthodontists and a diversified line of consumable products to dentists.

  (a) Principles of Consolidation and Fiscal Year End

     The consolidated financial statements reflect the accounts of Sybron International Corporation and its subsidiaries. The term "Company" as used herein refers to Sybron International Corporation and its subsidiaries, and their respective predecessors, unless the context otherwise requires. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on September 30. The fiscal years ended September 30, 1994, 1995 and 1996 are hereinafter referred to as "1994", "1995" and "1996", respectively.

  (b) Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

  (c) Inventories

     Inventories are stated at the lower of cost or market. Certain domestic inventories of approximately $56,000 and $79,600 at September 30, 1995 and 1996, respectively, are valued on the last-in, first-out (LIFO) method.

  (d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (5 to 45 years for land improvements, buildings and building improvements, and 3 to 12 years for machinery and equipment) using the straight-line method.

  (e) Intangible Assets

     Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess cost over net asset value acquired (goodwill) and trademarks are amortized over 40 years; proprietary technology and other intangibles are amortized over 7 to 17 years. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment would be made to reduce the net goodwill to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

  (f) Revenue Recognition

     The Company recognizes revenue on the accrual basis of accounting upon shipment of products.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (g) Income Taxes

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The adoption of SFAS 109 resulted in increases in intangible and other assets of approximately $48,000, increases in deferred taxes and other liabilities of approximately $48,420, and a decrease in net income of approximately $420. The income effect is reported separately as the cumulative effect of a change in accounting principle in the consolidated statement of income for 1994.

  (h) Research and Development Costs

     Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Research and development costs for 1994, 1995 and 1996 were approximately $9,523, $11,020 and $13,702, respectively.

  (i) Foreign Currency Translation

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction losses for 1994, 1995 and 1996 were approximately $649, $372, and $493, respectively.

  (j) Pensions

     The Company and its subsidiaries have various pension plans covering substantially all employees. United States and Canadian pension obligations are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. The Company's policy is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto.

  (k) Earnings Per Common Share

     For purposes of calculating earnings per common share, the Company uses the weighted-average number of common and common equivalent shares including common stock equivalents outstanding during the year applied to net income. The weighted-average number of shares outstanding for 1994, 1995 and 1996 was approximately 46,572,000, 46,978,000 and 47,917,000, respectively. Common stock equivalents considered in the computation of primary earnings per share for 1994, 1995 and 1996 were approximately 234,000, 562,000 and 1,184,000, respectively. Primary and fully diluted earnings per share amounts in 1994, 1995 and 1996 were the same.

  (l) Reclassifications

     Certain 1994 and 1995 amounts as originally reported have been reclassified to conform with the 1996 presentation.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (m) Advertising Costs

     Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $9,286, $8,762 and $9,659 in 1994, 1995 and 1996, respectively.

  (n) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) BUSINESS AND CREDIT CONCENTRATIONS

     Many of the Company's laboratory products were sold through four major distributors and, until October 1994, to an original equipment manufacturer. In 1995, the four major distributors consolidated into two major distributors. In 1994, no single distributor or such manufacturer accounted for more than ten percent of the Company's net sales. After the consolidation in distributors, the remaining two distributors each accounted for approximately 12% of net sales in 1995 and 12% and 10% of the Company's net sales in 1996. Accounts receivable from these distributors comprised approximately 23% and 24% of the outstanding consolidated accounts receivable balances at September 30, 1995 and 1996, respectively. (see note 15)

(3) INVENTORIES

     Inventories at September 30, 1995 and 1996 consist of the following:

                                                                       1995        1996
                                                                     --------    --------
      Raw materials and supplies..................................   $ 30,314    $ 27,140
      Work in process.............................................     22,660      35,579
      Finished goods..............................................     60,046      62,276
      LIFO reserve................................................     (4,345)     (4,678)
                                                                     --------    --------
                                                                     $108,675    $120,317
                                                                     ========    ========

(4) INCOME TAXES

     Total income tax expense for the years ended September 30, 1994, 1995 and 1996 is allocated as follows:

                                                               1994       1995       1996
                                                              -------    -------    -------
      Income from continuing operations....................   $27,861    $33,110    $43,342
      Extraordinary item...................................        --     (1,699)        --
      Shareholders' equity for compensation expense for tax
        purposes in excess of amounts recognized for
        financial reporting purposes.......................    (3,884)      (297)    (1,545)
                                                              -------    -------    -------
                                                              $23,977    $31,114    $41,797
                                                              =======    =======    =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Income tax expense attributable to income from continuing operations consists of:

                                                              CURRENT    DEFERRED     TOTAL
                                                              -------    --------    -------
      Year ended September 30, 1994:
        United States, state and local.....................   $22,361    $ (3,678)   $18,683
        Foreign............................................     8,850         328      9,178
                                                              -------     -------    -------
                                                              $31,211    $ (3,350)   $27,861
                                                              =======     =======    =======
      Year ended September 30, 1995:
        United States, state and local.....................   $26,326    $ (3,940)   $22,386
        Foreign............................................    11,564        (840)    10,724
                                                              -------     -------    -------
                                                              $37,890    $ (4,780)   $33,110
                                                              =======     =======    =======
      Year ended September 30, 1996:
        United States, state and local.....................   $38,808    $ (3,722)   $35,086
        Foreign............................................    11,515      (3,259)     8,256
                                                              -------     -------    -------
                                                              $50,323    $ (6,981)   $43,342
                                                              =======     =======    =======

     The domestic and foreign components of income before income taxes, extraordinary item and cumulative effect of change in accounting principle are as follows:

                                                              1994       1995        1996
                                                             -------    -------    --------
      United States.......................................   $49,917    $59,370    $ 86,189
      Foreign.............................................    20,959     25,540      14,737
                                                             -------    -------     -------
      Income before income taxes, extraordinary item, and
        cumulative effect of change in accounting
        principle.........................................   $70,876    $84,910    $100,926
                                                             =======    =======     =======

     Income tax expense attributable to income from continuing operations was $27,861, $33,110 and $43,342 in 1994, 1995 and 1996, respectively, and differed from the amounts computed by applying the United States federal income tax rate of 35 percent to pretax income from continuing operations in 1994, 1995 and 1996 as a result of the following:

                                                               1994       1995       1996
                                                              -------    -------    -------
      Computed "expected" tax expense......................   $24,807    $29,719    $35,324
        Increase (reduction) in income taxes resulting
           from:
        Change in beginning of year valuation allowance for
           deferred tax assets allocated to income tax
           expense.........................................    (1,292)    (2,631)    (1,815)
        Amortization of goodwill...........................     1,911      2,010      3,016
        State and local income taxes, net of federal income
           tax benefit.....................................     2,843      2,389      4,155
        Foreign income taxed at rates higher than United
           States federal income...........................     2,696      4,567      3,103
        Foreign tax credits utilized in excess of United
           States tax on foreign earnings..................    (2,075)      (653)      (678)
        Other, net.........................................    (1,029)    (2,291)       237
                                                              -------    -------    -------
                                                              $27,861    $33,110    $43,342
                                                              =======    =======    =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The significant components of deferred income tax benefit attributable to income from continuing operations for 1994, 1995 and 1996 are as follows:

                                                               1994       1995       1996
                                                              -------    -------    -------
      Deferred tax benefit (exclusive of the effects of
        other components listed below).....................   $(2,058)   $(2,324)   $(5,087)
      Charge in lieu of taxes resulting from the
        recognition of foreign tax credits previously
        benefited for financial statement purposes.........     2,709         --         --
      Decrease in the valuation allowance for deferred tax
        assets.............................................    (4,001)    (2,456)    (1,894)
                                                              -------    -------    -------
                                                              $(3,350)   $(4,780)   $(6,981)
                                                              =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1996 are presented below.

                                                                       1995        1996
                                                                     --------    --------
      Deferred tax assets:
        Inventories...............................................   $  1,477    $  1,883
        Compensation..............................................      1,221       1,661
        Sale/Leaseback............................................      7,545       7,452
        Employee benefits.........................................      4,571       4,071
        Foreign tax credit carryforwards..........................      2,773       2,013
        Net operating loss carryforwards..........................      6,703       5,569
        Warranty and other accruals...............................      4,554       9,084
                                                                     --------    --------
                Total gross deferred tax assets...................     28,844      31,733
                Less valuation allowance..........................     (9,476)     (7,582)
                                                                     --------    --------
                Net deferred tax assets...........................     19,368      24,151
                                                                     --------    --------
      Deferred tax liabilities:
        Depreciation..............................................    (10,111)    (10,253)
        Purchase accounting.......................................    (51,651)    (44,883)
        Other.....................................................     (1,543)     (3,092)
                                                                     --------    --------
                Total gross deferred tax liabilities..............    (63,305)    (58,228)
                                                                     --------    --------
                Net deferred tax liability........................   $(43,937)   $(34,077)
                                                                     ========    ========

     The valuation allowance for deferred tax assets as of October 1, 1994 was $11,932. The net change in the total valuation allowance for the years ended September 30, 1995 and 1996 was a decrease of $2,456 and $1,894, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of September 30, 1996 will be allocated as follows:

                                                                                  1996
                                                                                 ------
      Income tax benefit reported in the consolidated statement of income.....   $5,569
      Additional paid-in capital..............................................    2,013
                                                                                 ------
                                                                                 $7,582
                                                                                 ======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     At September 30, 1996, the Company has approximately $2,013 of foreign tax credit carryforwards which expire in 1998. These carryforwards will be credited to additional paid-in capital when realized as additional benefit from the exercise of stock options. The Company has an aggregate of $2,400 of foreign net operating loss carryforwards from certain foreign jurisdictions of which $1,700 expire from 2002 through 2006 and $700 may be carried forward indefinitely. The Company has an aggregate of $108,000 of various state net operating losses, the majority of which expire between 2002 and 2007.

     Accumulated earnings of foreign subsidiaries at September 30, 1994, 1995 and 1996 of approximately $22,000, $21,000 and $25,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

     In October 1995, the Company made a payment to the Internal Revenue Service of $14,184 as final settlement for the tax years ended December 31, 1986 through September 30, 1989. As a result of this settlement, the Company increased goodwill as of September 30, 1995 by $7,171 for tax incurred prior to the acquisition of Sybron Corporation in October 1987. The remaining portion of $7,013 had been accrued in prior years as taxes payable.

(5) PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment at September 30, 1995 and 1996 are as follows:

                                                                       1995        1996
                                                                     --------    --------
      Land and land improvements..................................   $  9,289    $ 11,383
      Buildings and building improvements.........................     65,258      77,689
      Machinery and equipment.....................................    163,697     185,623
      Construction in progress....................................     13,363      18,885
                                                                     --------    --------
                                                                      251,607     293,580
      Less: Accumulated depreciation..............................    103,497     123,429
                                                                     --------    --------
                                                                     $148,110    $170,151
                                                                     ========    ========

     Commitments for purchases of equipment were approximately $902 at September 30, 1996. Machinery and equipment includes capitalized leases, net of amortization, totaling $1,993 and $1,736 at September 30, 1995 and 1996, respectively. (see note 8)

(6) INTANGIBLE ASSETS

     Intangible assets at September 30, 1995 and 1996 are as follows:

                                                                       1995        1996
                                                                     --------    --------
      Excess cost over net asset value acquired (goodwill)........   $383,136    $464,685
      Proprietary technology......................................     37,140      37,140
      Trademarks..................................................     46,611      46,611
      Other.......................................................     69,496      71,517
                                                                     --------    --------
                                                                      536,383     619,953
      Less: Accumulated amortization..............................     98,518     117,874
                                                                     --------    --------
                                                                     $437,865    $502,079
                                                                     ========    ========

     The increases in intangible assets from 1995 to 1996 were primarily due to acquisitions.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(7) LONG-TERM DEBT

     Long-term debt at September 30, 1995 and 1996 consists of the following:

                                                                       1995        1996
                                                                     --------    --------
      Term Loan Facility..........................................   $300,000    $265,000
      Revolving Credit Facility...................................    119,000     225,100
      Sale/Leaseback Obligation...................................     21,863      21,582
      Capital leases and other (see note 8).......................      5,319       9,958
                                                                     --------    --------
                                                                      446,182     521,640
      Less: Current portion of long-term debt.....................     39,635      40,603
                                                                     --------    --------
                                                                     $406,547    $481,037
                                                                     ========    ========

     THE 1995 REFINANCING: On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300,000 (the "Term Loan Facility"), and a revolving credit facility of $250,000 (the "Revolving Credit Facility"; collectively, the "Credit Facilities"). On the same day, the Company borrowed $300,000 under the Term Loan Facility and approximately $122,500 under the Revolving Credit Facility. Approximately $158,500 of the borrowed funds were used to finance the acquisition of Nunc (approximately $9,100 of the acquisition price for Nunc had been borrowed under the Previous Credit Facilities, as defined below). The remaining borrowed funds of approximately $264,000 were used to repay outstanding amounts, including accrued interest, under the Company's Previous Credit Facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "Amendment"), the Revolving Credit Facility was increased to $300,000 and a competitive bid process was added as an option to the Company in setting interest rates. The transaction described above, including the Amendment, is referred to as the "1995 Refinancing".

     In connection with the 1995 Refinancing, the Company wrote off as an extraordinary item approximately $4,584 ($2,885 after tax) consisting of unamortized deferred financing fees.

     THE 1993 REFINANCING: On July 1, 1993, the Company and its domestic operating subsidiaries entered into a credit agreement (the "Previous Credit Agreement") with Chemical Bank and certain other lenders providing for a term loan facility of $250,000 (the "Previous Term Loan Facility"), and a revolving credit facility of $75,000 (the "Previous Revolving Credit Facility"; collectively, the "Previous Credit Facilities"). On the same date, the Company's operating subsidiaries borrowed $85,000 under the Previous Term Loan Facility and the Company borrowed $2,500 under the Previous Revolving Credit Facility. These borrowings were used to repay the balance outstanding under a 1988 term loan agreement and 1988 revolving credit agreements (collectively, the "1988 Credit Agreements") in the amount of $82,800. The borrowings were also used to pay approximately $4,700 in lenders' fees.

     On August 15, 1993, the Company's operating subsidiaries borrowed the remaining $165,000 available under the Previous Term Loan Facility and, together with borrowings by the Company under the Previous Revolving Credit Facility, redeemed the Company's 13 1/4% Senior Subordinated Notes (the "Notes"). The aggregate redemption price of the Notes, which included $160,000 in principal, a redemption premium of 4.968%, and accrued interest to the date of redemption, was approximately $178,500.

     The transactions described herein pursuant to which borrowings were made under the Previous Credit Facilities to pay off amounts outstanding under the 1988 Credit Agreements and the Notes are referred to herein as the "1993 Refinancing."

     On June 22, 1994, the Previous Credit Agreement was amended to, among other things, reduce the interest rate on borrowings thereunder (as described below), modify the restrictions on the Company's ability

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES to pay dividends (also described below), and release all collateral securing the borrowings thereunder other than the pledge of certain capital stock of the Company's subsidiaries.

     TERM LOAN FACILITY: Borrowings under the Term Loan Facility are required to be repaid in 28 consecutive quarterly installments of principal. Payments of $35,000 were made in 1996. Remaining annual payments are due as follows: $35,000 in fiscal 1997, $40,000 in fiscal 1998, $40,000 in fiscal 1999, $50,000 in fiscal 2000, $50,000 in fiscal 2001, and $50,000 in fiscal 2002.

     In addition, the Company is required to further retire the principal amount of borrowings under the Term Loan Facility (and then the Revolving Credit Facility) with proceeds from borrowings other than from the Credit Facilities exceeding certain amounts, and with proceeds from certain asset sales not in the ordinary course of business. Borrowings under the Term Loan Facility (and the Revolving Credit Facility) are secured by the capital stock of the Company's domestic subsidiaries, and by 65% of the stock held by the domestic subsidiaries in their direct foreign subsidiaries. The Credit Facilities provide for an annual interest rate, at the option of the Company, equal to (a) the higher of
(i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (b) the London interbank offered rate ("LIBOR") plus 1/2% to 1% (the "LIBOR Margin") depending upon the level of certain financial ratios, or
(c) with respect to the Revolving Credit Facility, the rate set by a competitive bid process among the parties to the Revolving Credit Facility established in the Amendment.

     As of September 30, 1996, the Company has five interest rate swap agreements outstanding aggregating a notional amount of $250,000. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During 1996, the LIBOR Margin was .75% or 1.0% and, as of September 30, 1996, was .75%. The swap agreement rates and duration are as follows:

             EXPIRATION DATE           NOTIONAL AMOUNT    SWAP AGREEMENT DATE    SWAP AGREEMENT RATE
      ------------------------------   ---------------    -------------------    -------------------
      December 9, 1996..............       $50,000           December 8, 1995          5.3475%
      July 7, 1998..................       $50,000               July 7, 1993            5.17%
      August 13, 1999...............       $50,000            August 13, 1993            5.54%
      September 8, 2000.............       $50,000           December 8, 1995            5.56%
      September 10, 2001............       $50,000           December 8, 1995           5.623%

     On November 8, 1996, the Company entered into a forward swap agreement which will begin on December 16, 1996. The additional swap has a $50,000 notional amount at a swap agreement rate of 5.64%. This agreement expires December 15, 1997. The Company's risk with regard to the swaps is limited to the respective counterparty's (Bank of America, Illinois and The Long-Term Credit Bank of Japan, Ltd.) ability to meet the payment terms of the contract. All interest expense for all debt is calculated using the interest method.

     The Credit Agreement contains numerous financial and operating covenants, including, among other things: restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined) in excess of $50,000 plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after June 30, 1995, less any dividends paid or other restricted payments made after June 22, 1994; restrictions on annual capital expenditures to amounts ranging from $36,000 to $40,000 during the term of the Credit Agreement; and limitations on incurrence of additional indebtedness.

     REVOLVING CREDIT FACILITY: Prior to June 22, 1994, the Company paid a commitment fee of 1/2% per year on the average unused portion of the commitments under the Previous Revolving Credit Facility. After June 22, 1994, the commitment fee was reduced to 3/8% per year on the average unused portion of the commitments under the Previous Revolving Credit Facility and the Revolving Credit Facility, with the ability to reduce the amount to 1/4% when certain financial criteria are met. The Revolving Credit Facility also

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line. Borrowings under the Revolving Credit Facility bear interest on the same terms as those under the Term Loan Facility described above. The Revolving Credit Facility term expires on August 16, 2002.

     The Company paid fees on the average unused portion of credit commitments under the Previous Revolving Credit Facility and the Revolving Credit Facility of approximately $322, $185 and $234 in 1994, 1995 and 1996, respectively. The Company paid fees of approximately $52, $46 and $60 for standby letters of credit under the Previous Revolving Credit Facility, and the Revolving Credit Facility in 1994, 1995 and 1996, respectively. Standby letters of credit were approximately $3,527, $4,688 and $4,355 at September 30, 1994, 1995 and 1996,
respectively.

     SALE/LEASEBACK: On December 22, 1988, the Company completed the sale and leaseback (the "Sale/Leaseback") of its principal domestic manufacturing and office facilities with an unaffiliated third party. The proceeds of $22,500 (net of approximately $1,100 in fees) were used to retire debt. The transaction has been accounted for as a financing for financial statement purposes and as a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

     The Company pays all costs of maintenance and repair, insurance, taxes, and all other expenses associated with the properties. In addition, each of the leases is unconditionally guaranteed by the Company.

     The initial term of each lease is 25 years with five five-year renewal options. The initial aggregate annual payments under the leases were $2,879 payable monthly in advance. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period will be capped at 15%. Beginning January 1, 1994, annual payments increased to $3,311. The next adjustment will not occur until January 1, 1999.

     Under the terms of the Sale/Leaseback, the Company is not permitted to pay dividends with respect to its Common Stock in excess of 50% of: (a) its total consolidated net income (as defined) earned since September 1, 1988 through the fiscal quarter ended prior to the payment of the dividend, plus (b) the aggregate net proceeds of the sale of the Company's capital stock after December 1988.

     The Company has the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party (the "Third Party Offer") at any time during the term of the leases. The purchase price upon exercise of the option will be an amount equal to the purchase price contained in the Third Party Offer.

     In the event of a breach of certain covenants which include, subject to certain exceptions, restrictions on the Company's and its subsidiaries' incurrence of certain additional indebtedness, payment of dividends or the making of other distributions or the repurchase of the Company's capital stock, or the creation of liens on their respective properties, the Company must cause each subsidiary to make a rejectable offer to the lessor to purchase its facility. If the lessor accepts the rejectable offer, each subsidiary will pay to the lessor a formula price based upon the lessor's equity in the property and the lessor's pre-payment premium to its lender. The Company may also be obligated to repurchase the property upon the occurrence of certain other events.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     As of September 30, 1996, maturities of long-term debt, including capital leases, are as follows:


      FISCAL
      ------
      1997..................................................................   $ 40,603
      1998..................................................................     41,297
      1999..................................................................     40,971
      2000..................................................................     51,555
      2001..................................................................     50,641
      Thereafter............................................................    296,573
                                                                               --------
                                                                               $521,640
                                                                               ========

(8) LEASE COMMITMENTS

     As of September 30, 1996, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:


      FISCAL                                                            CAPITAL    OPERATING
      ------                                                            -------    ---------
      1997...........................................................   $ 1,050     $ 5,920
      1998...........................................................       701       4,909
      1999...........................................................       306       3,356
      2000...........................................................        71       2,740
      2001...........................................................        --       2,308
      Thereafter.....................................................        --      10,967
                                                                         ------     -------
                                                                          2,128     $30,200
                                                                                    =======
      Less amounts representing interest.............................       322
                                                                         ------
      Present value of net minimum lease payments....................     1,806
      Less current portion...........................................       868
                                                                         ------
      Long-term obligations under capital leases.....................   $   938
                                                                         ======

     Amortization of assets held under capital leases is included with depreciation expense.

     Rental expense under operating leases (net of sublease rental income of $120, $18 and $107 in 1994, 1995 and 1996, respectively) was $3,032, $4,411 and
$6,918 in 1994, 1995 and 1996, respectively.

(9) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

  Long-Term Debt

     TERM LOAN FACILITY AND REVOLVING CREDIT FACILITY. Because interest rates on both the Term Loan Facility and the Revolving Credit Facility float at market interest rates, their carrying value approximates their fair value.

     SALE/LEASEBACK. The fair value was determined by estimating the interest rate at which the Company could refinance the Sale/Leaseback given the same maturity period.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Interest Rate Swap Agreements

     The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would collect if the agreements were terminated as quoted by the bank with which the Company executed the swap agreements.

                                                   SEPTEMBER 30, 1995        SEPTEMBER 30, 1996
                                                 ----------------------    ----------------------
                                                 REPORTED    ESTIMATED     REPORTED    ESTIMATED
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                 --------    ----------    --------    ----------
      Long-term debt..........................   $446,182     $ 456,338    $521,640     $ 531,176
      Interest rate swap agreements...........         --         2,228          --         5,593

(10) EMPLOYEE BENEFIT PLANS

     PENSION PLANS: The Company has defined benefit pension plans covering approximately 90 percent of United States employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally make the minimum annual contributions required by applicable regulations. However, in 1994, 1995 and 1996, the Company funded additional special cash contributions of $1,439, $98 and $962, respectively. Such contributions were made to increase the funding level for a pension plan with accumulated benefits in excess of plan assets. The 1995 adjustment to recognize minimum pension liability reflects the excess of the unfunded accumulated benefit obligations over accrued pension costs. This excess was partially offset by an intangible asset with the remainder reflected as an adjustment to shareholders' equity.

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets for 1995 and 1996 for its United States and Canadian pension plans:

                                                       1995                          1996
                                            --------------------------    --------------------------
                                               PLANS          PLANS         PLANS          PLANS
                                               WHOSE          WHOSE         WHOSE          WHOSE
                                              ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                              EXCEED        BENEFITS        EXCEED        BENEFITS
                                            ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                             BENEFITS        ASSETS        BENEFITS        ASSETS
                                            -----------    -----------    -----------    -----------
      Actuarial present value of benefit
        obligations:
        Vested benefit obligation........     $ 2,883        $35,519        $37,505        $   516
                                              =======        =======        =======        =======
        Accumulated benefit obligation...     $ 3,381        $40,817        $46,380        $   628
                                              =======        =======        =======        =======
        Projected benefit obligation.....     $ 4,432        $47,221        $52,942        $ 1,692
      Plan assets at fair value..........       5,316         38,374         51,089             --
                                              -------        -------        -------        -------
      Plan assets in excess of (less
        than) projected benefit
        obligation.......................         884         (8,847)        (1,853)        (1,692)
      Unrecognized net loss..............         707          3,376            462            762
      Unrecognized prior service cost....         266           (147)          (104)           300
      Unrecognized transition obligation
        (asset)..........................        (544)           937            293             --
      Adjustment required to recognize
        minimum pension liability........          --         (1,577)            --             --
      Remaining excess of fair value of
        plan assets over projected
        benefit obligation recognized as
        a result of the 1987 acquisition
        of Sybron Corporation............         710          3,358          3,901             --
                                              -------        -------        -------        -------
      Pension asset (liability)
        recognized in the consolidated
        balance sheets...................     $ 2,023        $(2,900)       $ 2,699        $  (630)
                                              =======        =======        =======        =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Net periodic pension cost for 1994, 1995 and 1996 includes the following components:

                                                                 1994       1995       1996
                                                               -------    -------    -------
      Service cost -- benefits earned during the year......    $ 2,571    $ 2,268    $ 2,885
      Interest cost on projected benefit obligation........      3,228      3,425      3,800
      Actual return on assets..............................       (586)    (6,876)    (5,823)
      Net amortization and deferral........................     (2,613)     3,508      1,427
                                                               -------    -------    -------
      Net periodic pension cost............................    $ 2,600    $ 2,325    $ 2,289
                                                               =======    =======    =======
      Assumptions used are:
        Discount rate......................................        8.5%       7.5%      7.75%
        Rate of increase in compensation levels............          5%         4%         4%
        Expected long-term rate of return on assets........         10%        10%        10%

     SAVINGS PLANS: Substantially all employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions under the plan, net of forfeitures, were approximately $1,021, $1,204 and $2,016 for 1994, 1995 and 1996, respectively.

     POSTRETIREMENT HEALTH CARE PLANS: In addition to providing pension benefits, the Company provides certain health care benefits for eligible retired employees which are funded as costs are incurred. Certain employees who reached the age of 55 prior to January 1, 1996, will become eligible for these benefits if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for both qualifying active and retired employees and their dependents. The postretirement health care plans for subsidiaries of the Company and certain divested operations are generally contributory, with retiree contributions adjusted annually. In 1986, the Company instituted a policy with respect to postretirement medical premiums where the Company's contributions were frozen at the levels equal to the Company's contribution on December 31, 1988. This policy applies to postretirement health care plans for all subsidiaries of the Company and certain divested operations except where collective bargaining agreements prohibited such changes in policy.

     The following table sets forth the postretirement plans' status as shown in the Company's consolidated balance sheets at September 30, 1995 and 1996.

                                                                             1995       1996
                                                                            -------    -------
      Accumulated postretirement benefit obligation:
      Retirees........................................................      $11,341    $10,930
      Fully eligible plan participants................................        2,484      3,906
                                                                            -------    -------
      Accumulated postretirement benefit obligation...................       13,825     14,836
      Estimated loss not yet recognized...............................       (1,487)    (3,233)
                                                                            -------    -------
      Accumulated postretirement benefit obligation recognized in the
        consolidated balance sheets...................................      $12,338    $11,603
                                                                            =======    =======

     Net periodic postretirement benefit cost recognized in the consolidated statements of income include the following components:

                                                                            1994      1995      1996
                                                                           ------    ------    ------
      Service cost -- benefits attributed to service during the year....   $  161    $  139    $  145
      Interest cost on accumulated postretirement benefit obligation....    1,098     1,136       985
      Net amortization and deferral.....................................       87         6         7
                                                                           ------    ------    ------
      Net periodic postretirement benefit cost..........................   $1,346    $1,281    $1,137
                                                                           ======    ======    ======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The weighted-average discount rate used in determining the net periodic benefit cost was 7.5%, 8.5% and 7.5% in 1994, 1995 and 1996, respectively. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.5%, 7.5% and 7.75% in 1994, 1995 and 1996, respectively. The assumed average inflation rate of medical costs over the life of the benefits was 7%, 6.5% and 5.5% in 1994, 1995 and 1996, respectively.

     An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated postretirement benefit obligation as of September 30, 1996 by approximately $950 and the aggregate of the service, interest and net amortization and deferral cost components of net periodic postretirement benefit cost by approximately $23, $54 and $46, respectively.

     Because the majority of the postretirement plans are remaining liabilities from certain divested operations and more than 80% of the 1994, 1995 and 1996 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $1,098, $1,136 and $985 in 1994, 1995 and 1996, respectively.

(11) RESTRUCTURING CHARGE

     In March 1996, the Company recorded a restructuring charge of $8,277 ($6,087 after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as a component of cost of sales ($2,223), selling, general and administrative expenses ($5,307) and income tax expense ($747). Principal items included in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300), remaining lease payments and shut down costs on exited facilities (approximately $2,100), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500), a statutory tax penalty (approximately $750) and other related restructuring costs (approximately $650). As of September 30, 1996, the Company has made cash payments of approximately $2,400 and has written-off approximately $2,600 of fixed assets and inventory relating to the restructuring reserve. As of September 30, 1996, this reserve totaled approximately $3,300 and is recorded in other current liabilities. The Company expects to incur cash payments of approximately $3,000 in fiscal 1997. The remaining amount of $300 relates to long-term leases and severance arrangements which will be paid some time thereafter.

(12) CAPITAL STOCK

     In 1992, the Company entered into a shareholders agreement with H&H/Sybron Partners, L.P., Hicks & Haas Incorporated, DLJ Capital Corporation, Thomas O. Hicks and Robert B. Haas, and certain of the executive officers of the Company that became effective on May 14, 1992. The shareholders agreement grants to the parties thereto (other than the Company) certain rights to sell a portion of the shares of Common Stock owned by the parties as part of certain transfers by any other party thereto and grants certain rights of first refusal (including to the Company) with respect to certain transfers by the parties thereto. Such agreement also grants certain demand and piggy-back registration rights to the parties thereto. DLJ Capital Corporation effectively is no longer a party to this agreement because it has sold all of the Common Stock of the Company held by it which was subject to the agreement.

     STOCK OPTION PLANS: The Company has five stock option plans, four of which are active. As of September 30, 1996, there were options with respect to 6,892 shares of Common Stock outstanding under the 1988 Stock Option Plan (the "1988 Plan"), and there were options with respect to 3,998 shares available for grant under such plan; there were no options outstanding with respect to the 1989 Stock Option Plan (the "1989 Plan"), and there were no options remaining available for grant under such plan; there were options with respect to 80,000 shares of Common Stock outstanding under the 1990 Stock Option Plan (the "1990

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Plan") and there were 20,000 shares remaining available for grant under such plan; there were options with respect to 3,814,654 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the "1993 Plan") and there were 702,644 shares remaining available for grant under such plan; and there were options with respect to 90,000 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors' Stock Option Plan (the "Outside Directors' Plan") and there were 110,000 shares remaining available for grant under such plan. Changes in stock options outstanding are as follows:

                                                                NUMBER           PRICE
                                                               OF SHARES       PER SHARE
                                                               ---------    ---------------
      Options outstanding at September 30, 1993.............   1,116,240      $.50-$12.72
        Granted.............................................   1,187,742     $15.00-$16.69
        Exercised...........................................    (269,304)     $.50-$12.72
        Cancelled and available for reissue.................     (64,250)    $12.72-$16.69
                                                               ---------
      Options outstanding at September 30, 1994.............   1,970,428     $1.14-$16.69
        Granted.............................................   1,895,730     $16.69-$20.03
        Exercised...........................................    (135,268)    $4.30-$16.69
        Cancelled and available for reissue.................     (48,722)    $12.00-16.69
                                                               ---------
      Options outstanding at September 30, 1995.............   3,682,168     $4.30-$20.03
        Granted.............................................     759,988    $12.72-$28.875
        Exercised...........................................    (393,722)   $4.30-$19.0625
        Cancelled and available for reissue.................     (56,888)    $12.72-$23.09
                                                               ---------
      Options outstanding at September 30, 1996.............   3,991,546    $11.97-$28.875
      Options exercisable at September 30, 1996.............   1,221,442     $11.97-$23.09
      Options available for grant at September 30, 1996.....     836,642
                                                               =========

  1988, 1989, 1990 and 1993 Plans

     No options may be granted under the plans after ten years from the date the plans are approved by the shareholders of the Company. Options granted pursuant to the plans shall be either incentive options which are intended to meet the requirements of section 422 of the Code or nonstatutory options. The exercise price of the options will be determined by the Compensation/Stock Option Committee. The exercise price of any incentive option shall not be less than the fair market value per share of the Common Stock on the date of the grant of such option. An optionee under the plans must pay the full option price of an option either (i) in cash, (ii) with the Compensation/Stock Option Committee's consent, by delivering shares of Common Stock already owned by an optionee, (iii) except under the 1993 Plan, with the Compensation/Stock Option Committee's consent, by withholding from the shares of Common Stock otherwise to be issued that number of shares having a fair market value equal to the exercise price, or (iv) in any combination of the foregoing.

     With respect to the options granted prior to May 14, 1992 under the 1990 Plan, all of the shares purchased under such nonstatutory options were deemed to have been vested no later than May 14, 1993, the first anniversary of the Company's public offering of shares of common stock on May 14, 1992. With respect to options granted under the 1990 Plan after May 14, 1992, and with respect to options granted under the 1993 Plan, the options vest in equal annual installments on each of the first four anniversaries following the date of grant, except with respect to one grant under the 1993 Plan for which the options vested in equal annual installments on each of the first two anniversaries following the date of grant.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Outside Directors' Plan

     The Outside Directors' Plan, which became effective on January 19, 1994, provides for the automatic granting of nonstatutory stock options to those of the Company's directors who qualify as "outside directors" at the time of grant. Following each annual meeting of shareholders prior to September 30, 1998, the plan's expiration date (unless earlier terminated), each outside director is automatically granted an option to purchase 6,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the Outside Directors' Plan becomes exercisable six months after the date of grant, regardless of whether the grantee is still a director of the Company on such date. All rights to exercise an option granted under the Outside Directors' Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee's spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

     EQUITY RIGHTS: As of September 30, 1996, the Company holds 1,528 shares of treasury stock for delivery to equity right holders who have not yet surrendered their certificates. Equity right holders are entitled to receive 2.1875 shares of common stock upon surrender of such certificates.

(13) COMMITMENTS AND CONTINGENT LIABILITIES

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or their operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including products liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company or its subsidiaries are vigorously defending lawsuits or claims against them. The Company has provided reserves for the estimated liability and legal expenses at September 30, 1995 and 1996, respectively, that may result from certain of these claims. Subject to the qualifications stated below relating to the Aqua-Tech Site (as defined below) and the Rochester Site (as defined below), based upon the insurance available under the Company's insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might foreseeably result from any of its pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company and its subsidiaries taken as a whole. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

     One of the Company's subsidiaries has been identified as a potentially responsible party at the Aqua-Tech Site in South Carolina (the "Aqua-Tech Site"), which has been placed on the federal National Priority List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company has also been informed by Asea Brown Boveri ("ABB") of environmental claims against it with respect to a site in Rochester, New York (the "Rochester Site") which was previously operated as the Taylor Instrument Division by a predecessor of a subsidiary of the Company. Because the testing has not been done to determine what remedy, if any, should be required at the Aqua-Tech Site, an estimate of the Company's potential liability with respect to this site cannot be made at this time. However, and although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes that any ultimate liability with respect to the Aqua-Tech Site will not have a material adverse effect on the results of operations or financial condition of the Company and its subsidiaries as a whole.

     On May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments ("Taylor") facility at the Rochester Site, a discontinued operation. According to CE's complaint, its claims are based on an asset purchase and sale agreement dated as of September 30, 1983,

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES pursuant to which Taylor was sold to CE (the "1983 Agreement"), and an agreement between a subsidiary of the Company and CE dated August 14, 1987 (the "1987 Agreement"). The complaint alleges that under the 1983 Agreement the Company retained certain liabilities for, and indemnified CE with respect to, environmental contamination, hazards and other conditions that existed at the time of the sale of Taylor to CE, and that under the 1987 Agreement, the Company agreed to bear 70 percent of the costs thereafter incurred to clean up, remediate and remove mercury from the land and buildings at the Rochester Site. CE's complaint seeks declaratory relief and claims damages of at least $10,000 with respect to expenses CE has incurred and expects to incur to remediate and remove mercury contamination from the land and buildings sold to CE at the Rochester Site. The complaint also seeks declaratory relief and claims damages in excess of $1,000 with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4,200. The Company denies it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination, for which the Company also denies liability. CE implemented a plan in early 1996 to assess the extent of potential soil and groundwater contamination at the Rochester Site, the preliminary results of which have been provided by CE to the Company. The preliminary results indicate there is mercury and inorganic and volatile organic compound contamination in the soil and groundwater at certain Rochester Site locations. CE is preparing a voluntary clean-up proposal based on these results which it plans to present to the New York Department of Environmental Conservation (the "NYDEC") for consideration. The cost to remediate the Rochester Site will depend upon the remediation standards incorporated into any voluntary agreement between CE and the NYDEC. Because the clean-up standards which may be applied have not been determined, the extent of remediation to be undertaken, and its cost, is unknown. As a result, the Company cannot, at this time, estimate the cost of the soil and groundwater remediation claims. The Company previously reported that prior to beginning the Rochester Site assessment which generated the current test results, CE had indicated to the Company that, based upon information available to it and subject to a number of caveats, including the lack of assessment information and the fact that clean-up standards which may be applied to the Rochester Site have not been determined, the cost to remediate the soil and groundwater would range from $3,000 to $5,000. Because the bases for this estimate were not disclosed by CE to the Company, the Company cannot make a judgment about how the preliminary test results it has been provided would affect this estimate. The Company intends to pursue insurance coverage for CE's claims and has therefore provided notice of CE's claims to its third party liability insurance carriers. To date the carriers have denied coverage.

(14) ACQUISITIONS

     The Company has completed 28 acquisitions since the beginning of 1994. The acquired companies are all engaged in businesses related to the laboratory or dental segments of the Company or use a process in manufacturing which is similar to the Company's existing businesses.

     1994

     During 1994, the Company completed four acquisitions, Demetron Research Corp. ("Demetron"), Labindustries, E.T.M. Corporation ("ETM") and Allesee Orthodontic Appliances, Inc. ("AOA"), none of which individually or combined were considered material for disclosure of pro forma effects. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following unaudited table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                   UNAUDITED

                                                                      OPERATING      TOTAL       TYPE OF
            COMPANY ACQUIRED                  DATE        SALES     INCOME (LOSS)    ASSETS    ACQUISITION
----------------------------------------  ------------    ------    -------------    ------    -----------
                                               January
Demetron................................  1994........    $9,934       $ 1,387       $4,214       Stock
Labindustries...........................  April 1994..     3,055           (57)       1,557       Asset
ETM.....................................  June 1994...     5,523             3        2,397       Stock
AOA.....................................  June 1994...     3,351           247          838       Stock

     The aggregate purchase price of these acquisitions, including earnouts paid subsequent to September 30, 1994, was approximately $18,575 including fees and expenses. The Company may be subject to a future purchase price adjustment of up to $150 based upon an earnout provision under one of the purchase and sale agreements, which, if achieved, is payable in 1997.

  1995

     During 1995, the Company completed twelve acquisitions at an aggregate purchase price, including earnout provisions paid subsequent to September 30, 1995, of approximately $242,872, including fees and expenses. The Company may be subject to future purchase price adjustments based upon earnout provisions under certain of the purchase and sale agreements. Such earnout provisions applying to the 1995 acquisitions aggregate a maximum remaining potential payout of approximately $19,523. Earnout provisions are subject to the achievement of certain financial goals. Remaining earnouts, if achieved, are payable in the years 1997 through 2000. Other than the acquisition of Nunc (as defined below), none of the acquisitions individually or combined were considered material for disclosure of pro forma effects. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following unaudited table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies, except Nunc.

                                   UNAUDITED

                                                                      OPERATING      TOTAL       TYPE OF
          COMPANY ACQUIRED                  DATE          SALES     INCOME (LOSS)    ASSETS    ACQUISITION
------------------------------------   --------------    -------    -------------    ------    -----------
Gold Seal...........................     October 1994       *           *              *          Asset
Ever Ready Thermometer Co., Inc. ...    November 1994    $ 4,081       $   314       $1,872       Asset
Owl Scientific, Inc. ...............     January 1995      4,221           243        1,341       Asset
Sani-Tech, Inc. ....................    February 1995     11,349         1,453        4,739       Asset
Metrex Research Corporation.........       March 1995      7,651           (41)       5,386       Asset
Ormco GmbH..........................       April 1995      7,436         1,169        4,137       Stock
Excellence in Endodontics, Inc. ....       April 1995      1,991           711          693       Stock
Richard-Allan Scientific Company....         May 1995      9,014         2,161        1,648       Asset
Biomolecular, Inc. .................      August 1995      5,287          (415)       4,777       Stock
New England Reagent Laboratory,
  Inc. .............................   September 1995      2,983             4        1,139       Asset
Secure Medical Products.............   September 1995      3,308         1,032          646       Asset

---------------
* The Company acquired the Gold Seal(R) product line of microscope slides. Because the Company provided the microscope slides to the seller prior to the acquisition, this information is not applicable.

     On July 31, 1995, the Company acquired the stock of Nunc A/S, Nunc Inc. and Nunc GmbH (collectively referred to as "Nunc") from BTR plc for a purchase price (including estimated fees and expenses) of approximately $171,000. The following unaudited pro forma financial information reflects the

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES combined results of operations of the Company and Nunc for the years ended September 30, 1994 and September 30, 1995 as if the transaction had been consummated on October 1, 1993.

                                                                           (UNAUDITED)
                                                                         1994        1995
                                                                       --------    --------
    Net sales.......................................................   $497,484    $571,598
                                                                       ========    ========
    Gross profit....................................................    250,674     284,504
    Selling, general and administrative expenses....................    146,769     164,851
                                                                       --------    --------
    Operating income................................................   $103,905    $119,653
                                                                       ========    ========
    Income before income taxes, extraordinary item and cumulative
      effect of accounting change...................................   $ 73,994    $ 86,971
    Income taxes....................................................     29,269      33,953
                                                                       --------    --------
    Income before extraordinary item and cumulative effect of
      accounting change.............................................   $ 44,725    $ 53,018
                                                                       ========    ========
    Earnings per share before extraordinary item and cumulative
      effect of accounting change...................................   $    .96    $   1.13
                                                                       ========    ========

     The above unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition taken place at the beginning of 1994 or of future results of operations of the combined companies.

     1996

     During 1996, the Company completed ten acquisitions at an aggregate purchase price of approximately $99,965, including fees and expenses. The Company may be subject to future purchase price adjustments based upon earnout provisions under certain of the purchase and sale agreements. Such earnout provisions applying to the 1996 acquisitions aggregate a maximum total potential payout of approximately $10,500. Earnout provisions are subject to the achievement of certain financial goals. Earnouts, if achieved, are payable in the years 1997 through 2001. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following unaudited table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                                   UNAUDITED

                                                                      OPERATING     TOTAL       TYPE OF
           COMPANY ACQUIRED                   DATE          SALES      INCOME      ASSETS     ACQUISITION
---------------------------------------   -------------    -------    ---------    -------    -----------
Analytic Technology Corporation........    October 1995    $ 2,086     $   470     $   811       Asset
CASCO Standards, Inc...................   November 1995      3,202         340       1,100       Asset
belle de st. claire, inc...............   November 1995      2,858         210       1,529       Asset
Acutech Plastics, Inc..................    January 1996      9,888       1,912       5,894       Stock
Naugatuck Glass Company................   February 1996     17,553       2,070      14,503       Stock
Precision Glassworks, L.L.C............        May 1996        524          29          34       Asset
Stephens Scientific....................       July 1996     11,370       5,389         732       Asset
Flexible Components, Inc...............       July 1996     11,426       1,839       4,401       Asset
Micro-Aseptic Products, Inc............       July 1996      4,546         478         837       Asset
E&D Dental Products, Inc...............     August 1996      5,438         281       1,518       Stock

     Subsequent to September 30, 1996, the Company completed two acquisitions. The following unaudited table outlines the sales and operating income for the most recent available twelve-month period prior to each

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired businesses.

                                   UNAUDITED

                                                                       OPERATING     TOTAL       TYPE OF
            COMPANY ACQUIRED                    DATE         SALES      INCOME      ASSETS     ACQUISITION
-----------------------------------------   ------------    -------    ---------    -------    -----------
Pure Fit, Inc. ..........................   October 1996    $ 2,705     $   931     $ 1,041       Stock
D&W, Inc. ...............................   October 1996        289       *            *          Asset

---------------
* The Company acquired the customer list and certain cutting machines of D&W, Inc. Operating income and total assets are not applicable.

(15) SEGMENT INFORMATION

     The Company's operating subsidiaries are engaged in the manufacture and sale of dental and laboratory products in the United States and other countries. Dental products include orthodontic appliances, dental supplies and intra-oral instrumentation. Laboratory products include labware, general laboratory equipment, water treatment equipment, heating and stirring apparatus and glass specialty items. Inter-business segment sales are not material. Information on these business segments is summarized as follows:

                                                                   1994        1995        1996
                                                                 --------    --------    --------
Net sales:
  Dental......................................................   $215,953    $250,803    $280,133
  Laboratory..................................................    223,751     268,397     394,324
                                                                 --------    --------    --------
  Total net sales.............................................   $439,704    $519,200    $674,457
                                                                 ========    ========    ========
Operating income:
  Dental......................................................   $ 43,713    $ 53,945    $ 54,139
  Laboratory..................................................     47,775      55,179      82,594
                                                                 --------    --------    --------
  Total operating income......................................   $ 91,488    $109,124    $136,733
                                                                 ========    ========    ========
Depreciation and amortization expense:
  Dental......................................................   $ 11,432    $ 12,233    $ 13,951
  Laboratory..................................................     17,639      20,093      29,226
  Corporate...................................................      1,330       1,401         936
                                                                 --------    --------    --------
  Total depreciation and amortization expense.................   $ 30,401    $ 33,727    $ 44,113
                                                                 ========    ========    ========
Capital expenditures:
  Dental......................................................   $  8,270    $ 11,801    $ 11,640
  Laboratory..................................................      9,484      10,917      18,426
  Corporate...................................................      3,904         760       8,699
                                                                 --------    --------    --------
  Total capital expenditures..................................   $ 21,658    $ 23,478    $ 38,765
                                                                 ========    ========    ========
Identifiable assets:
  Dental......................................................               $256,669    $290,571
  Laboratory..................................................                532,732     620,746
                                                                             --------    --------
  Total identifiable assets...................................                789,401     911,317
  Corporate...................................................                 62,682      63,296
                                                                             --------    --------
  Total assets................................................               $852,083    $974,613
                                                                             ========    ========

     Corporate assets include cash, miscellaneous receivables, and other non-current assets.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                               1994          1995          1996
                                                             --------      --------      --------
Net Sales:
United States:
  Customers...............................................   $287,674      $332,646      $429,988
  Inter-geographic........................................      9,211        17,541        33,506
                                                             --------      --------      --------
                                                              296,885       350,187       463,494
                                                             --------      --------      --------
Europe:
  Customers...............................................     84,190       105,545       143,895
  Inter-geographic........................................     37,062        46,860        61,579
                                                             --------      --------      --------
                                                              121,252       152,405       205,474
                                                             --------      --------      --------
All other areas:
  Customers...............................................     67,840        81,009       100,574
  Inter-geographic........................................     11,915         9,781        11,988
                                                             --------      --------      --------
                                                               79,755        90,790       112,562
Inter-geographic sales....................................    (58,188)      (74,182)     (107,073)
                                                             --------      --------      --------
  Total net sales.........................................   $439,704      $519,200      $674,457
                                                             ========      ========      ========
Operating income:
  United States...........................................   $ 76,047      $ 85,073      $115,537
  Europe..................................................      8,732        15,212        11,776
  All other areas.........................................      6,709         8,839         9,420
                                                             --------      --------      --------
Total operating income....................................   $ 91,488      $109,124      $136,733
                                                             ========      ========      ========
Accounts receivable:
  United States...........................................                 $ 73,179      $ 90,408
  Europe..................................................                   25,949        28,323
  All other areas.........................................                   10,444         9,118
                                                                           --------      --------
  Total accounts receivable...............................                 $109,572      $127,849
                                                                           ========      ========
Identifiable assets:
  United States...........................................                 $536,715      $666,311
  Europe..................................................                  234,153       223,249
  All other areas.........................................                   18,533        21,757
                                                                           --------      --------
  Total identifiable assets...............................                  789,401       911,317
  Other corporate assets..................................                   62,682        63,296
                                                                           --------      --------
  Total assets............................................                 $852,083      $974,613
                                                                           ========      ========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              FIRST       SECOND      THIRD       FOURTH      TOTAL
                                             QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                             --------    --------    --------    --------    --------
1995
Net sales.................................   $111,728    $127,936    $129,763    $149,773    $519,200
                                             ========    ========    ========    ========    ========
Gross profit..............................   $ 55,583    $ 64,610    $ 65,222    $ 74,375    $259,790
                                             ========    ========    ========    ========    ========
Income before extraordinary item..........   $  9,947    $ 13,505    $ 13,799    $ 14,549    $ 51,800
Extraordinary item........................         --          --          --      (2,885)     (2,885)
                                             --------    --------    --------    --------    --------
Net income................................   $  9,947    $ 13,505    $ 13,799    $ 11,664    $ 48,915
                                             ========    ========    ========    ========    ========
Per Share:
Income before extraordinary item..........   $    .21    $    .29    $    .29    $    .31    $   1.10
Extraordinary item........................         --          --          --        (.06)       (.06)
                                             --------    --------    --------    --------    --------
Net income................................   $    .21    $    .29    $    .29    $    .25    $   1.04
                                             ========    ========    ========    ========    ========
1996
Net sales.................................   $146,862    $170,851    $171,096    $185,648    $674,457
                                             ========    ========    ========    ========    ========
Gross profit..............................   $ 72,850    $ 82,157    $ 85,478    $ 96,142    $336,627
                                             ========    ========    ========    ========    ========
Net income................................   $ 11,722    $ 10,540    $ 17,105    $ 18,217    $ 57,584
                                             ========    ========    ========    ========    ========
Earnings per share:.......................   $    .25    $    .22    $    .36    $    .38    $   1.20
                                             ========    ========    ========    ========    ========

     Gross profit for the second quarter of 1996 was adjusted to reflect a reclassification of approximately $2,223 of the restructuring charge to cost of sales. The effect was to reduce gross profit by $2,223. Net income remains unchanged from the amount previously reported in the March 31, 1996 quarterly report on Form 10-Q.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 1997, under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 1997, under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 22, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

     1. The consolidated financial statements of Sybron International Corporation and its subsidiaries filed under Item 8:

                                                                                 PAGE
                                                                                 ----
        Independent Auditors' Report..........................................    31
        Consolidated Balance Sheets as of September 30, 1995 and 1996.........    32
        Consolidated Statements of Income for the years ended September 30,
          1994, 1995 and 1996.................................................    33
        Consolidated Statements of Shareholders' Equity for the years ended
          September 30, 1994, 1995 and 1996...................................    34
        Consolidated Statements of Cash Flows for the years ended September
          30, 1994, 1995 and 1996.............................................    35
        Notes to Consolidated Financial Statements............................    36

     2. Financial Statement Schedules.

     The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

                                                                                 PAGE
                                                                                 ----
        Independent Auditors' Report..........................................   S-1
        Schedule II -- Valuation and Qualifying Accounts......................   S-2

     Schedules other than those listed above are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

     3. Exhibits and Exhibit Index.

     See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fourth quarter of its 1996 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     December 20, 1996             SYBRON INTERNATIONAL CORPORATION

                                   By         /s/  KENNETH F. YONTZ
                                     ------------------------------------------
                                        Kenneth F. Yontz, Chairman of the Board,
                                         President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Principal Executive Officer:

         /s/  KENNETH F. YONTZ                  Chairman of the Board,
     -------------------------------     President and Chief Executive Officer
          Kenneth F. Yontz



    December 20, 1996



    Principal Financial Officer and
    Principal Accounting Officer:



            /s/  DENNIS BROWN                 Vice President -- Finance,
    --------------------------------     Chief Financial Officer and Treasurer
            Dennis Brown



     December 20, 1996




     All of the members of the Board of Directors:

          Don H. Davis, Jr.                     /s/  R. JEFFREY HARRIS
          Robert B. Haas                 -------------------------------------
          Thomas O. Hicks                         R. Jeffrey Harris,
          Joe L. Roby                    Attorney and Agent for each member of
          Richard W. Vieser                    the Board of Directors of
          Kenneth F. Yontz                 Sybron International Corporation
                                                         under
                                                  Powers of Attorney
                                                dated December 6, 1996


     December 20, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     Under date of November 8, 1996, we reported on the consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, which are included in the 1996 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

Milwaukee, Wisconsin
November 8, 1996

                                                                     SCHEDULE II

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                              ------------------------
                                               BALANCE AT     CHARGED TO    CHARGED TO
                                               BEGINNING      COSTS AND       OTHER                       BALANCE AT
             DESCRIPTION                        OF YEAR        EXPENSES      ACCOUNTS      DEDUCTIONS     END OF YEAR
------------------------------------------   ------------    ----------    ----------     ----------     -----------
Year ended September 30, 1994
  Deducted from asset accounts:
     Allowance for doubtful receivables...       $2,579         $  998         $216(d)       $  332(a)      $ 3,461
                                                 ======         ======         ====          ======          ======
     Inventory reserves...................       $2,833         $  960         $367(d)       $  665(b)      $ 3,495
                                                 ======         ======         ====          ======          ======
  Legal reserves..........................       $2,029         $2,036         $ 19(d)       $1,633(c)      $ 2,451
                                                 ======         ======         ====          ======          ======
Year ended September 30, 1995
  Deducted from asset accounts:
     Allowance for doubtful receivables...       $3,461         $  503         $283(d)       $1,892(a)      $ 2,355
                                                 ======         ======         ====          ======          ======
     Inventory reserves...................       $3,495         $1,810         $792(d)       $2,513(b)      $ 3,584
                                                 ======         ======         ====          ======          ======
  Legal reserves..........................       $2,451         $2,371         $ --          $1,416(c)      $ 3,406
                                                 ======         ======         ====          ======          ======
Year ended September 30, 1996
  Deducted from asset accounts:
     Allowance for doubtful receivables...       $2,355         $1,129         $207(d)       $1,262(a)      $ 2,429
                                                 ======         ======         ====          ======          ======
     Inventory reserves...................       $3,584         $2,845         $756(d)       $1,304(b)      $ 5,881
                                                 ======         ======         ====          ======          ======
  Legal reserves..........................       $3,406         $1,066         $ --          $1,047(c)      $ 3,425
                                                 ======         ======         ====          ======          ======

---------------
Note: Above additions and deductions include the effects of foreign currency rate changes.

(a) Uncollectible accounts written off, net of recoveries.

(b) Inventory written off.

(c) Net disbursements.

(d) Reserves of acquired businesses.

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-11091)

                                 EXHIBIT INDEX
                                       TO
                        1996 ANNUAL REPORT ON FORM 10-K

                                                                     INCORPORATED HEREIN      FILED
EXHIBIT NO.                        DESCRIPTION                         BY REFERENCE TO       HEREWITH
-----------       ---------------------------------------------   -------------------------  --------
 3.1          --  Articles of Incorporation of the Registrant     Exhibit B to the 1994
                                                                  Annual Meeting Proxy
                                                                  Statement of Sybron
                                                                  Corporation dated
                                                                  December 17, 1993 ("1994
                                                                  Proxy Statement")
 3.2          --  Bylaws of the Registrant                        Exhibit C to the 1994
                                                                  Proxy Statement
 4.1          --  Articles of Incorporation and Bylaws of the     Exhibits 3.1 and 3.2
                  Registrant                                      hereto
 4.2          --  Amended and Restated Credit Agreement dated     Exhibit 4.1 to the
                  as of July 31, 1995 (the "Credit Agreement"),   Registrant's Current
                  among Sybron International Corporation and      Report on Form 8-K dated
                  certain of its subsidiaries, the several        July 31, 1995 ("7/31/95
                  Lenders from time to time parties thereto,      8-K")
                  Chemical Securities Inc. as Arranger, and
                  Chemical Bank, as Administrative Agent for
                  the Lenders
 4.3          --  Form of Revolving Credit Note, dated as of      Exhibit 4.2 to the
                  July 31, 1995, executed pursuant to the         7/31/95 8-K
                  Credit Agreement
 4.4          --  Form of Term Note, dated as of July 31, 1995,   Exhibit 4.3 to the
                  executed pursuant to the Credit Agreement       7/31/95 8-K
 4.5          --  Form of Swing Line Note, dated as of July 31,   Exhibit 4.4 to the
                  1995, executed pursuant to the Credit           7/31/95 8-K
                  Agreement
 4.6          --  Form of Amended and Restated Parent Pledge      Exhibit 4.5 to the
                  Agreement, dated as of July 31, 1995,           7/31/95 8-K
                  executed pursuant to the Credit Agreement
 4.7          --  Form of Amended and Restated Subsidiaries       Exhibit 4.6 to the
                  Guarantee, dated as of July 31, 1995,           7/31/95 8-K
                  executed pursuant to the Credit Agreement
 4.8          --  Form of Amended and Restated Subsidiaries       Exhibit 4.7 to the
                  Pledge Agreement, dated as of July 31, 1995,    7/31/95 8-K
                  executed pursuant to the Credit Agreement

                                                                     INCORPORATED HEREIN      FILED
EXHIBIT NO.                        DESCRIPTION                         BY REFERENCE TO       HEREWITH
-----------       ---------------------------------------------   -------------------------  --------
 4.9          --  First Amendment, dated as of July 9, 1996, to   Exhibit 4.1 to the
                  the Amended and Restated Credit Agreement,      Registrant's Form 10-Q
                  dated as of July 31, 1995 (as amended,          for the quarterly period
                  supplemented or otherwise modified from time    ended June 30, 1996 (the
                  to time, the "Credit Agreement"), among the     "6/30/96 10-Q")
                  Registrant and certain of its subsidiaries,
                  the several Lenders from time to time parties
                  thereto, Chase Securities Inc. (formerly
                  known as Chemical Securities Inc.), as
                  Arranger, and Chemical Bank (now known as
                  Chase Manhattan Bank), as Administrative
                  Agent for the Lenders
 4.10         --  Form of Revolving Credit Note, dated as of      Exhibit 4.2 to the
                  July 9, 1996, executed pursuant to the Credit   6/30/96 10-Q
                  Agreement
 4.11         --  Form of CAF Advance Note, dated as of July 9,   Exhibit 4.3 to the
                  1996, executed pursuant to the Credit           6/30/96 10-Q
                  Agreement
 4.12         --  Amended and Restated Parent Pledge Agreement,   Exhibit 4.4 to the
                  dated as of July 9, 1996, executed pursuant     6/30/96 10-Q
                  to the Credit Agreement
 4.13         --  Form of Amended and Restated Subsidiaries       Exhibit 4.5 to the
                  Guarantee, dated as of July 9, 1996, executed   6/30/96 10-Q
                  pursuant to the Credit Agreement
 4.14         --  Form of Amended and Restated Subsidiaries       Exhibit 4.6 to the
                  Pledge Agreement, dated as of July 9, 1996,     6/30/96 10-Q
                  executed pursuant to the Credit Agreement
10.1*         --  Form of Employment Agreement with each of the   Exhibit 10(a) to Sybron
                  following executive officers:                   Corporation's Form 10-K
                  Kenneth F. Yontz,                               for the fiscal year ended
                  Dennis Brown,                                   September 30, 1993 ("1993
                  R. Jeffrey Harris,                              10-K")
                  Floyd W. Pickrell, Jr.,
                  Frank H. Jellinek, Jr. and
                  Randy A. Hoff
10.2          --  Shareholders Agreement, dated as of May 6,      Exhibit 10(f-2) to Sybron
                  1992, between Sybron Corporation and certain    Corporation's
                  shareholders                                    Registration Statement on
                                                                  Form S-1 (No. 33-52614)
10.3*         --  1988 Stock Option Plan                          Exhibit 10(q) to Sybron
                                                                  Corporation's
                                                                  Registration Statement on
                                                                  Form S-1 (No. 33-20829)
10.4*         --  1990 Stock Option Plan                          Exhibit 10(q-2) to Sybron
                                                                  Corporation's
                                                                  Registration Statement on
                                                                  Form S-1 (No. 33-20829)
10.5*         --  1993 Long-Term Incentive Plan                   Exhibit A to the 1993
                                                                  Annual Meeting Proxy
                                                                  Statement of Sybron
                                                                  Corporation dated
                                                                  December 18, 1992

                                                                     INCORPORATED HEREIN      FILED
EXHIBIT NO.                        DESCRIPTION                         BY REFERENCE TO       HEREWITH
-----------       ---------------------------------------------   -------------------------  --------
10.6*         --  1994 Outside Directors' Stock Option Plan       Exhibit D to the 1994
                                                                  Proxy Statement
10.7*         --  Amendment to the 1988 Stock Option Plan         Exhibit 10(q-4) to Sybron
                                                                  Corporation's Form 10-K
                                                                  for the fiscal year ended
                                                                  September 30, 1992 ("1992
                                                                  10-K")
10.8*         --  Amendment to the 1990 Stock Option Plan         Exhibit 10(q-6) to the
                                                                  1992 10-K
10.9*         --  Form of Nonstatutory Stock Option Agreement     Exhibit 10(r) to Sybron
                  under the 1988 Stock Option Plan                Corporation's
                                                                  Registration Statement on
                                                                  Form S-1 (No. 33-20829)
10.10*        --  Form of Nonstatutory Stock Option Agreement     Exhibit 10(s-1) to Sybron
                  under the 1990 Stock Option Plan                Corporation's
                                                                  Registration Statement on
                                                                  Form S-1 (No. 33-20829)
10.11*        --  Form of Nonstatutory Stock Option Agreement     Exhibit 10(u) to the 1993
                  under the 1993 Long-Term Incentive Plan         10-K
10.12*        --  Form of Indemnity Agreement with each of the    Exhibit 10(v) to the 1993
                  executive officers and directors identified     10-K
                  on the schedule thereto
10.13         --  Lease Agreement dated December 21, 1988         Exhibit 10(bb) to Sybron
                  between CPA:7 and CPA:8, as landlord, and       Corporation's
                  Ormco Corporation; as tenant                    Registration Statement on
                                                                  Form S-1 (No. 33-24640)
10.14         --  Lease Agreement dated December 21, 1988         Exhibit 10(cc) to Sybron
                  between CPA:7 and CPA:8, as landlord, and       Corporation's
                  Barnstead Thermolyne Corporation, as tenant     Registration Statement on
                                                                  Form S-1 (No. 33-24640)
10.15         --  Lease Agreement dated December 21, 1988         Exhibit 10(dd) to Sybron
                  between CPA:7 and CPA:8, as landlord, and       Corporation's
                  Kerr Manufacturing Company, as tenant           Registration Statement on
                                                                  Form S-1 (No. 33-24640)
10.16         --  Lease Agreement dated December 21, 1988         Exhibit 10(ee) to Sybron
                  between CPA:7 and CPA:8, as landlord, and       Corporation's
                  Erie Scientific Company, as tenant              Registration Statement on
                                                                  Form S-1 (No. 33-24640)
10.17         --  Lease Agreement dated December 21, 1988         Exhibit 10(ff) to Sybron
                  between CPA:7 and CPA:8, as landlord, and       Corporation's
                  Nalge Nunc International Corporation            Registration Statement on
                  (formerly Nalge Company), as tenant             File S-1 (No. 33-24640)
10.18         --  Guaranty and Suretyship Agreement dated         Exhibit 10(gg) to Sybron
                  December 21, 1988 between Sybron Corporation    Corporation's
                  and CPA:7 and CPA:8                             Registration Statement on
                                                                  Form S-1 (No. 33-24640)

                                                                     INCORPORATED HEREIN      FILED
EXHIBIT NO.                        DESCRIPTION                         BY REFERENCE TO       HEREWITH
-----------       ---------------------------------------------   -------------------------  --------
10.19         --  Tenant Agreement dated December 21, 1988        Exhibit 10(rr) to Sybron
                  between New England Mutual Life Insurance       Corporation's
                  Company, as lender, and CPA:7 and CPA:8, as     Registration Statement on
                  landlord, and Ormco Corporation, as tenant      Form S-1 (No. 33-24640)
10.20         --  Tenant Agreement dated December 21, 1988        Exhibit 10(ss) to Sybron
                  between New England Mutual Life Insurance       Corporation's
                  Company, as lender, and CPA:7 and CPA:8, as     Registration Statement on
                  landlord, and Barnstead Thermolyne              Form S-1 (No. 33-24640)
                  Corporation, as tenant
10.21         --  Tenant Agreement dated December 21, 1988        Exhibit 10(tt) to Sybron
                  between New England Mutual Life Insurance       Corporation's
                  Company, as lender, and CPA:7 and CPA:8, as     Registration Statement on
                  landlord, and Kerr Manufacturing Company, as    Form S-1 (No. 33-24640)
                  tenant
10.22         --  Tenant Agreement dated December 21, 1988        Exhibit 10(uu) to Sybron
                  between New England Mutual Life Insurance       Corporation's
                  Company, as lender, and CPA:7 and CPA:8, as     Registration Statement on
                  landlord, and Erie Scientific Company, as       Form S-1 (No. 33-24640)
                  tenant
10.23         --  Tenant Agreement dated December 21, 1988        Exhibit 10(vv) to Sybron
                  between New England Mutual Life Insurance       Corporation's
                  Company, as lender, and CPA:7 and CPA:8, as     Registration Statement on
                  landlord, and Nalge Nunc International          Form S-1 (No. 33-24640)
                  Corporation (formerly Nalge Company), as
                  tenant
10.24         --  Sale and Leaseback Agreement dated December     Exhibit 10(ww) to Sybron
                  21, 1988 between Sybron Corporation and New     Corporation's
                  England Mutual Life Insurance Company, as       Registration Statement on
                  lender                                          Form S-1 (No. 33-24640)
10.25         --  Environmental Risk Agreement dated December     Exhibit 10(xx) to Sybron
                  21, 1988 from Sybron Corporation and Ormco      Corporation's
                  Corporation, as indemnitors, to New England     Registration Statement on
                  Mutual Life Insurance Company, as lender, and   Form S-1 (No. 33-24640)
                  CPA:7 and CPA:8, as borrowers
10.26         --  Environmental Risk Agreement dated December     Exhibit 10(yy) to Sybron
                  21, 1988 from Sybron Corporation and            Corporation's
                  Barnstead Thermolyne Corporation, as            Registration Statement on
                  indemnitors, to New England Mutual Life         Form S-1 (No. 33-24640)
                  Insurance Company, as lender, and CPA:7 and
                  CPA:8, as borrowers
10.27         --  Environmental Risk Agreement dated December     Exhibit 10(zz) to Sybron
                  21, 1988 from Sybron Corporation and Kerr       Corporation's
                  Manufacturing Company, as indemnitors, to New   Registration Statement on
                  England Mutual Life Insurance Company, as       Form S-1 (No. 33-24640)
                  lender, and CPA:7 and CPA:8, as borrowers
10.28         --  Environmental Risk Agreement dated December     Exhibit 10(aaa) to Sybron
                  21, 1988 from Sybron Corporation and Erie       Corporation's
                  Scientific Company, as indemnitors, to New      Registration Statement on
                  England Mutual Life Insurance Company, as       Form S-1 (No. 33-24640)
                  lender, and CPA:7 and CPA:8, as borrowers

                                                                     INCORPORATED HEREIN      FILED
EXHIBIT NO.                        DESCRIPTION                         BY REFERENCE TO       HEREWITH
-----------       ---------------------------------------------   -------------------------  --------
10.29         --  Environmental Risk Agreement dated December     Exhibit 10(bbb) to Sybron
                  21, 1988 from Sybron Corporation and Nalge      Corporation's
                  Nunc International Corporation (formerly        Registration Statement on
                  Nalge Company), as indemnitors, to New          Form S-1 (No. 33-24640)
                  England Mutual Life Insurance Company, as
                  lender, and CPA:7 and CPA:8, as borrowers
10.30*        --  Life insurance policy for Kenneth F. Yontz,     Exhibit 10(eee) to Sybron
                  executive officer of the Registrant             Corporation's
                                                                  Registration Statement on
                                                                  Form S-1 (No. 33-45948)
10.31*        --  Life insurance policy for Frank H. Jellinek,    Exhibit 10(eee-1) to
                  Jr., executive officer of the Registrant        Sybron Corporation's
                                                                  Registration Statement on
                                                                  Form S-1 (No. 33-45948)
10.32*        --  Life insurance policy for Floyd W. Pickrell,    Exhibit 10(eee-4) to
                  Jr., executive officer of the Registrant        Sybron Corporation's
                                                                  Registration Statement on
                                                                  Form S-1 (No. 33-45948)
10.33*        --  Life insurance policy for David T. Della        Exhibit 10(eee-3) to
                  Penta, executive officer of the Registrant      Sybron Corporation's
                                                                  Registration Statement on
                                                                  Form S-1 (No. 33-45948)
10.34*        --  Life insurance policy for R. Jeffrey Harris,    Exhibit 10(rr) to the
                  executive officer of the Registrant             1993 10-K
10.35         --  Lease Agreement, as amended, with respect to    Exhibit 10(fff) to Sybron
                  Ormco Corporation's manufacturing facility in   Corporation's
                  Glendora, CA                                    Registration Statement on
                                                                  Form S-1 (No. 33-20829)
10.36*        --  Employment Agreement, dated                     Exhibit 10(ggg) to Sybron
                  February 24, 1992, with David T. Della Penta,   Corporation's
                  executive officer of the Registrant             Registration Statement on
                                                                  Form S-1 (No. 33-45948)
10.37*        --  Amended and Restated 1993 Long-Term Incentive   Exhibit A to the
                  Plan                                            Registrant's 1995 Annual
                                                                  Meeting Proxy Statement
                                                                  dated December 16, 1994
                                                                  ("1995 Proxy Statement")
10.38*        --  Senior Executive Incentive Compensation Plan,   Exhibit B to the 1995
                  effective October 1, 1994                       Proxy Statement
10.39*        --  Life insurance policy for Dennis Brown,         Exhibit 10.42 to the
                  executive officer of the Registrant             Registrant's Form 10-K
                                                                  for the fiscal year ended
                                                                  September 30, 1995 ("1995
                                                                  10-K")
10.40*        --  Life insurance policy for Randy A. Hoff,        Exhibit 10.43 to the 1995
                  executive officer of the Registrant             10-K
10.41*        --  Amended and Restated 1994 Outside Directors'                                      X
                  Stock Option Plan

                                                                     INCORPORATED HEREIN      FILED
EXHIBIT NO.                        DESCRIPTION                         BY REFERENCE TO       HEREWITH
-----------       ---------------------------------------------   -------------------------  --------
10.42*        --  Amended and Restated Senior Executive           Exhibit A to the
                  Incentive Compensation Plan                     Registrant's 1997 Annual
                                                                  Meeting Proxy Statement
                                                                  dated December 20, 1996
11            --  Statement regarding computation of per share                                      X
                  earnings
21            --  Subsidiaries of the Registrant                                                    X
23            --  Consent of KPMG Peat Marwick LLP                                                  X
24            --  Powers of Attorney of directors of the                                            X
                  Registrant
27            --  Financial Data Schedule                                                           X

---------------
* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.