Form 10-Q
period 1996-12-31
SYBRON INTERNATIONAL CORP
filed 1997-02-14
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                 (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  ___________ to ____________

Commission File Number: 1-11091

                      SYBRON INTERNATIONAL CORPORATION
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)



              Wisconsin                                    22-2849508
              -----------                                 -----------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


      411 East Wisconsin Avenue, Milwaukee, Wisconsin         53202
      -----------------------------------------------       ----------
          (Address of principal executive offices)          (Zip Code)

                               (414) 274-6600
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes X
No ___

     At February 6, 1997 there were 47,131,099 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

              SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES



                         Index                                          Page
    -----------------------------------------------------------------   ----

    PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets, December 31, 1996 (unaudited)
     and September 30, 1996                                               2

    Consolidated Statements of Income, for the three months ended
     December 31, 1996 (unaudited) and 1995 (unaudited)                   3

    Consolidated Statements of Shareholders' Equity for the
     three months ended December 31, 1996 (unaudited) and the
     year ended September 30, 1996                                        4

    Consolidated Statements of Cash Flows, for the three months ended
     December 31, 1996 (unaudited) and 1995 (unaudited)                   5

    Notes to Unaudited Consolidated Financial Statements                  6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           7

    PART II - OTHER INFORMATION

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      16

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         17

    SIGNATURES                                                           18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         December 31,  September 30,
                                                                             1996           1996
                                                                         ------------  -------------
                                     ASSETS
                                                                          (Unaudited)
Current assets:
 Cash and cash equivalents ......................................            $ 21,800       $ 10,874
 Accounts receivable (less allowance for doubtful
 receivables of $2,360 and $2,429) ..............................             122,618        127,849
 Inventories (note 2) ...........................................             123,757        120,317
 Deferred income taxes ..........................................              10,261         11,588
 Prepaid expenses and other current assets ......................              15,301         12,012
                                                                            ---------      ---------
    Total current assets ........................................             293,737        282,640
                                                                            ---------      ---------
 Property, plant and equipment net of depreciation of $129,854
 and $123,429 ...................................................             170,024        170,151
 Intangible assets ..............................................             505,189        502,079
 Deferred income taxes ..........................................              15,775         12,563
 Other non-current assets .......................................               5,322          7,180
                                                                            ---------      ---------
    Total assets ................................................            $990,047       $974,613
                                                                            =========      =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...............................................            $ 24,598       $ 30,398
 Current portion of long-term debt ..............................              43,635         40,603
 Income taxes payable ...........................................              13,822          7,636
 Accrued payroll and employee benefits ..........................              23,593         29,824
 Deferred income taxes ..........................................               3,662          2,542
 Other current liabilities ......................................              28,218         27,764
                                                                            ---------      ---------
   Total current liabilities ....................................             137,528        138,767
                                                                            ---------      ---------
Long-term debt ..................................................             478,673        481,037
Deferred income taxes ...........................................              54,350         55,686
Other liabilities ...............................................              15,818         16,044

Commitments and contingent liabilities:
Shareholders' equity:
Common Stock, $.01 par value;  authorized 110,000,000
 shares, issued 47,079,178 and 46,924,588 shares, respectively ..                 471            469
 Preferred Stock, $.01 par value; authorized 20,000,000 shares ..                   -              -
 Equity Rights; 698 rights at $1.09 per right ...................                   1              1
 Additional paid-in capital .....................................             183,343        179,954
 Retained earnings ..............................................             127,248        111,845
 Cumulative foreign currency translation adjustment .............              (7,384)        (9,189)
 Treasury common stock, 1,528 shares at cost ....................                  (1)            (1)
                                                                            ---------      ---------
    Total shareholders' equity ..................................             303,678        283,079
                                                                            ---------      ---------
    Total liabilities and shareholders' equity ..................            $990,047       $974,613
                                                                            =========      =========


See accompanying notes to unaudited consolidated financial statements.

              SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Three Months Ended
                                                                December 31,
                                                        1996                 1995
                                                      --------             --------

Net sales ..........................................  $171,496             $146,862


Cost of sales:

 Cost of product sold ..............................    85,620               73,049

 Depreciation of purchase accounting
   adjustments .....................................       960                  963
                                                       -------             --------


Total cost of sales ................................    86,580               74,012
                                                       -------             --------


Gross profit .......................................    84,916               72,850


Selling, general and administrative expenses .......    44,615               38,792

Depreciation and amortization of purchase accounting
 adjustments .......................................     4,763                4,727
                                                       -------             --------


Operating income ...................................    35,538               29,331
                                                       -------             --------


Other income (expense):

 Interest expense ..................................    (9,151)              (8,770)

 Amortization of deferred financing fees ...........       (72)                 (71)

 Other, net ........................................      (152)                 (94)
                                                       -------             --------


Income before income taxes .........................    26,163               20,396
Income taxes .......................................    10,760                8,674
                                                       -------             --------

Net income .........................................  $ 15,403             $ 11,722
                                                       =======             ========

Earnings per common share: .........................      $.32                 $.25
                                                       =======             ========


See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 1996
                AND FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       CUMULATIVE                   AMOUNT
                                                                         FOREIGN                  RELATED TO
                                                 ADDITIONAL             CURRENCY     TREASURY      RECORDING          TOTAL
                                 COMMON  EQUITY   PAID-IN    RETAINED  TRANSLATION    COMMON        MINIMUM       SHAREHOLDERS'
                                 STOCK   RIGHTS   CAPITAL    EARNINGS  ADJUSTMENT     STOCK    PENSION LIABILITY     EQUITY
                                 ------  ------  ----------  --------  -----------   --------  -----------------  -------------

Balance at  September  30, 1995    $465      $1    $172,774  $ 54,261      $   220       $(1)        $ (470)         $227,250
Shares issued in connection
with the exercise of 393,722
stock options .................       4       -       5,635         -            -         -              -             5,639
Tax benefits related to stock
options .......................       -       -       1,545         -            -         -              -             1,545
Net income ....................       -       -           -    57,584            -         -              -            57,584
Cumulative foreign currency
translation adjustment ........       -       -           -         -       (9,409)        -              -            (9,409)
Amount related to recording
minimum pension liability .....       -       -           -         -            -         -            470               470
                                   ----      --    --------  --------       ------       ---            ---           -------
Balance at September 30, 1996      $469      $1    $179,954  $111,845      $(9,189)      $(1)        $    -          $283,079
                                   ====      ==    ========  ========       ======       ===            ===           =======

Shares issued in connection
with the exercise of 155,464
stock options .................       2       -       2,388         -            -         -              -             2,390
Tax benefits related to stock
options .......................       -       -       1,001         -            -         -              -             1,001
Net income (Unaudited) ........       -       -           -    15,403            -         -              -            15,403
Cumulative foreign currency
translation adjustment ........       -       -           -         -        1,805         -              -             1,805
                                   ----      --    --------  --------       ------       ---            ---           -------
Balance at December 31, 1996
(Unaudited) ...................    $471      $1    $183,343  $127,248      $(7,384)      $(1)         $   -          $303,678
                                   ====      ==    ========  ========       ======       ===            ===           =======

See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Three Months Ended
                                                                            December 31,
                                                                          1996       1995
                                                                       ---------  ---------
Cash flows from operating activities:
Net income ..........................................................    $15,403    $11,722
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation .......................................................      6,989      5,978
 Amortization .......................................................      4,756      4,721
 Provision for losses on doubtful accounts ..........................        107        132
 Inventory provisions ...............................................        779        (11)
 Deferred taxes .....................................................     (2,101)    (3,260)
Changes in assets and liabilities:
 Decrease in accounts receivable ....................................      4,740      9,285
 Increase in inventories ............................................     (3,202)    (5,673)
 Increase in prepaid expenses and other current assets ..............     (4,406)    (1,949)
 Decrease in accounts payable .......................................     (5,728)    (4,357)
 Increase (decrease) in taxes payable ...............................      3,767     (7,416)
 Decrease in accrued payroll and employee benefits ..................     (5,891)    (3,898)
 Increase (decrease) in other current liabilities                          1,604     (2,185)
 Net change in other assets and liabilities .........................      2,259     (1,203)
                                                                          ------    -------
   Total adjustments ................................................      3,673     (9,836)
                                                                          ------    -------
 Net cash provided by operating activities ..........................     19,076      1,886

Cash flows from investing activities:
Capital expenditures ................................................     (6,576)    (5,977)
 Proceeds from sales of property, plant, and equipment ..............        127         25
 Payments for businesses acquired ...................................     (5,678)   (13,451)
                                                                          ------    -------
 Net cash used in investing activities ..............................    (12,127)   (19,403)

Cash flows from financing activities:
Net change in the revolving credit facility .........................      8,900     26,500
Principal payments long-term debt ...................................     (9,041)    (9,055)
Proceeds from the exercise of common stock options and warrants .....      2,390        918
Other ...............................................................        677      1,320
                                                                          ------    -------
 Net cash provided by financing activities ..........................      2,926     19,683

Effect of exchange rate changes on cash .............................      1,051       (780)

Net increase (decrease) in cash .....................................     10,926      1,386
Cash and cash equivalents at beginning of year ......................     10,874      9,243
                                                                          ------    -------
Cash and cash equivalents at end of period ..........................    $21,800    $10,629
                                                                          ======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for interest ............................    $ 8,690    $15,594
Cash paid during the period for income taxes ........................      4,282     10,792
Capital lease obligations incurred ..................................        132        108


     See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim period have been included. All such adjustments were of a normal recurring nature. The results for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the three month period ended December 31, 1995, as originally reported, have been reclassified to conform with the three month period ended December 31, 1996 presentation.

2.   Inventories at December 31, 1996 consist of the following:

                                   (In thousands)


                           Raw materials    $ 32,742
                           Work-in-process    30,417
                           Finished goods     65,370
                           LIFO Reserve       (4,772)
                                             -------
                                            $123,757
                                             =======



3. On October 1, 1996, the Company's subsidiary Nalge Nunc International completed the acquisition of Pure Fit, Inc. Pure Fit, with annual sales of approximately $2.7 million in 1996, is a manufacturer of stainless steel fittings used in the fabrication and assembly of sanitary and of food grade hose.

   On October 1, 1996, The Naugatuck Glass Company, a subsidiary of the Company's subsidiary Erie Scientific Company, acquired certain assets of D & W, Inc. The acquired assets included the D & W customer lists and several glass cutting machines. D & W's annual sales were approximately $0.3 million in 1996.

   On January 6, 1997, Richard-Allan Scientific Company acquired the stock of Trend Scientific, Inc., a manufacturer of diagnostic testing systems for microbiology laboratories. Trend's annual sales were approximately $2.5 million in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Both sales and operating income for Sybron International Corporation (the "Company") for the quarter ended December 31, 1996 (the first quarter of fiscal
1997) grew over the corresponding prior year period. Net sales for the quarter ended December 31, 1996 increased by 16.8% over the corresponding fiscal 1996 period. Sales growth in the first quarter of fiscal 1997 was stronger domestically than internationally with increases of 22.8% and 7.1%, respectively, over the corresponding 1996 period. International sales were negatively impacted by the strengthening of the U.S. dollar. If currency effects were removed from sales, the international increase would have been 10.1%. Acquisitions aided sales growth in the quarter ended December 31, 1996, accounting for $15.5 million and $1.3 million of the domestic and international sales increases, respectively. The Company's internal growth was 5.3% most of which came from the dental side of the business this quarter. Management continues to maintain an active program of developing and marketing both new products and product line extensions, as well as growth through acquisitions. The Company completed two acquisitions in the first quarter of fiscal 1997 (See note 3 to the unaudited Consolidated Financial Statements) and a third in January 1997.

     The results of operations of the Company reflect goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $11.7 million and $10.7 million for the quarters ended December 31, 1996 and 1995, respectively. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", the Company believes is the appropriate measure of the Company's ability to internally fund its liquidity requirements, amounted to $47.1 million and $39.9 million for the quarters ended December 31, 1996 and 1995, respectively. EBITDA represents, for any relevant period, net income plus (i) interest expense, (ii) provision for income taxes, (iii) depreciation and (iv) amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

     Substantial portions of the Company's sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of the Company's international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, the Company's U.S. export sales may be impacted by foreign currency fluctuations to the relative value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of the U.S. dollar.
                                       7

From time to time, management may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, the Company is exposed to earnings volatility as a result of foreign currency fluctuations. The Company has decided not to employ foreign currency hedges at this time.

     In March of 1996, the Company recorded a restructuring charge of $8.3 million ($6.1 million after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. As of December 31, 1996, approximately $5.5 million was charged against this reserve. At December 31, 1996, approximately $ 2.7 million remains to be expended and is recorded in other current liabilities. The Company expects to charge approximately $2.5 million against this reserve in fiscal 1997. Principal items included in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2.3 million), remaining lease payments and shut down costs on exited facilities (approximately $2.1 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2.5 million), a statutory tax penalty (approximately $0.7 million) and other related restructuring costs (approximately $0.7 million). The Company estimates that savings from this restructuring will approximate $3.8 million annually, before income taxes. The realization of most of the savings began in fiscal 1997.

     As reported previously, on May 2, 1996, Combustion Engineering, Inc.
("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments ("Taylor") facility in Rochester, New York (the "Rochester Site"), a discontinued operation. According to CE's complaint, its claims are based on an asset purchase and sale agreement dated as of September 30, 1983, pursuant to which Taylor was sold to CE (the "1983 Agreement"), and an agreement between a subsidiary of the Company and CE dated August 14, 1987 (the "1987 Agreement"). The complaint alleges that under the 1983 Agreement the Company retained certain liabilities for, and indemnified CE with respect to, environmental contamination, hazards and other conditions that existed at the time of the sale of Taylor to CE, and that under the 1987 Agreement, the Company agreed to bear 70 percent of the costs thereafter incurred to clean up, remediate and remove mercury from the land and buildings at the Rochester Site. CE's complaint seeks declaratory relief and claims damages of at least $10 million with respect to expenses CE has incurred and expects to incur to remediate and remove mercury contamination from the land and buildings sold to CE at the Rochester Site. The complaint also seeks declaratory relief and claims damages in excess of $1 million with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4.2 million. The Company denies it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination, for which the Company also denies liability. CE implemented a plan in early 1996 to assess the extent of potential soil and groundwater contamination at the Rochester Site, the results of which have been provided by CE to the Company. The results indicate there is mercury and inorganic and volatile organic compound contamination in the soil and groundwater at certain Rochester Site locations. CE has prepared a voluntary clean-up proposal based on these results which it has presented to the New York Department of Environmental Conservation (the "NYDEC") for consideration. The cost to remediate the Rochester Site will depend upon the remediation standards incorporated into the voluntary clean-up agreement CE is negotiating with the NYDEC. Because the clean-up standards which may be applied have not been determined, the extent of remediation to be undertaken, and its cost, is unknown. As a result, the Company cannot, at this time, estimate the cost of the soil and groundwater remediation claims. The Company previously reported that prior to beginning the Rochester Site assessment which generated the current test results, CE had indicated to the Company that, based upon information available to it and subject to a number of caveats, including the lack of assessment information and the fact that clean-up standards which may be applied to the Rochester Site have not been determined, the cost to remediate the soil and groundwater would range from $3 million to $5 million. Because the bases for this estimate were not disclosed by CE to the Company, the Company cannot make a judgment about how the test results it has been provided would affect this estimate. The Company intends to pursue insurance coverage for CE's claims and has therefore provided notice of CE's claims to its third party liability insurance carriers. To date the carriers have denied coverage.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1996 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1995

     NET SALES. Net sales for the three months ended December 31, 1996 were $171.5 million, an increase of $24.6 million (16.8%) from net sales of $146.9 million for the corresponding three months ended December 31, 1995. Sales in the laboratory segment were $100.8 million for the three months ended December 31, 1996, an increase of 18.7% from the corresponding 1996 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $13.9 million), (ii) price increases at Barnstead/Thermolyne (approximately $0.7 million) and at Nalge Nunc International (approximately $0.5 million), (iii) increased volume from sales of existing products at Erie (approximately $1.0 million) and at Nalge Nunc International (approximately $0.2 million) and (iv) increased volume from sales of new products at Erie (approximately $0.4 million: primarily sales from the Daiichi line of electrophoresis devices and consumables, BURST-PAK(TM) Sequencing gels, and sales from the Standard Stain line), at Nalge Nunc International (approximately $0.3 million; primarily their line of Bio-Media packaging and safety products) and at Barnstead/Thermolyne (approximately $0.2 million; primarily sales from their NCAT Asphalt Furnace and STERILEMAX(TM) line of sterilization products). Increased sales in the laboratory segment were partially offset by (i) reduced volume from sales of existing products at Barnstead/Thermolyne (approximately $0.9) and (ii) unfavorable foreign currency impacts at Nalge Nunc International (approximately $0.5 million) and at Erie (approximately $0.2 million). In the dental segment, net sales were $70.7 million for the three months ended December 31, 1996, an increase of 14.1% from the corresponding fiscal 1996 period. Increased sales in the dental segment resulted primarily from (i) increased volume from sales of existing products (approximately $6.7 million), (ii) sales of products of acquired companies (approximately $2.9 million) and (iii) increased volume from sales of new products (approximately $0.4 million; primarily sales from the OPTIBOND SOLO(TM) product line and sales of CANTILEVER BITE JUMPER(TM)
kits), partially offset by unfavorable foreign currency impacts (approximately $1.3 million).

     GROSS PROFIT. Gross profit for the first quarter of fiscal 1997 was $84.9 million, an increase of 16.6% from gross profit of $72.9 million for the corresponding fiscal 1996 period. Gross profit in the laboratory segment was $45.5 million (45.2% of net segment sales) in the first quarter of fiscal 1997, an increase of 18.2% from gross profit of $38.5 million (45.4% of net segment sales) during the corresponding fiscal 1996 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $5.9 million), (ii) an improved product mix at Nalge Nunc International (approximately $1.4 million) and (iii) increased volume at Erie (approximately $1.2 million). Increased gross profit was partially offset by (i) an unfavorable product mix at Erie (approximately $1.3 million) and (ii) increased material costs at Nalge Nunc International (approximately $0.3 million). In the dental segment, gross profit was $39.4 million (55.7% of net segment sales) in the first quarter of fiscal 1997, an increase of 14.7% from gross profit of $34.3 million (55.4% of net segment sales) during the corresponding fiscal 1996 period. Increased gross profit in the dental segment resulted primarily from (i) increased volume (approximately $4.4 million) and (ii) the effects of acquired companies (approximately $1.5 million), partially offset by unfavorable foreign currency (approximately $0.9 million).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 1997 were $49.4 million (28.8% of net sales) as compared to $43.5 million (29.6% of net sales) in the corresponding fiscal 1996 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $5.6 million in the first quarter of fiscal 1996, representing an increase of 1.7% from $5.5 million in the corresponding fiscal 1996 period. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $43.7 million (25.5% of sales), representing an increase of 15.2% from $38.0 million (25.9% of sales) in the corresponding fiscal 1996 period. Increases at the subsidiary level were primarily due to (i) increased marketing expense (approximately $2.5 million), (ii) expenses related to newly acquired businesses (approximately $2.5 million), (iii) increased research and development expenses (approximately $0.6 million), (iv) increased general and administrative expense (approximately $0.5 million) and (v) increased amortization of intangible assets as a result of acquisitions (approximately $0.2 million) partially, offset by favorable foreign currency impacts (approximately $0.6 million).

     OPERATING INCOME.  As a result of the foregoing, operating income was
$35.5 million (20.7% of net sales) in the first quarter of fiscal 1997 compared to $29.3 million (20.0% of net sales) in the corresponding fiscal 1996 period. Operating income in the laboratory segment was $21.2 million (21.0% of net segment sales) in the first quarter of fiscal 1997 compared to $17.5 million (20.6% of net segment sales) in the corresponding fiscal 1996 period.
Operating income in the dental
                                       10
segment was $14.3 million (20.3% of net segment sales) in the first quarter of fiscal 1997 compared to $11.8 million (19.1% of net segment sales) in the corresponding fiscal 1996 period.

     INTEREST EXPENSE. Interest expense was $9.2 million in the first quarter of fiscal 1997 compared to $8.8 million in the corresponding fiscal 1996 period. The increase resulted from a higher debt balance primarily from the Company's acquisition activity. Interest expense during the quarters ended December 31, 1996 and 1995 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

     INCOME TAXES. Taxes on income increased $2.1 million in the first quarter of fiscal 1997, primarily as a result of increased earnings.

     NET INCOME. As a result of the foregoing, the Company had net income of $15.4 million in the first quarter of fiscal 1997 compared to $11.7 million in the corresponding 1996 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased by $1.0 million (9.8%) in the first quarter of fiscal 1997 when compared to the corresponding fiscal 1996 period. This increase is primarily due to increased amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the leveraged buyout in 1987 of a company known at the time as Sybron Corporation ("the Acquisition"), subsequent adoption of SFAS 109 and the acquisitions completed since 1987, the Company increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Also, as a result of the permanent financing effected in August 1988 for the Acquisition, the Company incurred approximately $372 million of debt. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by $3.7 million in the three months ended December 31, 1996 as a result of acquisitions. The Company believes, therefore, that EBITDA represents the more appropriate measure of the Company's ability to internally fund its capital requirements.

     The Company's capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and its subsequent refinancings, the Company's working capital needs, primarily related to inventory and accounts receivable, the Company's capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of the Company's acquisition strategy, the periodic expansion of physical facilities and, in the short term, payments related to the restructuring charge (as described above). In addition, in the event the Company should be held liable for CE's claims in the CE Litigation (described above), liability for which the Company denies, the Company could require capital to satisfy such liabilities, depending upon their magnitude. With respect to the restructuring charge, as of December 31, 1996, the

Company has paid approximately $2.9 million and charged an additional
$2.6 million to inventory and fixed assets. The Company intends to expend an additional $2.5 million by the end of fiscal 1997 and $0.3 million over the remaining terms of exited facilities leases and severance agreements. With respect to acquisitions, it is currently the Company's intent to continue to pursue its acquisition strategy. If acquisitions are to continue at the Company's historical pace, the Company will require financing beyond the capacity of its existing Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

     The statement contained in the immediately preceding paragraph concerning the Company's intent to continue to pursue its acquisition strategy is a forward-looking statement. The Company's ability to continue its acquisition strategy is subject to a number of uncertainties, including, but not limited to, its ability to raise capital beyond the capacity of its existing Credit Facilities and the availability of suitable acquisitions candidates at reasonable prices. See "Cautionary Factors" below.

     On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, the Company and its subsidiaries borrowed $300 million under the Term Loan Facility and approximately $122.5 million was borrowed under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under the Company's previous credit facilities (the "Previous Credit Facilities"). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under the Company's Previous Credit Facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option to the Company in setting interest rates.

     Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) are anticipated to be the Company's largest use of funds in the future. The Credit Facilities provide for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 1% (the "LIBOR Margin") depending upon the level of certain financial ratios, or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the Amendment. In the first quarter of 1997, the average interest rates on the Term Loan Facility (inclusive of the swap agreements described below) and the Revolving Credit Facility were 6.2% and 6.4%, respectively.

As a result of the terms of the Credit Agreement and the agreement governing the Previous Credit Facilities, the Company is sensitive to a rise in interest rates. In order to reduce its sensitivity to interest rate increases, the Company entered into five interest rate swap agreements, aggregating a notional amount of $250 million, to hedge against a rise in interest rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During the first quarter of fiscal 1997, the LIBOR Margin was .75%. The swap agreement rates and duration are as follows:



                                           SWAP AGREEMENT     SWAP AGREEMENT
   EXPIRATION DATE        NOTIONAL AMOUNT        DATE              RATE
   ---------------------  ---------------  -----------------  --------------

   December 15, 1997 ...     $50 million   December 16, 1996       5.64%
   July 7, 1998 ........     $50 million   July 7, 1993            5.17%
   August 13, 1999 .....     $50 million   August 13, 1993         5.54%
   September 8, 2000 ...     $50 million   December 8, 1995        5.56%
   September 10, 2001 ..     $50 million   December 8, 1995       5.623%


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

     As set forth above, the Revolving Credit Facility will provide up to $300 million in available credit. As of December 31, 1996, there was $61.6 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on October 31, 1995 the Company began to repay principal in 28 consecutive quarterly installments; $35 million was paid in fiscal 1996. Through December 31, 1996, the Company has paid $8.75 million of the $35 million obligation due in fiscal 1997. Annual payments are due as follows:
$35 million, $40 million, $40 million, $50 million, $50 million, and $50 million in fiscal years 1997 through 2002, respectively.

     The Credit Agreement contains numerous financial and operating covenants, including, among other things, restrictions on investments; requirements that the Company maintain certain
                                       13
financial ratios; restrictions on the ability of the Company and its subsidiaries to incur indebtedness or to create or permit liens, to make capital expenditures, or to pay cash dividends in excess of $50.0 million plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after June 30, 1995, less any dividends paid after June 22, 1994; restrictions on annual capital expenditures to amounts ranging from $36.0 million to $40.0 million during the remaining term of the Credit Agreement; and limitations on incurrence of additional indebtedness. The Credit Agreement permits the Company to make acquisitions provided the Company continues to satisfy all financial covenants upon any such acquisition. The ability of the Company to meet its debt service requirements and to comply with such covenants is dependent upon the Company's future performance, which is subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control.

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

      - Factors affecting the Company's ability to continue pursuing its current acquisition strategy, including the Company's ability to raise capital beyond the capacity of its existing Credit Facilities or to use the Company's stock for acquisitions, the cost of the capital required to effect the Company's acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, the ability of the Company to realize the synergies expected to result from acquisitions, and the ability of existing Company
                                       14
      personnel to efficiently handle increased transactional responsibilities resulting from acquisitions.

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

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Quorum

     The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on January 22, 1997. Under Wisconsin law, a majority of the votes entitled to be cast by shares entitled to vote, represented in person or by proxy, constitutes a quorum at the Annual Meeting. Abstentions and broker non-votes are counted for determining the presence or absence of a quorum. A quorum was present at the Annual Meeting, with 42,163,677 shares out of a total of 46,989,194 shares entitled to cast votes represented in person or by proxy at the meeting.

Proposal Number 1: To Elect Two Directors to Serve as Class II Directors Until the 2000 Annual Meeting of Shareholders and Until Their Respective Successors are Duly Elected and Qualified.

The shareholders voted to elect Thomas O. Hicks and Robert B. Haas to serve as Class II directors until the 2000 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:



                                      MR. HICKS    MR. HAAS
                                      ----------  ----------

                    For               42,116,885  42,116,885
                    Withheld From         46,792      46,792
                    Abstentions                0           0
                    Broker Non-Votes           0           0


Under Wisconsin law, directors are elected by a plurality of the votes cast by shares entitled to vote in the election of directors. "Plurality" means that the individuals who receive the largest number of votes are elected as directors up to the maximum number of directors to be chosen in the election. Any shares not voted, whether by withheld authority, broker non-vote or otherwise, have no effect in the election of directors except to the extent that the failure to vote for an individual results in another individual receiving a larger number of votes. Accordingly, the above referenced results indicate that each of Messrs. Hicks and Haas received a plurality of the votes cast by shares present in person or by proxy at the meeting and entitled to vote on the election of directors.

The terms of office as directors of Don H. Davis Jr., Richard W. Vieser, Kenneth F. Yontz and Joe L. Roby continued after the meeting.

Proposal Number 2: To Amend the Sybron International Corporation Senior Executive Incentive Compensation Plan.


        The shareholders voted to approve a proposal to amend the Sybron International Corporation Senior Executive Incentive Compensation Plan (the "Incentive Plan") to: (1) clarify that a participant's salary grade for purposes of calculating an award pursuant to the Incentive Plan is the participant's salary grade at the end of the plan year; and (2) limit the actual award which may be paid to any Incentive Plan participant during any plan year to a maximum of $2.8 million. The results of the vote are as follows:


                          For               41,543,201
                          Against              547,367
                          Abstentions           73,109
                          Broker Non-Votes           0


Under Wisconsin law, the affirmative vote of a majority of the votes cast thereon is required for the approval of Proposal Number 2. Because neither abstentions nor broker non-votes are considered votes cast, neither has an effect on the voting for the proposal. Accordingly, the above referenced results indicate the proposal to amend the Company's Incentive Plan received the affirmative vote of 41,543,201 shares, constituting 98.7% of the 42,090,568 votes cast thereon at the meeting.


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


                                         SYBRON INTERNATIONAL CORPORATION
                                         --------------------------------
                                         (Registrant)




Date  February 13, 1997                  /s/ Dennis Brown
-----------------------                  -------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                         (COMMISSION FILE NO. 1-11091)

                                 EXHIBIT INDEX
                                       TO
     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996


                                                     INCORPORATED
     EXHIBIT                                         HEREIN BY     FILED
     NUMBER    DESCRIPTION                           REFERENCE TO  HEREWITH

     11       Statement re Computation of Per Share                   X
              Earnings

     27       Financial Data Schedule                                 X