Form 10-Q
period 1997-03-31
SYBRON INTERNATIONAL CORP
filed 1997-05-15
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                 (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
                               ----------    ----------

Commission File Number: 1-11091

                      SYBRON INTERNATIONAL CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                 Wisconsin                                  22-2849508
      -------------------------------                  -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


411 East Wisconsin Avenue, Milwaukee, Wisconsin                53202
-----------------------------------------------        -------------------
   (Address of principal executive offices)                 (Zip Code)

                               (414) 274-6600
               -----------------------------------------------
            (Registrant's telephone number, including area code)


---------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---   ---

     At May 7, 1997 there were 47,160,983 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

              SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES



                        Index                                          Page
    -----------------------------------------------------------------  ----

    PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets, March 31, 1997 (unaudited)
     and September 30, 1996                                               2

    Consolidated Statements of Income, for the three months ended
     March 31, 1997 (unaudited) and 1996 (unaudited) and the
     six months ended March 31, 1997 (unaudited) and 1996
     (unaudited)                                                          3

    Consolidated Statements of Shareholders' Equity for the
     six months ended March 31, 1997 (unaudited) and the
     year ended September 30, 1996                                        4

    Consolidated Statements of Cash Flows, for the six months ended
     March 31, 1997 (unaudited) and 1996 (unaudited)                      5

    Notes to Unaudited Consolidated Financial Statements                  6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             8

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK    20

    PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                        20

        ITEM 2. CHANGES IN SECURITIES                                    20

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      21

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         21

    SIGNATURES                                                           22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     ASSETS

                                                                        March 31,   September 30,
                                                                          1997          1996
                                                                    --------------  -------------
                                                                       (Unaudited)
Current assets:
 Cash and cash equivalents .......................................  $       15,489  $      10,874
 Accounts receivable (less allowance for doubtful
  receivables of $2,486 and $2,429) ..............................         133,600        127,849
 Inventories (note 2) ............................................         133,634        120,317
 Deferred income taxes ...........................................          12,682         11,588
 Prepaid expenses and other current assets .......................          16,349         12,012
                                                                    --------------  -------------
    Total current assets .........................................         311,754        282,640
                                                                    --------------  -------------
Property, plant and equipment net of depreciation of $129,971
 and $123,429 ....................................................         171,830        170,151
Intangible assets ................................................         503,780        502,079
Deferred income taxes ............................................          15,917         12,563
Other assets .....................................................           4,875          7,180
                                                                    --------------  -------------
    Total assets .................................................  $    1,008,156  $     974,613
                                                                    ==============  =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ................................................  $       28,692  $      30,398
 Current portion of long-term debt ...............................          41,326         40,603
 Income taxes payable ............................................           2,556          7,636
 Accrued payroll and employee benefits ...........................          25,918         29,824
 Deferred income taxes ...........................................           4,023          2,542
 Other current liabilities .......................................          21,083         27,764
                                                                    --------------  -------------
   Total current liabilities .....................................         123,598        138,767
                                                                    --------------  -------------
Long-term debt ...................................................         506,032        481,037
Deferred income taxes ............................................          52,344         55,686
Other liabilities ................................................          12,255         16,044
Commitments and contingent liabilities:
Shareholders' equity:
 Preferred Stock, $.01 par value; authorized 20,000,000 shares                   -              -
 Common Stock, $.01 par value;  authorized 110,000,000
  shares, issued 47,151,110 and 46,924,588 shares, respectively ..             471            469
 Equity Rights; 698 rights at $1.09 per right ....................               1              1
 Additional paid-in capital ......................................         185,277        179,954
 Retained earnings ...............................................         147,998        111,845
 Cumulative foreign currency translation adjustment ..............         (19,819)        (9,189)
 Treasury common stock, 1,528 shares at cost .....................              (1)            (1)
                                                                    --------------  -------------
    Total shareholders' equity ...................................         313,927        283,079
                                                                    --------------  -------------
    Total liabilities and shareholders' equity ...................  $    1,008,156  $     974,613
                                                                    ==============  =============


See accompanying notes to unaudited consolidated financial statements.

              SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three Months Ended    Six Months Ended
                                                        March 31,             March 31,
                                                    1997       1996        1997      1996
                                                    ----       ----        ----      ----

Net sales .....................................     $185,901   $170,851  $357,397  $317,713

Cost of sales:

  Cost of product sold ........................       91,243     85,510   176,863   158,559
  Restructuring charge ........................            -      2,223         -     2,223
  Depreciation of purchase accounting
    adjustments ...............................          955        961     1,915     1,924
                                                 -----------  ---------  --------  --------

Total cost of sales ...........................       92,198     88,694   178,778   162,706
                                                 -----------  ---------  --------  --------

Gross profit ..................................       93,703     82,157   178,619   155,007

Selling, general and administrative expenses ..       44,826     42,833    89,441    81,625
Restructuring charge ..........................            -      5,307         -     5,307
Depreciation and amortization of purchase
  accounting adjustments ......................        4,857      4,840     9,620     9,567
                                                 -----------  ---------  --------  --------

Operating income ..............................       44,020     29,177    79,558    58,508
                                                 -----------  ---------  --------  --------

Other income (expense):

  Interest expense. ...........................       (9,222)    (8,495)  (18,373)  (17,265)

  Amortization of deferred financing fees .....          (70)       (72)     (142)     (143)

  Other, net ..................................         (178)        10      (330)      (84)
                                                 -----------  ---------  --------  --------

Income before income taxes ....................       34,550     20,620    60,713    41,016
Income taxes ..................................       13,800     10,080    24,560    18,754
                                                 -----------  ---------  --------  --------

Net income ....................................      $20,750    $10,540   $36,153   $22,262
                                                 ===========  =========  ========  ========

Earnings per common share .....................         $.43       $.22      $.74      $.47
                                                        ====       ====      ====      ====


See accompanying notes to unaudited consolidated financial statements.

              SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED SEPTEMBER 30, 1996
                 AND FOR THE SIX MONTHS ENDED MARCH 31, 1997
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       CUMULATIVE                  AMOUNT
                                                                         FOREIGN                 RELATED TO
                                                 ADDITIONAL             CURRENCY    TREASURY      RECORDING          TOTAL
                                 COMMON  EQUITY   PAID-IN    RETAINED  TRANSLATION   COMMON        MINIMUM       SHAREHOLDERS'
                                 STOCK   RIGHTS   CAPITAL    EARNINGS  ADJUSTMENT    STOCK    PENSION LIABILITY     EQUITY
                                 ------  ------  ----------  --------  -----------  --------  -----------------  -------------

Balance at September 30, 1995      $465      $1    $172,774  $ 54,261    $     220      $ (1)      $ (470)          $227,250
Shares issued in connection
 with the exercise of 393,722
 stock options ................       4       -       5,635         -            -         -            -              5,639
Tax benefits related to stock
 options ......................       -       -       1,545         -            -         -            -              1,545
Net income ....................       -       -           -    57,584            -         -            -             57,584
Cumulative foreign currency
 translation adjustment .......       -       -           -         -       (9,409)        -            -             (9,409)
Amount related to recording
 minimum pension liability ....       -       -           -         -            -         -          470                470
                                 ------  ------  ----------  --------  -----------  --------       ------           --------
Balance at September 30, 1996      $469      $1    $179,954  $111,845    $  (9,189)     $ (1)      $    -           $283,079
                                 ======  ======  ==========  ========  ===========  ========       ======           ========

Shares issued in connection
 with the exercise of 227,396
 stock options ................       2       -       3,642         -            -         -            -              3,644
Tax benefits related to stock
 options ......................       -       -       1,681         -            -         -            -              1,681
Net income (Unaudited) ........       -       -           -    36,153            -         -            -             36,153
Cumulative foreign currency
 translation adjustment .......       -       -           -         -      (10,630)        -            -            (10,630)
                                 ------  ------  ----------  --------  -----------  --------       ------           --------
Balance at March 31, 1997
 (Unaudited) ..................    $471      $1    $185,277  $147,998    $ (19,819)    $  (1)      $    -           $313,927
                                 ======  ======  ==========  ========  ===========  ========       ======           ========


          See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Six Months Ended
                                                                             March 31,
                                                                          1997      1996
                                                                       ---------  --------
Cash flows from operating activities:
Net income ..........................................................    $36,153   $22,262
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation .......................................................     13,761    12,754
 Amortization .......................................................      9,592     9,556
 Provision for losses on doubtful accounts ..........................        272       238
 Inventory provisions ...............................................      1,656       829
 Deferred income taxes ..............................................     (6,309)   (7,750)
Changes in assets and liabilities:
 Increase in accounts receivable ....................................     (3,550)   (2,949)
 Increase in inventories ............................................    (13,559)   (4,112)
 Increase in prepaid expenses and other current assets ..............     (5,838)   (3,572)
 Decrease in accounts payable .......................................     (3,014)   (2,234)
 Decrease in income taxes payable ...................................     (8,824)  (17,278)
 Decrease in accrued payroll and employee benefits ..................     (3,920)   (2,646)
 Increase (decrease) in restructuring reserve .......................     (1,135)    5,311
 Decrease in other current liabilities                                    (3,517)   (4,034)
 Net change in other assets and liabilities .........................     (2,364)   (4,905)
                                                                       ---------  --------
   Total adjustments ................................................    (26,749)  (20,792)
                                                                       ---------  --------
 Net cash provided by operating activities ..........................      9,404     1,470

Cash flows from investing activities:
 Capital expenditures ...............................................    (13,688)  (10,464)
 Proceeds from sales of property, plant, and equipment ..............        264       555
 Net payments for businesses acquired ...............................    (18,480)  (42,121)
                                                                       ---------  --------
 Net cash used in investing activities ..............................    (31,904)  (52,030)

Cash flows from financing activities:
 Increase in the revolving credit facility ..........................     44,600    69,400
 Principal payments on long-term debt ...............................    (18,184)  (18,316)
 Proceeds from the exercise of common stock options .................      3,644     2,985
 Other ..............................................................     (1,516)      892
                                                                       ---------  --------
 Net cash provided by financing activities ..........................     28,544    54,961

Effect of exchange rate changes on cash .............................     (1,430)     (703)

Net increase in cash and cash equivalents ...........................      4,614     3,698
Cash and cash equivalents at beginning of year ......................     10,875     9,243
                                                                       ---------  --------
Cash and cash equivalents at end of period ..........................    $15,489   $12,941
                                                                       =========  ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ...........................    $17,019   $24,787
 Cash paid during the period for income taxes .......................     29,428    22,118
 Capital lease obligations incurred .................................        818       478


     See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim period have been included. All such adjustments were of a normal recurring nature. The results for the six month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the six month period ended March 31, 1996, as originally reported, have been reclassified to conform with the six month period ended March 31, 1997 presentation.

2.   Inventories at March 31, 1997 consist of the following:



                                            (In thousands)
Raw materials                                  $62,178
Work-in-process                                 29,131
Finished goods                                  47,977
LIFO Reserve                                    (5,652)
                                              --------
                                              $133,634
                                              ========


3. On January 6, 1997, the Company's subsidiary Richard-Allan Scientific Company ("Richard-Allan") acquired the stock of Trend Scientific, Inc. ("Trend"), a manufacturer of diagnostic testing systems for microbiology laboratories. Trend's annual sales were approximately $2.5 million in 1996. Certain of Trend's operations have been consolidated with those of Richard-Allan.

     On February 7, 1997, a subsidiary of Sybron Dental Specialties, Inc. ("SDS") purchased the assets of Precision Rotary Instruments ("PRI"), a manufacturer of carbide and diamond dental burs located in Bridgewater Corners, Vermont. PRI's annual sales revenues were approximately $4.4 million in 1996. SDS plans to combine PRI's production with existing SDS operations.

     On March 31, 1997, a subsidiary of Barnstead Thermolyne Corporation ("Barnstead/Thermolyne") purchased the bench top sterilizer business of Getinge/Castle, Inc. located in Rancho Dominguez, California. Annual sales revenues of the business were approximately $10 million in 1996. Barnstead/Thermolyne plans to relocate all production activities to its existing facility in Dubuque, Iowa.

     On April 9, 1997, a subsidiary of Erie Scientific Company ("Erie") completed the acquisition of Alexon Biomedical, Inc. ("Alexon"). Located in Sunnyvale, California, Alexon manufactures diagnostic test kits for intestinal infections. Sales revenues for the year ended December 31, 1996 were approximately $5.6 million and, while Erie expects to continue with some activities in Sunnyvale, sales, marketing and some other responsibilities will be combined with the remaining operations of Trend.

     On April 25, 1997, a subsidiary of Erie acquired all outstanding partnership interests and equity interests of certain related entities of Remel Limited Partnership ("Remel"), a manufacturer and distributor of an extensive range of diagnostic products, for $121.6 million in cash, plus assumption of debt of approximately $35 million. Remel's sales revenue for the year ending September 30, 1997 is expected to be approximately $63.3 million.

     On April 30, 1997, Nalge Nunc International Corporation ("NNI") entered into a joint venture with the owner of the Japanese distributor of NNI's NUNC product line, Nippon InterMed K.K. ("NIKK"), by acquiring 75% of the outstanding stock of NIKK. The seller of the stock, Mr. Miura, retained a 25% ownership interest, and is president of the company which has been renamed Nalge Nunc International K.K. ("NNIKK"). NNIKK's sales in the first year of joint operation are expected to be approximately $10 million.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" ("EPS"). SFAS 128 replaces the requirement for a presentation of primary EPS with a presentation of basic EPS and requires presentation of both basic and diluted EPS on the face of the statement of income for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior period EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Both sales and operating income for Sybron International Corporation (the "Company") for the quarter and six month periods ended March 31, 1997 (the second quarter and year to date of fiscal 1997) grew over the corresponding prior year periods. Net sales for the quarter and year to date ended March 31, 1997 increased by 8.8% and 12.5%, respectively, over the corresponding fiscal 1996 periods. Sales growth in the second quarter of fiscal 1997 was stronger domestically than internationally, with an increase of 14.2% domestically and flat international sales compared to the corresponding 1996 period. International sales were negatively impacted by the strengthening of the U.S. dollar. If currency effects were removed from sales, the international increase would have been 5.8%. Acquisitions aided sales growth in the quarter ended March 31, 1997, accounting for $12.2 million and $0.8 million of the domestic and international sales increases, respectively. The Company's internal growth of 1.2% was negatively influenced by the strengthened U.S. dollar. Without the effects of the stronger U.S. dollar, internal growth was approximately 3.4%. Management continues to maintain an active program of growth through the development and marketing of both new products and product line extensions, as well as acquisitions. The Company completed three acquisitions in the second quarter of fiscal 1997 and three more in April 1997. (See note 3 to the unaudited consolidated financial statements).

     The results of operations of the Company reflect goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $11.6 million for the quarters ended March 31, 1997 and 1996, respectively, and $23.4 million and $22.3 million for the six months ended March 31, 1997 and 1996, respectively. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", the Company believes is the appropriate measure of the Company's ability to internally fund its liquidity requirements, amounted to $55.4 million and $48.3 million for the quarters ended March 31, 1997 and 1996, respectively, and $102.4 million and $88.1 million for the first six months of fiscal years 1997 and 1996, respectively. EBITDA represents, for any relevant period, net income plus (i) interest expense, (ii) provision for income taxes,
(iii) depreciation, (iv) amortization and (v) in fiscal 1996, the restructuring charge, described below, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

     Substantial portions of the Company's sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of the Company's international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are the translated into U.S.
dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by manufacturing costs and other expenses of foreign subsidiaries that are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, the Company's U.S. export sales may be impacted by foreign currency fluctuations to the relative value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of the U.S. dollar. From time to time, management may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, the Company is potentially exposed to earnings volatility as a result of foreign currency fluctuations.
The Company has decided not to employ foreign currency hedges at this time.

     As previously reported, on May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments ("Taylor") facility in Rochester, New York (the "Rochester Site"), a discontinued operation. According to CE's complaint, its claims are based on an asset purchase and sale agreement dated as of September 30, 1983, pursuant to which Taylor was sold to CE (the "1983 Agreement"), and an agreement between a subsidiary of the Company and CE dated August 14, 1987 (the "1987 Agreement"). The complaint alleges that under the 1983 Agreement the Company retained certain liabilities for, and indemnified CE with respect to, environmental contamination, hazards and other conditions that existed at the time of the sale of Taylor to CE, and that under the 1987 Agreement, the Company agreed to bear 70 percent of the costs thereafter incurred to clean up, remediate and remove mercury from the land and buildings at the Rochester Site. CE's complaint seeks declaratory relief and claims damages of at least $10 million with respect to expenses CE has incurred and expects to incur to remediate and remove mercury contamination from the land and buildings sold to CE at the Rochester Site. The complaint also seeks declaratory relief and claims damages in excess of $1 million with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4.2 million. The Company denies it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination, for which the Company also denies liability. The Company has provided notice of CE's claims to its third party liability insurance carriers. To date, the carriers have denied coverage.

     CE is currently attempting to negotiate a voluntary clean-up agreement with the New York Department of Environmental Conservation (the "NYDEC"), and has presented a proposal to the NYDEC which includes clean up goals and remedial approaches for mercury and Trichloroethylene ("TCE") at the Site.
CE's estimate of the costs to remediate mercury and TCE on site, assuming its proposed goals and remedies are accepted by the NYDEC, range from $4 million to $11 million. There is no assurance, however, that the NYDEC will agree to CE's proposed clean up goals or remedies for these contaminants. In any case, the Company believes CE's estimates are not reliable because contamination at the site has not been adequately characterized, and remedies adequately evaluated, to allow for meaningful cost estimates, regardless of the clean-up goals or remedies assumed. In response to CE's proposal, the NYDEC has requested that CE undertake additional investigation to further characterize the amount, location and type of contamination at the Site, and has indicated to CE that any proposed clean up plan would be considered after the additional investigation is completed. The NYDEC has also indicated to CE that it is considering listing the Rochester Site as a New York inactive hazardous waste site, and has indicated that it wants to address issues in addition to the mercury and TCE on site, including the potential for offsite impacts of mercury and TCE, the assessment of risks associated with onsite and offsite impacts, and the presence of any other contaminants on site. Accordingly, the Company cannot at this time estimate the cost of the soil and groundwater clean-up claims.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

     NET SALES. Net sales for the three months ended March 31, 1997 were $185.9 million, an increase of $15.1 million (8.8%) from net sales of $170.9 million for the corresponding three months ended March 31, 1996. Sales in the laboratory segment were $109.3 million for the three months ended March 31, 1997, an increase of 11.0% from the corresponding 1996 fiscal period.
Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $10.3 million), (ii) increased volume from sales of existing products at Erie (approximately $1.6 million),
(iii) price increases at Barnstead/Thermolyne (approximately $0.7 million) and at Nalge Nunc International (approximately $0.5 million) and (iv) increased volume from sales of new products at Barnstead/Thermolyne (approximately $0.4 million; primarily sales from its NCAT Asphalt Furnace and STERILEMAX sterilization product lines) and at Nalge Nunc International (approximately $0.3 million; primarily its line of Bio-Media packaging and safety products). Increased sales in the laboratory segment were partially offset by (i) unfavorable foreign currency impacts at Nalge Nunc International (approximately $1.0 million) and at Erie (approximately $0.6 million), (ii) reduced volume from sales of existing products at Barnstead/Thermolyne (approximately $1.1 million) and (iii) price reductions at Erie (approximately $0.3 million). In the dental segment, net sales were $76.6 million for the three months ended March 31, 1997, an increase of 5.8% from the corresponding fiscal 1996 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies (approximately $3.4 million), (ii) increased volume from sales of new products (approximately $1.8 million; primarily sales from the OPTIBOND SOLO product line and sales of CANTILEVER BITE JUMPER kits) and (iii) increased volume from sales of existing products (approximately $1.3 million). Increased sales were partially offset by unfavorable foreign currency impacts (approximately $2.3 million).

     GROSS PROFIT. Gross profit for the second quarter of fiscal 1997 was $93.7 million, an increase of 11.0% from gross profit, before the restructuring charge discussed below, of $84.4 million for the corresponding fiscal 1996 period. Gross profit in the laboratory segment was $51.1 million (46.7% of net segment sales) in the second quarter of fiscal 1997, an increase of 13.6% from gross profit, before the restructuring charge discussed below, of $45.0 million (45.7% of net segment sales) during the corresponding fiscal 1996 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $4.6 million), (ii) an improved product mix at Nalge Nunc International (approximately $1.0 million) and at Erie (approximately $0.6 million), (iii) favorable foreign currency impacts at Nalge Nunc International (approximately $0.3 million) and at Erie (approximately $0.3 million) and (iv) increased volume at Erie (approximately $0.4 million). Increased gross profit was partially offset by (i) increased material costs at Nalge Nunc International (approximately $0.4 million) and at Erie (approximately $0.2 million) and (ii) price reductions at Erie (approximately $0.2 million). In the dental segment, gross profit was $42.6 million (55.7% of net segment sales) in the second quarter of fiscal 1997, an increase of 8.1% from gross profit, before the restructuring charge discussed below, of $39.4 million (54.4% of net segment sales) during the corresponding fiscal 1996 period. Increased gross profit in the dental segment resulted primarily from (i) increased volume (approximately $2.6 million) and (ii) the effects of acquired companies (approximately $1.7 million), partially offset by unfavorable foreign currency impacts (approximately $1.1 million).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 1997 were $49.7 million (26.7% of net sales) as compared to $47.7 million (27.9% of net sales) in the corresponding fiscal 1996 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $5.6 million in the second quarter of fiscal 1997, representing a decrease of 12.3% from $6.4 million in the corresponding fiscal 1996 period. Decreases at the corporate level were primarily due to a reduction in general and administrative expense (approximately $0.5 million) and a reduction in amortization expense of certain intangible assets that became fully amortized in the prior fiscal year (approximately $0.2 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $44.1 million (23.7% of sales), representing an increase of 6.8% from $41.3 million (24.2% of sales) in the corresponding fiscal 1996 period. Increases at the subsidiary level were primarily due to (i) unfavorable foreign currency impacts (approximately $1.4 million), (ii) expenses related to newly acquired businesses (approximately $1.2 million) and (iii) increased marketing expense
(approximately $0.3 million).   Increased selling, general and administrative
expenses were partially offset by a reduction in research and development expenditures (approximately $0.4 million).

     RESTRUCTURING CHARGE. In March of 1996, the Company recorded a restructuring charge of $8.3 million ($6.1 million after-tax or $0.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions and the exiting of several product lines. Approximately $6.6 million was charged against this reserve as of March 31, 1997. At March 31, 1997, approximately $1.7 million remains to be expended and is recorded in other current liabilities. The Company expects to charge approximately $1.5 million against this reserve in fiscal 1997. Principal items included in the reserve were severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2.3 million), remaining lease payments and shut down costs on exited facilities (approximately $2.1 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2.5 million), a statutory tax penalty (approximately $0.7 million) and other related restructuring costs (approximately $0.7 million). The Company estimates that savings from this restructuring will approximate $3.8 million annually, before income taxes. The realization of most of the savings began in fiscal 1997.

     OPERATING INCOME. As a result of the foregoing, operating income was $44.0 million (23.7% of net sales) in the second quarter of fiscal 1997 compared to, before the restructuring charge discussed above, $36.7 million (21.5% of net sales) in the corresponding fiscal 1996 period. Operating income in the laboratory segment was $26.4 million (24.2% of net segment sales) in the second quarter of fiscal 1997 compared to $21.9 million (22.3% of net segment sales) in the corresponding fiscal 1996 period. Operating income in the dental segment was $17.6 million (23.0% of net segment sales) in the second quarter of fiscal 1997 compared to ,before the restructuring charge discussed above, $14.8 million (20.4% of net segment sales) in the corresponding fiscal 1996 period.

     INTEREST EXPENSE. Interest expense was $9.2 million in the second quarter of fiscal 1997 compared to $8.5 million in the corresponding fiscal 1996 period. The increase resulted from a higher debt balance primarily as a result of the Company's acquisition activity. Interest expense during the quarters ended March 31, 1997 and 1996 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

     INCOME TAXES. Taxes on income increased $3.7 million in the second quarter of fiscal 1997, primarily as a result of increased earnings.

     NET INCOME. As a result of the foregoing, the Company had net income of $20.8 million in the second quarter of fiscal 1997 compared to $10.5 million in the corresponding 1996 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization remained constant when compared to the corresponding 1996 period. Any increase during the second quarter of fiscal 1997 due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies was offset by a reduction in amortization expense of certain intangible assets that became fully amortized in the prior fiscal year.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1996

     NET SALES. Net sales for the six months ended March 31, 1997 were $357.4 million, an increase of $39.7 million (12.5%) from net sales of $317.7 million for the corresponding six months ended March 31, 1996. Sales in the laboratory segment were $210.1 million for the six months ended March 31, 1997, an increase of 14.6% from the corresponding 1996 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $24.7 million), (ii) increased volume from sales of existing products at Erie (approximately $2.6 million) and at Nalge Nunc International (approximately $0.2 million), (iii) price increases at Barnstead/Thermolyne (approximately $1.5 million) and at Nalge Nunc International (approximately $1.0 million), and (iv) increased volume from sales of new products at Barnstead/Thermolyne (approximately $0.6 million; primarily sales from its NCAT Asphalt

Furnace and STERILEMAX(TM) sterilization product lines) at Nalge Nunc International (approximately $0.6 million; primarily its line of Bio-Media packaging and safety products) and at Erie (approximately $0.4 million; primarily sales from the Daiichi line of electrophoresis devices and consumables, BURST-PAK Sequencing gels, and sales from the Standard Stain line). Increased sales in the laboratory segment were partially offset by (i) unfavorable foreign currency impacts at Nalge Nunc International (approximately $1.5 million) and at Erie (approximately $0.8 million), (ii) reduced volume from sales of existing products at Barnstead/Thermolyne (approximately $2.0 million) and (iii) reduced prices at Erie (approximately $0.3 million). In the dental segment, net sales were $147.3 million for the six months ended March 31, 1997, an increase of 9.6% from the corresponding fiscal 1996 period. Increased sales in the dental segment resulted primarily from (i) increased volume from sales of existing products (approximately $8.0 million), (ii) sales of products of acquired companies (approximately $6.3 million) and (iii) increased volume from sales of new products (approximately $2.2 million; primarily sales from the OPTIBOND SOLO product line and sales of CANTILEVER BITE JUMPER kits). Increased sales were partially offset by unfavorable foreign currency impacts (approximately $3.6 million).

     GROSS PROFIT. Gross profit for the first six months of fiscal 1997 was $178.6 million, an increase of 13.6% from gross profit, before the restructuring charge discussed below, of $157.2 million for the corresponding fiscal 1996 period. Gross profit in the laboratory segment was $96.6 million (46.0% of net segment sales) for the first six months of fiscal 1997, an increase of 15.7% from gross profit, before the restructuring charge discussed below, of $83.5 million (45.5% of net segment sales) during the corresponding fiscal 1996 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $10.6 million), (ii) an improved product mix at Nalge Nunc International (approximately $2.4 million) and (iii) increased volume at Erie (approximately $1.4 million). Increased gross profit was partially offset by (i) increased material costs at Nalge Nunc International (approximately $0.7 million) and at Erie (approximately $0.2 million) and (ii) an unfavorable product mix at Erie (approximately $0.5 million). In the dental segment, gross profit was $82.0 million (55.7% of net segment sales) for the first six months of fiscal 1997, an increase of 11.2% from gross profit, before the restructuring charge discussed below, of $73.8 million (54.9% of net segment sales) during the corresponding fiscal 1996 period. Increased gross profit in the dental segment resulted primarily from (i) increased volume (approximately $7.0 million) and
(ii) the effects of acquired companies (approximately $3.2 million), partially offset by unfavorable foreign currency impacts (approximately $2.0 million).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of fiscal 1997 were $99.1 million (27.7% of net sales) as compared to $91.2 million (28.7% of net sales) in the corresponding fiscal 1996 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $11.2 million for the first six months of fiscal 1997, representing a decrease of 5.8% from $11.9 million in the corresponding fiscal 1996 period. Decreases at the corporate level were primarily due to a reduction in general and administrative expense (approximately $0.2 million) and a reduction in amortization expense of certain intangible assets that became fully amortized in the prior fiscal year (approximately $0.5 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $87.8 million (24.6% of sales), representing an increase of 10.8% from $79.3 million (24.9% of sales) in the corresponding fiscal 1996 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $3.7 million), (ii) increased marketing expense (approximately $2.8 million), (iii) unfavorable foreign currency impacts (approximately $0.8 million), (iv) increased amortization of intangible assets as a result of acquisitions (approximately $0.5 million), (v) increased general and administrative expense (approximately $0.4 million) and (vi) increased research and development expenses (approximately $0.3 million).

     RESTRUCTURING CHARGE. In March of 1996, the Company recorded a restructuring charge of $8.3 million ($6.1 million after-tax or $0.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions and the exiting of several product lines. Approximately $6.6 million was charged against this reserve as of March 31, 1997. At March 31, 1997, approximately $1.7 million remains to be expended and is recorded in other current liabilities. The Company expects to charge approximately $1.5 million against this reserve in fiscal 1997. Principal items included in the reserve were severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2.3 million), remaining lease payments and shut down costs on exited facilities (approximately $2.1 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2.5 million), a statutory tax penalty (approximately $0.7 million) and other related restructuring costs (approximately $0.7 million). The Company estimates that savings from this restructuring will approximate $3.8 million annually, before income taxes. The realization of most of the savings began in fiscal 1997.

     OPERATING INCOME. As a result of the foregoing, operating income was $79.6 million (22.3% of net sales) for the first six months of fiscal 1997 compared to, before the restructuring charge discussed above, $66.0 million (20.8% of net sales) in the corresponding fiscal 1996 period. Operating income in the laboratory segment was $47.6 million (22.7% of net segment sales) for the first six months of fiscal 1997 compared to, before the restructuring charge discussed above, $39.4 million (21.5% of net segment sales) in the corresponding fiscal 1996 period. Operating income in the dental segment was $31.9 million (21.7% of net segment sales) for the first six months of fiscal 1997 compared to, before the restructuring charge discussed above, $26.6 million (19.8% of net segment sales) in the corresponding fiscal 1996 period.

     INTEREST EXPENSE. Interest expense was $18.4 million for the first six months of fiscal 1997 compared to $17.3 million in the corresponding fiscal 1996 period. The increase resulted from a higher debt balance primarily as a result of the Company's acquisition activity. Interest expense during the six month periods ended March 31, 1997 and 1996 included additional non-cash interest expense of $0.6 million resulting from the adoption of SFAS No. 106.

     INCOME TAXES. Taxes on income increased $5.8 million for the first six months of fiscal 1997, primarily as a result of increased earnings.

     NET INCOME. As a result of the foregoing, the Company had net income of $36.2 million for the first six months of fiscal 1997 compared to $22.3 million in the corresponding 1996 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased by $1.0 million (4.7%) for the first six months of fiscal 1997 when compared to the corresponding fiscal 1996 period. This increase is primarily due to increased amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies offset by a reduction in amortization expense of certain intangible assets that became fully amortized in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the leveraged buyout in 1987 of a company known at the time as Sybron Corporation (the "Acquisition"), subsequent adoption of SFAS 109 and the acquisitions completed since 1987, the Company increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Also, as a result of the permanent financing effected in August 1988 for the Acquisition, the Company incurred approximately $372 million of debt. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by $8.7 million and $12.4 million in the three and six months ended March 31, 1997, respectively, as a result of acquisitions. The Company believes, therefore, that EBITDA represents the more appropriate measure of the Company's ability to internally fund its capital requirements.

     The Company's capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and its subsequent refinancings, the Company's working capital needs, primarily related to inventory and accounts receivable, the Company's capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of the Company's acquisition strategy, the periodic expansion of physical facilities and, in the short term, payments related to the restructuring charge (as described above). In addition, in the event the Company should be held liable for CE's claims in the CE Litigation (described above), liability for which the Company denies, the Company could require capital to satisfy such liabilities, depending upon their magnitude. With respect to the restructuring charge, as of March 31, 1997, the Company has paid approximately $4.1 million and charged an additional $2.5 million to inventory and fixed assets. The Company intends to expend an additional $1.5 million by the end of fiscal 1997 and $0.2 million over the remaining terms of exited facilities leases and severance agreements. With respect to acquisitions, it is currently the Company's intent to continue to pursue its acquisition strategy. If acquisitions continue at the Company's historical pace, the Company may require financing beyond the capacity of its Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

     The statement contained in the immediately preceding paragraph concerning the Company's intent to continue to pursue its acquisition strategy is a forward-looking statement. The Company's ability to continue its acquisition strategy is subject to a number of uncertainties, including, but not limited to, its ability to raise capital beyond the capacity of its Credit Facilities and the availability of suitable acquisitions candidates at reasonable prices. See "Cautionary Factors" below.

     On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (as amended from time to time, the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, the Company and its subsidiaries borrowed $300 million under the Term Loan Facility and approximately $122.5 million was borrowed under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under the Company's previous credit facilities (the "Previous Credit Facilities")). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under the Company's Previous Credit Facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the first amendment to the Credit Agreement, the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option to the Company in setting interest rates. On April 25, 1997, the Company entered into a second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment is an expansion of the Credit Facilities. The Term Loan Facility was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300 million to $600 million. On April 25, 1997, the Company borrowed a total of $622.9 million under the Credit Facilities. The proceeds were used to repay $466.4 million of previously existing LIBOR (as defined below) and ABR loans (as defined below) (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156.6 million with respect to the purchase of Remel which includes both the purchase price and payment of assumed debt. The $72 million of CAF (as defined below) borrowings remained in place. On April 25, 1997 the Company had approximately $205.0 million available under the Credit Facilities.

     Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) are anticipated to be the Company's largest use of funds in the future. The Credit Facilities provide for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate ("ABR"), (ii) the federal funds rate plus 1/2 of 1%, and
(iii) the base CD rate plus 1%, or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the level of certain financial ratios, or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). In both the second quarter and year to date of fiscal 1997, the average interest rates on the Term Loan Facility (inclusive of the swap agreements described below) was 6.2% and the average interest rate on the Revolving Credit Facility for both the quarter and year to date ended March 31, 1997 was 6.3%.

     As a result of the terms of the Credit Agreement and the agreement governing the Previous Credit Facilities, the Company is sensitive to a rise in interest rates. In order to reduce its sensitivity to interest rate increases, prior to December 31, 1996 the Company entered into five interest rate swap agreements, aggregating a notional amount of $250 million, to hedge against a rise in interest rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During the second quarter of fiscal 1997, the LIBOR Margin was
 .75%.  The swap agreement rates and durations are as follows:


                                              SWAP AGREEMENT         SWAP AGREEMENT
EXPIRATION DATE        NOTIONAL AMOUNT              DATE                  RATE
---------------------  ---------------------  ---------------------  --------------

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


On May 7, 1997 the Company entered into a sixth swap agreement:

May 7, 2001 .........     $75 million         May 7, 1997               6.5875%


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

     As set forth above, after the Second Amendment, the Revolving Credit Facility will provide up to $600 million in available credit. As of April 30, 1997, there was $202.2 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, as restored to $300 million by the Second Amendment, on July 31, 1997 the Company will begin to repay principal in 21 consecutive quarterly installments. Annual payments are due as follows: $8.75 million in fiscal 1997; $35 million, $36.25 million, $42.5 million, $53.75 million, and $123.75 million in fiscal years 1998 through 2002, respectively.

     The Credit Agreement contains numerous financial and operating covenants, including, among other things, restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to incur indebtedness or to create or permit liens or to pay cash dividends in excess of $50.0 million plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after June 30, 1995, less any dividends paid after June 22, 1994; and limitations on incurrence of additional indebtedness. The Credit Agreement permits the Company to make acquisitions provided the Company continues to satisfy all financial covenants upon any such acquisition. The ability of the Company to meet its debt service requirements and to comply with such covenants is dependent upon the Company's future performance, which is subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control. The Second Amendment deleted from the Credit Agreement certain restrictions on the Company's ability to make capital expenditures formerly contained therein.

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

        - The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling claims.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.


                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        The following information should be read in conjunction with Item 3, "Legal Proceedings", in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

        See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" herein for additional information regarding the CE litigation, which information is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

     Information concerning the Company's Amended and Restated Credit Agreement, dated as of July 31, 1995, with Chemical Bank and other lenders, as amended by the First Amendment thereto, dated as of July 9, 1996, and the Second Amendment thereto dated as of April 25, 1997, including the financial and operating covenants contained therein (which, among other things, place limitations upon the payment of dividends), is incorporated in response to this item by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 2 of Part I hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Information concerning the Company's Annual Meeting of Shareholders held on January 22, 1997 has been previously reported in Item 4, "Submission of Matters to a Vote of Security Holders", in Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS:

            See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

      (b)  REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the quarter for which this report is filed. However, a Form 8-K dated April 25, 1997, was filed on May 12, 1997, describing in Item 2 thereof the completion of the acquisition by the Company of Remel Limited Partnership.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SYBRON INTERNATIONAL CORPORATION
                                  --------------------------------
                                  (Registrant)




Date  May 15, 1997                /s/ Dennis Brown
      ------------------          -------------------------------
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

                       SYBRON INTERNATIONAL CORPORATION
                              (THE "REGISTRANT")
                        (COMMISSION FILE NO. 1-11091)

                                EXHIBIT INDEX
                                      TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                                                   INCORPORATED
EXHIBIT                                            HEREIN BY             FILED
NUMBER    DESCRIPTION                              REFERENCE TO          HEREWITH

 2.1      Purchase Agreement, dated as of          Exhibit 2.1 to the
          March 14, 1997 (the "Purchase            Registrant's Current
          Agreement"), by and among the            Report on Form 8-K
          owners of the partnership interests      dated April 25, 1997
          in Remel Limited Partnership             (the "4/25/97 8-K")
          ("Remel"), Remel Acquisition Co.
          ("Buyer"), Riverside Partners, Inc.
          and the other parties identified
          therein, relating to the purchase by
          Buyer of all of the partnership
          interests, limited liability company
          interests and capital stock of Remel
          and the other entities whose
          businesses were acquired by Buyer
          pursuant to the Purchase Agreement
          (including the Registrant's guaranty
          of the obligations of Buyer under
          the Purchase Agreement).

 2.2      Escrow Agreement dated  as of April 25,  Exhibit 2.2 to the
          1997 by and among Riverside              4/25/97 8-K
          Partners, Inc., Remel Acquisition Co.
          and State Street Bank and Trust
          Company, as escrow agent.

 4.1      Second Amended and Restated              Exhibit 4.1 to the
          Credit Agreement, dated as of            4/25/97 8-K
          April 25, 1997, constituting the
          Second Amendment to the Amended
          and Restated Credit Agreement, dated
          as of July 31, 1995 (as amended,
          supplemented or otherwise modified
          from time to time, the "Credit
          Agreement"), among the Registrant
          and certain of its subsidiaries, the
          several Lenders from time to time
          parties thereto, Chase Securities Inc.,
          as Arranger, and The Chase Manhattan
          Bank, as Administrative Agent for the
          Lenders.


                                                   INCORPORATED
EXHIBIT                                            HEREIN BY                      FILED
NUMBER    DESCRIPTION                              REFERENCE TO                HEREWITH
 4.2      Form of Revolving Credit Note,           Exhibit 4.2 to the
          dated as of April 25, 1997, executed     4/25/97 8-K
          pursuant to the Credit Agreement.

 4.3      Form of Term Note, dated as of           Exhibit 4.3 to the
          April 25, 1997, executed pursuant        4/25/97 8-K
          to the Credit Agreement.

 4.4      Form of Swing Line Note, dated           Exhibit 4.4 to the
          as of April 25, 1997, executed           4/25/97 8-K
          pursuant to the Credit Agreement.

 4.5      Form of CAF Advance Note,                Exhibit 4.5 to the
          dated as of April 25, 1997, executed     4/25/97 8-K
          pursuant to the Credit Agreement.

 4.6      Form of Second Amended and               Exhibit 4.6 to the
          Restated Parent Pledge Agreement,        4/25/97 8-K
          dated as of April 25, 1997, executed
          pursuant to the Credit Agreement.

 4.7      Form of Second Amended and               Exhibit 4.7 to the
          Restated Subsidiaries Guarantee,         4/25/97 8-K
          dated as of April 25, 1997, executed
          pursuant to the Credit Agreement.

 4.8      Form of Second Amended and               Exhibit 4.8 to the
          Restated Subsidiaries Pledge             4/25/97 8-K
          Agreement, dated as of April 25,
          1997, executed pursuant to the
          Credit Agreement.

11        Statement re Computation of Per Share                                X
          Earnings

27        Financial Data Schedule                                              X