Form 10-Q
period 1997-06-30
SYBRON INTERNATIONAL CORP
filed 1997-08-14
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                 (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                to
                               -------------      -------------
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


----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes X   No
                                                                    ---    ---
     At August 7, 1997 there were 48,058,803 shares of the Registrant's
Common Stock, par value $0.01 per share, outstanding.

              SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES



                        Index                                           Page
    ------------------------------------------------------------------  ----

    PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets, June 30, 1997 (unaudited)
     and September 30, 1996                                                2

    Consolidated Statements of Income, for the three months ended
     June 30, 1997 (unaudited) and 1996 (unaudited) and the
     nine months ended June 30, 1997 (unaudited) and 1996
     (unaudited)                                                           3

    Consolidated Statements of Shareholders' Equity for the
     nine months ended June 30, 1997 (unaudited) and the
     year ended September 30, 1996                                         4

    Consolidated Statements of Cash Flows, for the nine months ended
     June 30, 1997 (unaudited) and 1996 (unaudited)                        5

    Notes to Unaudited Consolidated Financial Statements                   6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            9

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    21

    PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                         21

        ITEM 2. CHANGES IN SECURITIES                                     21

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          22

    SIGNATURES                                                            23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     ASSETS
                                                                            June 30,      September 30,
                                                                              1997            1996
                                                                           -----------    -------------
                                                                           (Unaudited)
Current assets:
 Cash and cash equivalents .......................................          $   16,091       $ 10,874
 Accounts receivable (less allowance for doubtful
  receivables of $2,765 and $2,429) ..............................             157,733        127,849
 Inventories (note 2) ............................................             151,061        120,317
 Deferred income taxes ...........................................              14,544         11,588
 Prepaid expenses and other current assets .......................              18,982         12,012
                                                                            ----------       --------
    Total current assets .........................................             358,411        282,640
                                                                            ----------       --------
Property, plant and equipment net of depreciation of $144,157
 and $123,429 ....................................................             186,542        170,151
Intangible assets ................................................             650,009        502,079
Deferred income taxes ............................................              16,342         12,563
Other assets .....................................................               5,453          7,180
                                                                            ----------       --------
    Total assets .................................................          $1,216,757       $974,613
                                                                            ==========       ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ................................................          $   35,633       $ 30,398
 Current portion of long-term debt ...............................              42,437         40,603
 Income taxes payable ............................................               9,181          7,636
 Accrued payroll and employee benefits ...........................              32,779         29,824
 Deferred income taxes ...........................................               4,378          2,542
 Other current liabilities .......................................              25,948         27,764
                                                                            ----------       --------
   Total current liabilities .....................................             150,356        138,767
                                                                            ----------       --------
Long-term debt ...................................................             668,091        481,037
Deferred income taxes ............................................              51,589         55,686
Other liabilities ................................................               9,716         16,044
Commitments and contingent liabilities:
Shareholders' equity:
 Preferred Stock, $.01 par value; authorized 20,000,000 shares                       -              -
 Common Stock, $.01 par value;  authorized 110,000,000
  shares, issued 47,737,601 and 46,924,588 shares, respectively ..                 477            469
 Equity Rights; 698 rights at $1.09 per right ....................                   1              1
 Additional paid-in capital ......................................             186,368        179,954
 Retained earnings ...............................................             171,203        111,845
 Cumulative foreign currency translation adjustment ..............             (21,043)        (9,189)
 Treasury common stock, 1,528 shares at cost .....................                  (1)            (1)
                                                                            ----------       --------
    Total shareholders' equity ...................................             337,005        283,079
                                                                            ----------       --------
    Total liabilities and shareholders' equity ...................          $1,216,757       $974,613
                                                                            ==========       ========


See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Three Months Ended     Nine Months Ended
                                                             June 30,               June 30,
                                                         1997       1996        1997       1996
                                                      ----------  ----------  ---------  ---------

Net sales ..........................................  $  209,764  $  171,096  $ 571,676  $ 488,809
Cost of sales:
  Cost of product sold .............................     101,203      84,657    280,588    243,216
  Restructuring charge .............................           -           -          -      2,223
  Depreciation of purchase accounting
    adjustments ....................................         954         961      2,869      2,885
                                                      ----------  ----------  ---------  ---------

Total cost of sales ................................     102,157      85,618    283,457    248,324
                                                      ----------  ----------  ---------  ---------

Gross profit .......................................     107,607      85,478    288,219    240,485

Selling, general and administrative expenses .......      53,242      42,571    143,832    124,196
Restructuring charge ...............................           -           -          -      5,307
  Depreciation and amortization of purchase
  accounting adjustments ...........................       6,177       4,858     15,797     14,425
                                                      ----------  ----------  ---------  ---------

Operating income ...................................      48,188      38,049    128,590     96,557
                                                      ----------  ----------  ---------  ---------

Other income (expense):

  Interest expense. ................................     (11,960)     (8,771)   (30,333)   (26,036)
  Amortization of deferred financing fees ..........         (58)        (71)      (200)      (214)
  Other, net .......................................         (49)       (102)      (351)      (186)
                                                      ----------  ----------  ---------  ---------

Income before income taxes and extraordinary
  item .............................................      36,121      29,105     97,706     70,121

Income taxes .......................................      14,331      12,000     38,891     30,754
                                                      ----------  ----------  ---------  ---------

Income before extraordinary item ...................      21,790      17,105     58,815     39,367

Extraordinary item - Write-off of unamortized
  deferred  financing fees (net of income tax benefits
  of $413) .........................................        (673)          -       (673)         -
                                                      ----------  ----------  ---------  ---------

Net income .........................................  $   21,117  $   17,105  $  58,142  $  39,367
                                                      ==========  ==========  =========  =========

Earnings per common share:
  Income before extraordinary item .................        $.44        $.36      $1.19       $.82
  Extraordinary item ...............................        (.01)          -       (.01)         -
                                                      ----------  ----------  ---------  ---------
  Net Income .......................................        $.43        $.36      $1.18       $.82
                                                      ==========  ==========  =========  =========


See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 1996
                  AND FOR THE NINE MONTHS ENDED JUNE 30, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             CUMULATIVE                  AMOUNT
                                                                               FOREIGN                 RELATED TO
                                                       ADDITIONAL             CURRENCY    TREASURY      RECORDING          TOTAL
                                       COMMON  EQUITY   PAID-IN    RETAINED  TRANSLATION   COMMON        MINIMUM       SHAREHOLDERS'
                                       STOCK   RIGHTS   CAPITAL    EARNINGS  ADJUSTMENT    STOCK    PENSION LIABILITY     EQUITY
                                       ------  ------  ----------  --------  -----------  --------  -----------------  -------------

Balance at  September  30, 1995          $465    $1     $172,774   $54,261    $     220    $ (1)         $(470)          $227,250
Shares issued in connection with
 the exercise of 393,722 stock options      4     -        5,635         -            -       -              -              5,639
Tax benefits related to stock
 options .............................      -     -        1,545         -            -       -              -              1,545
Net income ...........................      -     -            -    57,584            -       -              -             57,584
Cumulative foreign currency
 translation adjustment ..............      -     -            -         -       (9,409)      -              -             (9,409)
Amount related to recording
 minimum pension liability ...........      -     -            -         -            -       -            470                470
                                         ----  ----     --------  --------    ---------    ----          -----           --------
Balance at September 30, 1996            $469    $1     $179,954  $111,845    $  (9,189)   $ (1)         $   -           $283,079
                                         ====  ====     ========  ========    =========    ====          =====           ========

Shares issued in connection
 with the exercise of 289,395
 stock options .......................      3     -        4,738         -            -       -              -              4,741
Tax benefits related to stock
options ..............................      -     -        1,681         -            -       -              -              1,681
Shares issued in connection with
National Scientific
 Company transaction .................      5     -           (5)    2,818            -       -              -              2,818
Dividends paid by National
 Scientific Company prior to
 completion of the transaction .......      -     -            -    (1,602)           -       -              -             (1,602)
Net income (Unaudited) ...............      -     -            -    58,142            -       -              -             58,142
Cumulative foreign currency
 translation adjustment ..............      -     -            -         -      (11,854)      -              -            (11,854)
                                         ----  ----     --------  --------    ---------    ----          -----           --------
Balance at June 30, 1997
 (Unaudited) .........................   $477    $1     $186,368  $171,203    $ (21,043)   $ (1)         $   -           $337,005
                                         ====  ====     ========  ========    =========    ====          =====           ========

     See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Nine Months Ended
                                                                             June 30,
                                                                          1997       1996
                                                                       ---------  ---------
Cash flows from operating activities:
Net income ..........................................................  $  58,142  $  39,367
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation .......................................................     20,679     18,889
 Amortization .......................................................     15,763     14,412
 Provision for losses on doubtful accounts ..........................        298        361
 Inventory provisions ...............................................      1,672      1,582
 Deferred income taxes ..............................................     (8,996)    (9,572)
 Extraordinary item .................................................        673          -
Changes in assets and liabilities:
 Increase in accounts receivable ....................................    (18,976)    (4,235)
 Increase in inventories ............................................    (21,670)    (8,107)
 Increase in prepaid expenses and other current assets ..............     (6,075)    (2,753)
 (Decrease) increase in accounts payable ............................      2,988     (1,058)
 Decrease in income taxes payable ...................................     (3,500)   (15,975)
 (Decrease) increase in accrued payroll and employee benefits .......        (31)       566
 Decrease in other current liabilities                                    (4,885)    (2,954)
 Net change in other assets and liabilities .........................      8,995       (452)
                                                                       ---------  ---------
   Total adjustments ................................................    (13,065)    (9,296)
                                                                       ---------  ---------
 Net cash provided by operating activities ..........................     45,077     30,071

Cash flows from investing activities:
 Capital expenditures ...............................................    (22,327)   (18,852)
 Proceeds from sales of property, plant, and equipment ..............        307      3,618
 Net payments for businesses acquired ...............................   (207,149)   (43,369)
                                                                       ---------  ---------
   Net cash used in investing activities ............................   (229,169)   (58,603)

   Cash flows from financing activities:
   Increase in the revolving credit facility ........................    154,900     52,800
   Proceeds from long-term debt .....................................     53,087          -
   Principal payments on long-term debt .............................    (18,309)   (26,624)
   Refinancing costs ................................................     (1,188)         -
   Proceeds from the exercise of common stock options ...............      4,741      4,938
   Other ............................................................     (1,894)         -
                                                                       ---------  ---------
   Net cash provided by financing activities ........................    191,337     31,114

   Effect of exchange rate changes on cash ..........................     (2,028)    (1,249)
   Net increase in cash and cash equivalents ........................      5,217      1,333
   Cash and cash equivalents at beginning of year ...................     10,874      9,243
                                                                       ---------  ---------
   Cash and cash equivalents at end of period .......................  $  16,091  $  10,576
                                                                       =========  =========

   Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .........................  $  29,492  $  33,007
   Cash paid during the period for income taxes .....................     40,521     32,244
   Capital lease obligations incurred ...............................      1,104        879


     See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim period have been included. All such adjustments were of a normal recurring nature. The results for the nine month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the nine month period ended June 30, 1996, as originally reported, have been reclassified to conform with the nine month period ended June 30, 1997 presentation.

2.   Inventories at June 30, 1997 consist of the following:



                         (In thousands)
     Raw materials          $ 81,981
     Work-in-process          27,581
     Finished goods           46,577
     LIFO Reserve             (5,078)
                            --------
                            $151,061
                            ========

3.   The following acquisitions were completed since March 31, 1997:

     (a) On April 9, 1997, a subsidiary of Erie Scientific Company ("Erie") completed the acquisition of Alexon Biomedical, Inc. ("Alexon"). Alexon is a manufacturer of diagnostic test kits for intestinal infections. Annual sales revenues of Alexon are approximately $10 million. Erie has combined the sales and marketing activities of Alexon with those of Trend Scientific, Inc., acquired by Erie on January 6, 1997, and is in the process of consolidating Alexon's manufacturing operations with Trend's.

     (b) On April 25, 1997, Remel, Inc. ("Remel"), a subsidiary of Erie, acquired all outstanding partnership interests, and equity interests of certain related entities, of Remel Limited Partnership, a manufacturer and distributor of an extensive range of diagnostic products, for $121.6 million in cash, plus assumption of debt of approximately $35 million. Remel's sales revenues for the year ending September 30, 1997, are expected to be approximately $63.3 million.

     (c)  On April 30, 1997, Nalge Nunc International Corporation ("Nalge
          Nunc International") entered into a joint venture with the owner of the Japanese distributor of NNI's NUNC(R) product line, Nippon InterMed K.K. ("NIKK"), by acquiring 75% of the outstanding stock of NIKK. The seller of the stock, Mr. Miura, retained a 25% ownership interest, and is President of the company which has been renamed Nalge Nunc International K.K. ("NNIKK"). NNIKK's sales in the first year of joint operation are expected to be approximately $10 million.

     (d) On May 23, 1997, Sybron International Corporation (the "Company") completed the merger of National Scientific Company ("National") with a subsidiary of the Company formed for this purpose (the "Merger") and a related purchase of real estate used in National's operations. National is a manufacturer of supplies for the laboratory industry with an extensive line of autosampler vials, seals and accessories for chromatography analysis. National's annual sales are approximately $10 million.

          Under the terms of the merger agreement and the related real estate purchase agreement, National shareholders received 523,618 shares of the Company's common stock (valued at approximately $18.1 million based on the Company's closing price on May 23, 1997) for all of the outstanding shares of National and the purchased real estate.

          The Merger was structured as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information, beginning October 1, 1996, has been restated to include National's financial results. The results of National prior to fiscal 1997 were considered immaterial to the Company and are not included in the accompanying 1996 presentation.

          Results of the Company and National before and after giving effect to the Merger are as follows:


                                              Three Months Ended   Nine Months Ended
                                                 June 30, 1997      June 30, 1997
                                                 -------------      -------------
                                                          (In thousands)
          Total net sales:

          The Company                               $208,697          $565,557
          National                                     1,067             6,119
                                                    --------          --------
          The Company, giving effect to the Merger  $209,764          $571,676
                                                    ========          ========

          Net income:

          The Company                               $ 20,999          $ 57,585
          National (i)                                   118               557
                                                    --------          --------
          The Company, giving effect to the Merger  $ 21,117          $ 58,142
                                                    ========          ========


          (i) Prior to the Merger, National was an S corporation and therefore, income tax expense was not reflected in its historical net income. Proforma adjustments to net income of $78 thousand and $371 thousand are reflected in the three and nine month periods ended June 30, 1997, respectively.


          (e) On June 16, 1997, a subsidiary of Erie, CASCO Standards, Inc. ("CASCO") completed the acquisition of the assets of Drug Screening Systems, Inc. ("DSSI"), a manufacturer of on-site drug screening products based in Blackwood, New Jersey. The business and related assets have been transferred to CASCO's Portland, Maine facilities for consolidation with existing capabilities. Annual sales revenues at DSSI are approximately $2 million.


     (f)  On July 1, 1997, Remel completed the acquisition of
          Carr-Scarborough Microbiologicals, Inc. ("CSM"). CSM is a manufacturer of high-quality medical diagnostic products used to detect bacteria and fungi involved in infections. CSM's annual revenues are approximately $9 million. CSM will be consolidated into Remel's existing facilities.

     (g) On July 21, 1997, New England Reagent Laboratory, Inc. ("NERL"), a subsidiary of Erie, acquired the assets of Integrated Separation Systems ("ISS"), a manufacturer of electrophoresis gels, reagents, equipment and related accessories. The business and related assets will be relocated to an existing NERL facility. ISS's annual sales are approximately $2.3 million.

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

5. On April 25, 1997, the Company entered into a second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment is an expansion of the Credit Facilities (as defined later herein). The Term Loan Facility (as defined later herein) was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility (as defined later herein) was expanded from $300 million to $600 million. On April 25, 1997, the Company borrowed a total of $622.9 million under the Credit Facilities. The proceeds were used to repay $466.3 million of previously existing LIBOR (as defined later herein) and ABR loans (as defined later herein) (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156.6 million with respect to the purchase of Remel which includes both the purchase price and payment of assumed debt. The $72 million of CAF (as defined later herein) borrowings remained in place. In connection with the Second Amendment, the Company wrote off previously incurred deferred financing fees, net of tax, of $673 thousand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Both sales and operating income for the Company for the quarter and nine month periods ended June 30, 1997 (the third quarter and year to date of fiscal 1997, respectively) grew over the corresponding prior year periods. Net sales for the quarter and year to date ended June 30, 1997 increased by 22.6% and 17.0%, respectively, over the corresponding fiscal 1996 periods. Sales growth in the third quarter of fiscal 1997 was strong both domestically and internationally with increases of 30.4% and 9.1%, respectively, over the 1996 period. International sales were negatively impacted by the strengthening of the U.S. dollar. If currency effects were removed from sales, the international increase would have been 15.4%. Acquisitions aided sales growth in the quarter ended June 30, 1997, accounting for $27.6 million and $4.3 million of the domestic and international sales increases, respectively. The Company's internal growth was 4.0%, negatively influenced by the strengthened U.S. dollar. Without currency effects, internal growth was approximately 6.3%. Management continues to maintain an active program of developing and marketing both new products and product line extensions, as well as growth through acquisitions. The Company completed five acquisitions in the third quarter of fiscal 1997 and two more in July 1997. (See note 3 of the Notes to the Unaudited Consolidated Financial Statements).

     The results of operations of the Company reflect goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $13.1 million and $11.0 million for the quarters ended June 30, 1997 and 1996, respectively, and $36.4 million and $33.3 million for the nine months ended June 30, 1997 and 1996, respectively. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", the Company believes is the appropriate measure of the Company's ability to internally fund its liquidity requirements, amounted to $61.2 million and $48.9 million for the quarters ended June 30, 1997 and 1996, respectively, and $164.5 million and $137.7 million for the first nine months of fiscal years 1997 and 1996, respectively. EBITDA represents, for any relevant period, net income before the extraordinary item plus (i) interest expense, (ii) provision for income taxes, (iii) depreciation,
(iv) amortization and (v) in fiscal 1996, the restructuring charge described below, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

     Substantial portions of the Company's sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of the Company's international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, the Company's U.S. export sales may be impacted by foreign currency fluctuations to the relative value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of the U.S. dollar. From time to time, management may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, the Company is exposed to earnings volatility as a result of foreign currency fluctuations. The Company has decided not to employ foreign currency hedges at this time.

     As previously reported, on May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments ("Taylor") facility in Rochester, New York (the "Rochester Site" or "Site"), a discontinued operation. According to CE's complaint, its claims are based on an asset purchase and sale agreement dated as of September 30, 1983, pursuant to which Taylor was sold to CE (the "1983 Agreement"), and an agreement between a subsidiary of the Company and CE dated August 14, 1987 (the "1987 Agreement"). The complaint alleges that under the 1983 Agreement the Company retained certain liabilities for, and indemnified CE with respect to, environmental contamination, hazards and other conditions that existed at the time of the sale of Taylor to CE, and that under the 1987 Agreement, the Company agreed to bear 70 percent of the costs thereafter incurred to clean up, remediate and remove mercury from the land and buildings at the Rochester Site. CE's complaint seeks declaratory relief and claims damages of at least $10 million with respect to expenses CE has incurred and expects to incur to remediate and remove mercury contamination from the land and buildings sold to CE at the Rochester Site. The complaint also seeks declaratory relief and claims damages in access of $1 million with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4.2 million. The Company denies it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination, for which the Company also denies liability. The Company has provided notice of CE's claims to its third party liability insurance carriers. To date, the carriers have denied coverage.

     CE is currently negotiating a voluntary clean-up agreement ("VCA") with the New York Department of Environmental Conservation (the "NYDEC"), pursuant to which CE will undertake additional investigation to further characterize the amount, location and type of onsite and offsite contamination relating to the Site. It is anticipated that, upon completion of the investigation, CE and NYDEC will negotiate clean up goals which according to the VCA is to be done by November 30, 1997, for onsite contamination, and by January 31, 1998 for offsite contamination. Also according to the VCA, CE will submit an approved remedial work plan to the NYDEC by March 1, 1998. Previously CE presented a proposal to the NYDEC which included clean up goals and remedial approaches for mercury and Trichloroethylene ("TCE") at the Site. The NYDEC responded by stating it needed additional investigations performed before it would comment on CE's proposed cleanup goals. Although the investigation under the

VCA will include testing to further characterize mercury and TCE contamination at the Site, it will also address other types of potential contamination. Because contamination with respect to the Site has not been adequately characterized, and potential remedies cannot at this point be adequately evaluated, the Company cannot estimate the cost of the soil and groundwater clean-up claims.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

     NET SALES. Net sales for the three months ended June 30, 1997 were $209.8 million, an increase of $38.7 million (22.6%) from net sales of $171.1 million for the corresponding three months ended June 30, 1996. Sales in the laboratory segment were $132.7 million for the three months ended June 30, 1997, an increase of 31.0% from the corresponding 1996 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $29.2 million), (ii) increased volume from sales of new products at Erie (approximately $1.2 million; primarily sales from the Daiichi line of electrophoresis devices and consumables, BURST-PAK(TM) Sequencing gels, and sales from the Standard Stain line), at Barnstead Thermolyne Corporation ("Barnstead/Thermolyne") (approximately $1.1 million; primarily sales from its NCAT Asphalt Furnace and STERILEMAX(TM) line of sterilization products) and at Nalge Nunc International (approximately $0.2 million; primarily sales from its line of Bio-Media packaging and safety products), (iii) increased volume from sales of existing products at Nalge Nunc International (approximately $2.8 million), and (iv) price increases at Barnstead/Thermolyne (approximately $0.8 million), at Erie (approximately $0.7 million) and at Nalge Nunc International (approximately $0.3 million).
Increased sales in the laboratory segment were partially offset by (i) reduced volume from sales of existing products at Barnstead/Thermolyne (approximately $2.3 million) and at Erie (approximately $0.5 million) and (ii) unfavorable foreign currency impacts at Erie (approximately $1.3 million) and at Nalge Nunc International (approximately $0.9 million). In the dental segment, net sales were $77.0 million for the three months ended June 30, 1997, an increase of 10.4% from the corresponding fiscal 1996 period. Increased sales in the dental segment resulted primarily from (i) increased volume from sales of existing products (approximately $4.8 million), (ii) sales of products of acquired companies (approximately $2.9 million), and (iii) increased volume from sales of new products (approximately $2.0 million; primarily sales from the OPTIBOND SOLO(TM) product line and sales of CANTILEVER BITE JUMPER(TM) kits). Increased sales in the dental segment were partially offset by unfavorable foreign currency impacts (approximately $2.4 million).

     GROSS PROFIT. Gross profit for the third quarter of fiscal 1997 was $107.6 million, an increase of 25.9% from gross profit of $85.5 million for the corresponding fiscal 1996 period. Gross profit in the laboratory segment was $63.0 million (47.4% of net segment sales) in the third quarter of fiscal 1997, an increase of 34.9% from gross profit of $46.7 million (46.1% of net segment sales) during the corresponding fiscal 1996 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $14.0 million), (ii) increased volume at Erie (approximately $2.5 million) and at Nalge Nunc International

(approximately $2.4 million), and (iii) an improved product mix at Erie (approximately $1.7 million). Increased gross profit was partially offset by (i) unfavorable overhead application at Erie (approximately $2.0 million) and at Nalge Nunc International (approximately $0.5 million), (ii) unfavorable foreign currency impacts at Nalge Nunc International (approximately $0.6 million) and at Erie (approximately $0.5 million) and (iv) price reductions at Erie (approximately $0.8 million). In the dental segment, gross profit was $44.6 million (57.9% of net segment sales) in the third quarter of fiscal 1997, an increase of 15.1% from gross profit of $38.8 million (55.6% of net segment sales) during the corresponding fiscal 1996 period. Increased gross profit in the dental segment resulted primarily from (i) increased volume (approximately $6.8 million) and (ii) the effects of acquired companies (approximately $1.3 million), partially offset by unfavorable foreign currency impacts (approximately $2.3 million).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1997 were $59.4 million (28.3% of net sales) as compared to $47.4 million (27.7% of net sales) in the corresponding fiscal 1996 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $6.5 million in the third quarter of fiscal 1997, representing an increase of 7.6% from $6.0 million in the corresponding fiscal 1996 period. Increases at the corporate level were primarily due to an increase in general and administrative expense (approximately $0.7 million) partially offset by a reduction in amortization expense of certain intangible assets that became fully amortized in the prior fiscal year (approximately $0.2 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $52.9 million (25.2% of net sales), representing an increase of 27.9% from $41.4 million (24.2% of net sales) in the corresponding fiscal 1996 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $5.5 million), (ii) increased marketing expense (approximately $1.8 million), (iii) increased amortization of intangible assets related to acquired businesses (approximately $1.6 million),
(iv) increased general and administrative expense (approximately $1.4 million) and (v) unfavorable foreign currency impacts (approximately $1.4 million).

     OPERATING INCOME. As a result of the foregoing, operating income was $48.2 million (23.0% of net sales) in the third quarter of fiscal 1997 compared to $38.0 million (22.2% of net sales) in the corresponding fiscal 1996 period. Operating income in the laboratory segment was $30.9 million (23.3% of net segment sales) in the third quarter of fiscal 1997 compared to $23.1 million (22.8% of net segment sales) in the corresponding fiscal 1996 period.
Operating income in the dental segment was $17.3 million (22.5% of net segment sales) in the third quarter of fiscal 1997 compared to $14.9 million (21.4% of net segment sales) in the corresponding fiscal 1996 period.

     INTEREST EXPENSE. Interest expense was $12.0 million in the third quarter of fiscal 1997 compared to $8.8 million in the corresponding fiscal 1996 period. The increase resulted from a higher debt balance primarily from the Company's acquisition activity. Interest expense during the quarters ended June 30, 1997 and 1996 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

     INCOME TAXES. Taxes on income increased $2.3 million in the third quarter of fiscal 1997, primarily as a result of increased earnings.

     NET INCOME. As a result of the foregoing, the Company had net income, before the extraordinary item as described below, of $21.8 million in the third quarter of fiscal 1997 compared to $17.1 million in the corresponding 1996 period.

     EXTRAORDINARY ITEM. In connection with the April 1997 refinancing (see Liquidity and Capital Resources), the Company wrote off as an extraordinary item approximately $1.1 million ($0.7 million after tax) of unamortized deferred financing fees.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $2.1 million when compared to the prior year quarter. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies partially offset by a reduction in amortization expense of certain intangible assets that became fully amortized in the prior fiscal year.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1996

     NET SALES. Net sales for the nine months ended June 30, 1997 were $571.7 million, an increase of $82.9 million (17.0%) from net sales of $488.8 million for the corresponding nine months ended June 30, 1996. Sales in the laboratory segment were $347.4 million for the nine months ended June 30, 1997, an increase of 22.0% from the corresponding 1996 period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $57.9 million), (ii) increased volume from sales of existing products at Nalge Nunc International (approximately $3.5 million) and at Erie (approximately $2.2 million), (iii) increased volume from sales of new products at Barnstead/Thermolyne (approximately $1.7 million; primarily sales from its NCAT Asphalt Furnace and STERILEMAX(TM) sterilization line of products), at Erie (approximately $1.6 million; primarily sales from the Daiichi line of electrophoresis devices and consumables, BURST-PAK(TM) Sequencing gels, and sales from the Standard Stain line) and at Nalge Nunc International (approximately $0.8 million; primarily their line of Bio-Media packaging and safety products), and (iv) price increases at Barnstead/Thermolyne (approximately $2.2), at Nalge Nunc International (approximately $1.3 million) and at Erie (approximately $0.4 million). Increased sales in the laboratory segment were partially offset by (i) reduced volume from sales of existing products at Barnstead/Thermolyne (approximately $4.3 million) and (ii) unfavorable foreign currency impacts at Nalge Nunc International (approximately $2.4 million) and at Erie (approximately $2.1 million). In the dental segment, net sales were $224.3 million for the nine months ended June 30, 1997, an increase of 9.9% from the corresponding 1996 period. Increased sales in the dental segment resulted primarily from (i) increased volume from sales of existing products (approximately $12.8 million), (ii) sales of products of acquired companies (approximately $9.2 million) and (iii) increased volume from sales of new products (approximately $4.2 million; primarily sales from the OPTIBOND SOLO(TM) product line and sales of CANTILEVER BITE JUMPER(TM) kits). Increased sales were partially offset by unfavorable foreign currency impacts (approximately $6.0 million).

     GROSS PROFIT. Gross profit for the nine months ended June 30, 1997 was $288.2 million, an increase of 18.8% from gross profit, before the restructuring charge discussed below, of $242.7 million for the corresponding fiscal 1996 period. Gross profit in the laboratory segment was $161.6 million (46.5% of net segment sales) for the nine months ended June 30, 1997, an increase of 24.1% from gross profit of $130.2 million (45.7% of net segment sales) during the corresponding fiscal 1996 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $26.1 million), (ii) increased volume at Nalge Nunc International (approximately $5.2 million) and at Erie (approximately $3.8 million), (iii) an improved product mix at Erie (approximately $1.2 million), (iv) inventory adjustments at Erie (approximately $0.4 million) and (v) reduced material costs at Nalge Nunc International (approximately $0.3 million). Increased gross profit was partially offset by
(i) unfavorable overhead application at Erie (approximately $2.5 million) and at Nalge Nunc International (approximately $0.5 million), (ii) unfavorable foreign currency impacts at Nalge Nunc International (approximately $1.5 million) and (iii) price reductions at Erie (approximately $1.0 million). In the dental segment, gross profit was $126.7 million (56.5% of net segment sales) for the nine months ended June 30, 1997, an increase of 12.5% from gross profit of $112.6 million (55.1% of net segment sales) during the corresponding fiscal 1996 period. Increased gross profit in the dental segment resulted primarily from (i) increased volume (approximately $13.8 million) and (ii) the effects of acquired companies (approximately $4.5 million), partially offset by unfavorable foreign currency impacts (approximately $4.3 million).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended June 30, 1997 were $159.6 million (27.9% of net sales) as compared to $138.6 million (28.4% of net sales) in the corresponding fiscal 1996 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $17.7 million for the nine months ended June 30, 1997, representing a decrease of 1.9% from $18.1 million in the corresponding fiscal 1996 period. The overall decrease at the corporate level was primarily due to a reduction in amortization expense of certain intangible assets that became fully amortized in the prior fiscal year (approximately $0.7 million) partially offset by an increase in general and administrative expense (approximately $0.4 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $141.9 million (24.8% of net sales), representing an increase of 17.7% from $120.5 million (24.7% of net sales) in the corresponding fiscal 1996 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $10.4 million),
(ii) increased marketing expense (approximately $4.7 million), (iii) increased general and administrative expense (approximately $2.6 million), (iv) unfavorable foreign currency impacts (approximately $2.1 million) and (iv) increased amortization of intangible assets as a result of acquisitions (approximately $1.6 million).

     RESTRUCTURING CHARGE. In March of 1996, the Company recorded a restructuring charge of $8.3 million ($6.1 million after-tax or $0.13 per share) for the rationalization of certain
acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions and the exiting of several
product lines. Approximately    $7.0 million was charged against this reserve as
of June 30, 1997. At June 30, 1997, approximately $1.3 million of the established liability remains to be expended and is recorded in other current liabilities. The Company expects to charge approximately $0.3 million against the reserve in the last quarter of fiscal 1997 and the remaining $1.0 million some time thereafter. Principal items in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2.3 million), remaining lease payments and shut down costs on exited facilities (approximately $2.1 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2.5 million), a statutory tax penalty (approximately $0.7 million) and other related restructuring costs (approximately $0.6 million).

     OPERATING INCOME. As a result of the foregoing, operating income was $128.6 million (22.5% of net sales) for the nine months ended June 30, 1997 compared to, before the restructuring charge discussed above, $104.1 million (21.3% of net sales) in the corresponding fiscal 1996 period. Operating income in the laboratory segment was $79.4 million (22.8% of net segment sales) for the nine months ended June 30, 1997 compared to $62.6 million (22.0% of net segment sales) in the corresponding fiscal 1996 period. Operating income in the dental segment was $49.2 million (21.9% of net segment sales) for the nine months ended June 30, 1997 compared to $41.5 million (20.3% of net segment sales) in the corresponding fiscal 1996 period.

     INTEREST EXPENSE. Interest expense was $30.3 million for the nine months ended June 30, 1997 compared to $26.0 million in the corresponding fiscal 1996 period. The increase resulted from a higher debt balance primarily from the Company's acquisition activity. Interest expense during the nine month periods ended June 30, 1997 and 1996 included additional non-cash interest expense of $0.9 million resulting from the adoption of SFAS No. 106.

     INCOME TAXES. Taxes on income increased $8.1 million for the nine month period ended June 30, 1997, primarily as a result of increased earnings.

     NET INCOME. As a result of the foregoing, the Company had net income, before the extraordinary item discussed below, of $58.8 million for the nine months ended June 30, 1997 compared to, before the restructuring charge discussed above, $47.6 million in the corresponding 1996 period.

     EXTRAORDINARY ITEM. In connection with the April 1997 refinancing (see Liquidity and Capital Resources), the Company wrote off as an extraordinary item approximately $1.1 million ($0.7 million after tax) of unamortized deferred financing fees.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased by $3.1 million (9.4%) for the nine months ended June 30, 1997 when compared to the corresponding fiscal 1996 period. This increase is primarily due to increased amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies offset by a reduction in amortization expense of certain intangible assets that became fully amortized in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the leveraged buyout in 1987 of a company known at the time as Sybron Corporation (the "Acquisition"), subsequent adoption of SFAS 109 and the acquisitions completed since 1987, the Company increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Also, as a result of the permanent financing effected in August 1988 for the Acquisition, the Company incurred approximately $372 million of debt. Accordingly, the Company's results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $148.6 million and approximately $161.0 million in the three and nine months ended June 30, 1997, respectively, primarily as a result of the acquisition of Remel. The Company believes, therefore, that EBITDA represents the more appropriate measure of the Company's ability to internally fund its capital requirements.

     The Company's capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and its subsequent refinancings, the Company's working capital needs, primarily related to inventory and accounts receivable, the Company's capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of the Company's acquisition strategy and the periodic expansion of physical facilities. In addition, in the event the Company should be held liable for CE's claims in the CE Litigation (described above), liability for which the Company denies, the Company could require capital to satisfy such liabilities, depending upon their magnitude. With respect to acquisitions, it is currently the Company's intent to continue to pursue its acquisition strategy. If acquisitions continue at the Company's historical pace, the Company may require financing beyond the capacity of its Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

     The statement contained in the immediately preceding paragraph concerning the Company's intent to continue to pursue its acquisition strategy is a forward-looking statement. The Company's ability to continue its acquisition strategy is subject to a number of uncertainties, including, but not limited to, its ability to raise capital beyond the capacity of its Credit Facilities and the availability of suitable acquisition candidates at reasonable prices. See "Cautionary Factors" below.

     On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, the Company and its subsidiaries borrowed $300 million under the Term Loan Facility and approximately $122.5 million was borrowed under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under the Company's previous credit facilities (the "Previous Credit Facilities")). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under the Company's Previous Credit Facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option to the Company in setting interest rates. On April 25, 1997, the Company entered into a second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment is an expansion of the Credit Facilities. The Term Loan Facility was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300 million to $600 million. On April 25, 1997, the Company borrowed a total of $622.9 million under the Credit Facilities. The proceeds were used to repay $466.3 million of previously existing LIBOR (as defined below) and ABR loans (as defined below) (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156.6 million with respect to the purchase of Remel which includes both the purchase price and payment of assumed debt. The $72 million of CAF (as defined below) borrowings remained in place.

     Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) are anticipated to be the Company's largest use of operating funds in the future. The Credit Facilities provide for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate ("ABR"), (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the level of certain financial ratios, or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). In the third quarter and year to date of fiscal 1997, the average interest rates on the Term Loan Facility (inclusive of the swap agreements described below) were 6.6% and 6.3%, respectively, and the average interest rates on the Revolving Credit Facility for the quarter and year to date ended June 30, 1997 were 6.7% and 6.4%, respectively.

     As a result of the terms of the Credit Agreement and the agreement governing the Previous Credit Facilities, the Company is sensitive to a rise in interest rates. In order to reduce its sensitivity to interest rate increases the Company, prior to June 30, 1997, entered into six interest rate swap agreements, aggregating a notional amount of $325 million, to hedge against a rise in interest rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During the third quarter of fiscal 1997, the LIBOR Margin was
 .75%.  The swap agreement rates and durations are as follows:

                                                        SWAP AGREEMENT              SWAP AGREEMENT
EXPIRATION DATE             NOTIONAL AMOUNT                  DATE                        RATE
---------------            ----------------             --------------              --------------

December 15, 1997 .......     $50 million             December 16, 1996                   5.64%
July 7, 1998 ............     $50 million             July 7, 1993                        5.17%
August 13, 1999 .........     $50 million             August 13, 1993                     5.54%
September 8, 2000 .......     $50 million             December 8, 1995                    5.56%
May 7, 2001 .............     $75 million             May 7, 1997                       6.5875%
September 10, 2001 ......     $50 million             December 8, 1995                   5.623%

On August 7, 1997 the Company entered into two additional swap agreements:

August 9, 1999 ..........     $50 million             August 7, 1997                     6.077%
August 9, 1999 ..........     $50 million             August 7, 1997                     6.077%


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

     As set forth above, after the Second Amendment, the Revolving Credit Facility will provide up to $600 million in available credit. As of June 30, 1997, there was $220.0 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility on July 31, 1997 the Company began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in fiscal 1997. Annual payments, commencing in fiscal 1998, are due as follows: $35 million, $36.25 million, $42.5 million, $53.75 million and $123.75 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following information should be read in conjunction with Item 3, "Legal Proceedings", in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and with Item 1, "Legal Proceedings", in Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

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

ITEM 2. CHANGES IN SECURITIES

     Information concerning the Company's Amended and Restated Credit agreement, dated as of July 31, 1995, with the Chase Manhattan Bank and other lenders, as amended by the First Amendment thereto, dated as of July 9, 1996, and the Second Amendment thereto dated as of April 25, 1997, including the financial and operating covenants contained therein (which, among other things, place limitations upon the payment of dividends), is incorporated in response to this item by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 2 of Part I hereof.

     On May 23, 1997, the Company issued 523,618 shares of its Common Stock, $.01 par value, in connection with the merger of National Scientific Company ("National") with a subsidiary of the Company formed for this purpose and a related purchase of real estate used in National's operations. The shares were issued to the former shareholders of National, Barney and Barbara Siegel, both of whom represented themselves to be sophisticated investors, in the amount of 261,809 shares each. The shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption from registration provided by Section 4(2) of the Act. See note 3(d) of the Notes to the Unaudited Consolidated Financial Statements contained in Item 1, Part I hereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS:

        See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

   (b)  REPORTS ON FORM 8-K:

        A Form 8-K, dated April 25, 1997 and filed with the Securities and Exchange Commission on May 12, 1997, describing, in Item 2 thereof the completion of the acquisition by the Company of Remel Limited Partnership.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SYBRON INTERNATIONAL CORPORATION
                                ----------------------------------
                                (Registrant)




Date  August 14, 1997           /s/ Dennis Brown
      ---------------------     -------------------------------
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

                       SYBRON INTERNATIONAL CORPORATION
                              (THE "REGISTRANT")
                        (COMMISSION FILE NO. 1-11091)

                                EXHIBIT INDEX
                                      TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


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