Form 10-K
period 1997-09-30
SYBRON INTERNATIONAL CORP
filed 1997-12-12
CIK 824803

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]         Annual Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the fiscal year ended
            September 30, 1997
            or
[ ]         Transition Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the transition period from ------------ to ------------
            Commission file number 1-11091

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
             -------------------                            ---------------------
   Common Stock, par value $0.01 per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 1, 1997 as reported on the New York Stock Exchange, was approximately $1,475,170,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At December 1, 1997, there were 48,175,503 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held January 30, 1998 have been incorporated by reference into Part III of this Form 10-K.
================================================================================

                        SYBRON INTERNATIONAL CORPORATION

                               TABLE OF CONTENTS
                                       TO
                        1997 ANNUAL REPORT ON FORM 10-K

                    ITEM                                                                 PAGE
                    ----                                                                 ----
PART I
                       1   Business....................................................    1
                       2   Properties..................................................   14
                       3   Legal Proceedings...........................................   16
                       4   Submission of Matters to a Vote of Security Holders.........   16
                           Executive Officers of the Registrant........................   17
PART II
                       5   Market for Registrant's Common Equity and Related
                             Stockholder Matters.......................................   18
                       6   Selected Financial Data.....................................   18
                       7   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.................................   19
                      7A   Quantitative and Qualitative Disclosures About Market
                             Risk......................................................   30
                       8   Financial Statements and Supplementary Data.................   31
                       9   Changes in and Disagreements with Accountants on Accounting
                             and Financial Disclosure..................................   61
PART III
                      10   Directors and Executive Officers of the Registrant..........   61
                      11   Executive Compensation......................................   61
                      12   Security Ownership of Certain Beneficial Owners and
                             Management................................................   61
                      13   Certain Relationships and Related Transactions..............   61
PART IV
                      14   Exhibits, Financial Statement Schedules and Reports on Form
                             8-K.......................................................   62
                           Signatures..................................................   63

                        SYBRON INTERNATIONAL CORPORATION

                             CROSS REFERENCE SHEET

                                                   HEADING(S) IN PROXY STATEMENT FOR
                  FORM 10-K                         ANNUAL MEETING OF SHAREHOLDERS
                  ITEM NO.                            TO BE HELD JANUARY 30, 1998
                  ---------                        ---------------------------------
10.   Directors and Executive Officers    Election of Directors
        of the Registrant                   Section 16(a) Beneficial Ownership Reporting
                                            Compliance
11.   Executive Compensation              Executive Compensation
                                            Election of Directors -- Directors' Compensation
12.   Security Ownership of Certain       Security Ownership of Certain Beneficial Owners and
        Beneficial Owners and               Management
        Management
13.   Certain Relationships and Related   Not applicable
        Transactions

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We, Sybron International Corporation, are a leading manufacturer of value-added products for the laboratory and professional dental and orthodontic markets in the United States and abroad. Our laboratory business provides plastic labware, microscope slides, disposable diagnostic products, consumables, temperature control apparatus and water purification systems to industrial, academic, clinical, governmental and biotechnology laboratories. Our dental and orthodontic businesses provide a diversified line of consumable products to dentists and orthodontic appliances and related products to orthodontists. We have been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product line extensions, new product introductions and international growth. Our net sales have increased from $383 million in fiscal year 1992 to $795 million in fiscal year 1997. In fiscal year 1997, our sales outside the United States represented approximately 32% of our net sales.

     When we use the terms "Company", "Sybron", "we" or "our", we are referring to Sybron International Corporation and its subsidiaries and their respective predecessors. Our fiscal year ends on September 30. All references to "1995", "1996" or "1997" mean the fiscal year ended September 30, 1995, 1996 or 1997, respectively. All references to shares, stock prices and earnings per share have been adjusted to reflect our two-for-one stock split issued on December 15, 1995.

     Our laboratory business is operated through three subsidiaries and their affiliates. Nalge Nunc International Corporation ("NNI") develops, manufactures, and markets a diversified line of reusable and disposable plastic labware, high quality bio-pharmaceutical packaging products, recreational containers, industrial products such as plastic tubing, sanitary tubing and fittings, auto sampler vials and seals, accessories for chromatography, and environmental testing containers. Erie Scientific Company ("Erie") develops, manufactures, and markets microscope slides, cover glass, consumables used in clinical laboratories, disposable diagnostic products, test kits, drug screening products and thin glass mirrors. Barnstead Thermolyne Corporation ("Barnstead/Thermolyne") develops, manufactures and markets precision heating, stirring, measuring, sterilizing, analytical and temperature control apparatus and water purification systems to industrial, clinical, academic, governmental and biotechnology laboratories.

     Our dental and orthodontic businesses are operated through Sybron Dental Specialties, Inc. ("Sybron Dental Specialties"), which in turn operates two subsidiaries and their affiliates. Kerr Corporation ("Kerr") develops, manufactures and markets a broad range of consumable products for use in restorative, prosthetic, and endodontic dentistry. Ormco Corporation ("Ormco") develops, manufactures and markets a broad line of orthodontic appliances including bands, brackets, wire, adhesives, and ancillary equipment used during the course of orthodontic treatment.

     NNI, Erie, Barnstead/Thermolyne and Sybron Dental Specialties, including Kerr and Ormco, are referred to herein collectively as our "Operating Subsidiaries".

     Our Company, a Wisconsin corporation, is the successor by merger in January of 1994 to Sybron Corporation, a Delaware corporation. The merger was accomplished to change our corporate domicile from Delaware to Wisconsin. Sybron Corporation, originally named Sybron Acquisition Company, was formed in 1987. In 1987, through an indirect wholly-owned subsidiary, Sybron Acquisition Company acquired all of the outstanding shares of a company known at the time as Sybron Corporation (the "Acquired Company") in a leveraged buyout transaction (the "Acquisition").

     In 1986, when the previous Sybron was taken private in a leveraged buyout transaction, we initiated programs to reduce corporate and subsidiary expenses, rationalize certain production facilities and sell certain operating businesses. The Company was then resold in 1987 in a second leveraged buyout transaction. After the 1987 buyout, we focused on maximizing cash flow in order to repay debt incurred in connection with the Acquisition. In 1992, we went public and the proceeds of our initial public offering (the "IPO") were used to retire a portion of the Acquisition debt. We refinanced the balance of the Acquisition debt in 1993 when we put in place a bank credit facility which, in addition to refinancing existing debt, provided us with a line of credit designed to allow the initiation of an acquisition program. This line of credit was amended in 1995 and 1997 to accommodate the growth of our acquisition program. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report. Our acquisition program, together with operating strategies which we have executed consistently since the 1986 transaction, is designed to expand and strengthen our worldwide sales and operating margins. Key elements of our strategy are:

          Competitive Focus. We are focused on product development and manufacturing and marketing efforts, increasing our range of specialty and value-added laboratory, dental and orthodontic products and increasing the range of end users for our products.

          Acquisitions. Since 1993, when we adopted our strategy of growth through acquisitions, we have made more than 40 acquisitions (including a merger and a joint venture) in the United States and abroad, including 12 completed in 1997 and three completed in fiscal 1998 through December 1, 1997. See Note 14 to our consolidated financial statements in Item 8 of this Annual Report. Our Operating Subsidiaries have been able to use their existing distribution channels to market many of the acquired product lines. We have achieved other synergies, such as the elimination of duplicative administrative functions or the combining of manufacturing operations, with some of these acquisitions.

          New Product Introductions. Each of our Operating Subsidiaries has consistently developed and introduced new products which have contributed to net sales. We believe that new product introductions are important to the ability of our Operating Subsidiaries to maintain their competitive positions.

          International Growth. We have devoted significant resources to international manufacturing, sales and marketing efforts in order to capitalize on international sales opportunities. As a result of our efforts, sales outside the United States have grown from $75.2 million in the twelve months ended September 30, 1987 to $256.1 million in 1997. In 1995, 1996 and 1997, sales outside the United States represented approximately 36%, 36% and 32%, of our net sales, respectively. The decrease in the percentage of foreign sales to total sales is primarily due to acquisitions, which have been predominantly in the United States, and a general strengthening of the U.S. dollar in 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our successful execution of these strategies resulted in a significant expansion of the business in 1997. Overall sales growth was $120.6 million, or $135.5 million prior to negative foreign currency effects. Internal sales growth, prior to $14.9 million of negative currency effects, was $36.2 million (up 5.4% from 1996). Acquisition growth has been more significant within the laboratory segment of the business than the dental segment because the worldwide market for laboratory products is substantially larger than that for dental products. Net sales in the laboratory segment as a percentage of our total net sales were 51.7%, 58.5% and 61.8% in 1995, 1996 and 1997, respectively. We intend to pursue our acquisition strategy in both the laboratory and dental segments but, due to the disproportionate size of these markets, we expect to see more opportunity for growth in the laboratory segment. In addition to the growth contributed from acquired businesses, we have been able to realize cost benefits derived from the elimination of duplicative costs in administrative and manufacturing areas.

     The description of our business included in this Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other portions of this report may contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, environmental matters and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled "Cautionary Factors" in Item 7 of this Annual Report.

CERTAIN FINANCIAL INFORMATION

     The following table sets forth our net sales by Operating Subsidiary and business segment for the years indicated.

                                                        YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                       1995        1996        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Laboratory Segment:
  NNI.............................................   $137,296    $220,352    $257,664
  Erie............................................     74,062     110,747     163,605
  Barnstead/Thermolyne............................     57,039      63,225      69,966
                                                     --------    --------    --------
       Subtotal...................................    268,397     394,324     491,235
                                                     --------    --------    --------
Dental Segment:
  Sybron Dental Specialties.......................    250,803     280,133     303,852
                                                     --------    --------    --------
       Total Sales................................   $519,200    $674,457    $795,087
                                                     ========    ========    ========

     We have included other financial information about our business segments and foreign operations in Note 15 to our consolidated financial statements in
Item 8 of this Annual Report, and such information is incorporated herein by reference.

LABORATORY SEGMENT

  NNI

     General: NNI, headquartered in Rochester, New York, represents the combination of Nalge Company ("Nalge") and the Nunc group of companies ("Nunc"). Nalge, a manufacturer of reusable and disposable plastic labware products used in general, industrial and research labs, was founded in 1949. Nunc, a manufacturer of plastic labware used in biotechnology, medical research and diagnostics, was founded in 1953 and acquired by us in July 1995. Nunc was combined with Nalge in 1996 to form NNI in order to take advantage of the marketing, manufacturing and technological synergies between the companies. In this report NNI means Nalge and its operations prior to the Nunc acquisition, and the combined operations of Nalge and Nunc after the Nunc acquisition.

     As a result of the Nunc acquisition and others made by NNI since the initiation of the Company's acquisition program in 1993, NNI has significantly expanded its product line. In 1996, NNI formed its Nalge Process Technologies Group ("NPT"), placing part of its existing industrial business and certain of its acquisitions under a single management structure, to address the sanitary fluid transport needs of biotechnology, pharmaceutical and other industries.

     Products: NNI's NALGENE(R) brand of general laboratory products consist of approximately 4,900 items, including reusable products (bottles, carboys, graduated ware, beakers and flasks) and disposable products (microfiltration and cryogenic storage products). Other NALGENE products include products for critical packaging applications (bottles for packaging of diagnostic reagents, media and specialty chemicals), consumer products (containers, bicycle bottles and recreation containers for outdoor camping), plastic tubing and tanks (PVC, dairy and silicone tubing, and corrosion-resistant tanks from 5 to 1,000 gallons in capacity), safety products (hazard labeled containers and biohazard disposal products), and accessories. NALGENE laboratory products are typically sold at prices ranging from $5 to $1,000. In general, these products are designed to offer the scientist or laboratory technician a safer, less expensive and more durable alternative to labware products made of glass or other materials. NNI also sells I-CHEM(TM) environmental containers.

     NNI's NUNC(R) plastic labware is used in biotechnology, medical research and diagnostics. NUNC and NALGENE brand labware products are complementary, each addressing scientific research needs not addressed by the other. NUNC products are used in research applications such as cell culture, molecular biology, cryopreservation and immunology. They are based on an understanding and use of various technologies for plastic surface modification. These technologies differ depending on whether the application is for cell attachment in cell cultures, for binding antibodies or antigens in immunological procedures, or for DNA amplification.

     The NPT product line includes plastic tubing and tanks, silicone tubing and non-metallic fittings for the pharmaceutical, semi-conductor and biotechnology industries, pipe and tubing for ultra-pure applications, hoses, fittings and accessories used in fluid and gas transport applications and sanitary stainless steel fittings used in such applications.

     New Products. NNI's product development efforts are focused on expanding product offerings for domestic and international laboratory and packaging markets, and developing specialty products for new markets. Product development for new markets emphasizes products that are capable of generating gross margins consistent with its labware products, primarily by exploiting NNI's expertise with plastic resins and molding processes. Recent NALGENE product introductions include new and improved filter units and bottle top filters with a 75-mm PES membrane, the new FastCap bottle top filter with a 90-mm PES membrane, and a PTFE vent filter for use with NALGENE carboys. The family of NALGENE safety products has expanded to include safety waste systems and a variety of sizes of biohazard disposal systems. New sizes and styles of acrylic laboratory beta and gamma-radiation shields were also added. New lab organizers are useful in all labs. Improved self-venting safety wash bottles and fluorinated solvent wash bottles complete the safety product line. New TOPWORKS(TM) fluid transfer systems can customize delivery of fluids between glass or plastic containers. A new amber micropackaging vial for light-sensitive storage of reagents in diagnostic kits was also introduced. Unique NALGENE Silo and CANTENE(TM) containers are the latest additions to the NALGENE Outdoor Products range.

     Recent NUNC product introductions relating to cell and tissue culture, molecular biology and immunology include Multidishes and MICROWELL(TM) Plates, LOCKWELL(TM) Immunoassay modules, GENUNC(TM) trays and holders, NUCLEOLINK(TM) strips, Sonic Seal Slide Wells, and Tissue Culture Chamber Slides.

     In addition, in May 1997 NNI added a new line of autosampler vials and seals and accessories for chromatography through a merger between one of our subsidiaries and National Scientific Company. In November 1997, NNI acquired Lida Manufacturing Corporation, a producer of syringe filters for chromatography sample preparation, biological research, genetic research and general laboratory filtration. During the last three fiscal years, NNI has supported its new product development with research and development expenditures of approximately 2% to 3% of its annual net sales.

     Markets; Distribution. We estimate that the worldwide labware market comprises in excess of 150,000 industrial, academic, clinical, governmental and biotechnology laboratories. NNI's labware products are sold to this market primarily through approximately 45 domestic and 60 international labware distributors. Four (primarily domestic) distributors, Fisher Scientific ("Fisher"), VWR Scientific ("VWR"), the industrial products division of Baxter Scientific Products ("Baxter Industrial"), and Curtin Matheson Scientific, Inc. ("CMS"), accounted for 40% of NNI net sales in 1995. In 1995, Fisher, VWR, Baxter Industrial and CMS consolidated into two distributors as a result of Fisher's acquisition of CMS and VWR's acquisition of Baxter Industrial. The two remaining distributors, Fisher and VWR, accounted for 36% and 34% of NNI net sales in 1996 and 1997, respectively. Laboratory supply distributors offer a wide variety of supplies, apparatus and instruments for the laboratory, primarily through catalogs. As end users rely heavily on these catalogs in identifying suitable products and making purchase decisions, the amount of catalog space provided and the number of product items listed for a particular vendor are critical marketing variables. The distributor consolidation led to soft sales for core labware products in 1995 and the first half of 1996 as the two remaining distributors rationalized their distribution systems. NNI's competitive advantages afforded by its long-standing relationships with Fisher and VWR has continued after the consolidation and the number of NNI labware products offered by these two remaining major distributors continues to be among the highest of any of NNI's competitors. The Nalge-Nunc combination was designed to give both the NALGENE and NUNC product lines a more significant presence with the major distributors.

     NALGENE product sales are very strong in the United States, where they are leaders in reusable plastic labware, and have gained acceptance in Europe and other markets. NUNC product sales are very strong in Europe. We believe NUNC products are worldwide leaders in handling, storage and transport systems for biological samples. NUNC products entered the United States market in 1987 and have not achieved the same market presence as the NALGENE products. European markets in which NUNC products participate have evolved somewhat differently in recent years than the corresponding United States market. The conversion of laboratory equipment from glass to plastic started later in Europe. While plastic labware makes up approximately 60% of the market in the U.S., the European labware market remains approximately 70% glass. This is the result of generally lower glass prices in Europe, as well as substantially less marketing of plastic products. Both markets are expected to show growth in demand for plastic labware. In the United States, NUNC products and NALGENE products are sold through the same dealer network. In foreign markets, NALGENE and NUNC sometimes have different distribution. For example, in Europe, NUNC products are distributed through a line of exclusive distributors in all countries except Germany, where NNI maintains its own sales force.

     NNI also maintains its own sales force in the United States and abroad to help its dealers sell both NALGENE and NUNC brand products. NNI has a 60 person sales force in the United States, a 15 member sales force in Germany and an 11 member sales force supporting NNI products in Europe and the rest of the world. In addition, in April 1997, NNI formed a joint venture with the owner of the Japanese distributor of NNI's NUNC product line by acquiring 75% of the stock of Nippon InterMed K.K. ("NIKK"). NIKK, subsequently renamed Nalge Nunc International K.K., is consolidating NNI's sales efforts in Japan. In June 1997, NNI opened a sales office in Singapore with a four-member sales force covering the Asia Pacific region. NNI's sales effort in Latin America is supported by two master distribution agreements. The Middle East and Africa are supported directly from the United States.

     NPT's products are marketed primarily through distributors. NNI's packaging products are marketed through distributors domestically and on a direct basis internationally. NNI's consumer products are sold through distributors and directly to retailers.

     International. A significant portion of NNI's growth has come from its international markets. For the five years ended September 30, 1997, NNI's sales outside the United States grew at a compound annual rate of approximately 33%, from approximately $19 million in 1992 to approximately $79.3 million in 1997. A significant portion of the increase in international sales came from NNI's acquisition of Nunc in 1995, as over half of NUNC's sales were outside the United States.

     Competition. We believe that NNI's principal competitive advantages include its ability to define specific customer needs and to develop products to address those needs, the breadth and depth of its product lines, its expertise in plastic molding technology and its significant brand recognition. Historically, plastic labware was introduced as an alternative to glass labware. Accordingly, NNI competes primarily with glass labware manufacturers on the basis of the durability, safety and light weight of plastic versus glass. NNI competes with plastic labware manufacturers on the basis of product design, quality, the breadth and depth of its product lines and customer service capabilities. NNI's principal competitors differ by product line, and NNI believes that no single competitor offers a comparable mix of product lines, or breadth or depth within individual product lines. NNI's principal competitors for NALGENE general laboratory products are Corning Costar, Inc. ("Corning/Costar"), Millipore Corporation, Wheaton Industries, Incorporated, and Kautex Werke Reinhold Hagen A.G. NNI's principal competitors for the NUNC products are Corning/Costar, Becton Dickinson and Company, C.A. Greiner & Soehne, Dynatech Laboratories, Inc., Sarstedt AG & Co. and Eppendorf GmbH.

  ERIE

     General. Erie, founded in 1934 and headquartered in Portsmouth, New Hampshire, has historically been a developer, manufacturer and marketer of microscope slides, cover glass, diagnostic slides and other industrial thin glass products for sale in the United States and abroad. Erie has achieved a high degree of vertical integration in the slide production process. Erie's wholly-owned subsidiary in Switzerland, Erie Electroverre S.A. ("Electroverre"), a manufacturer of thin white glass, sells approximately 94% of the glass it manufactures to Erie's slide operations in various parts of the world. Through this subsidiary, Erie is able to exercise control over the quality of its glass and is ensured a continuous supply of the type of thin glass Electroverre manufactures.

     Since 1994, Erie has significantly broadened its product base through acquisitions to include precision thermometers and hydrometers for general laboratory use, electrophoresis equipment and disposables used in molecular biology research, stains, fixatives and supplies for histology and cytology laboratories, chemical standards and reagents for diagnostic test equipment, thin glass mirrors and other coated glass products, diagnostic test kits for detecting the causes of gastrointestinal infections, drug screening products, and a variety of clinical and industrial microbiology products.

     Products. Erie's first products were plain microscope slides, the familiar clear rectangular glass plates used to hold specimens for examination under a microscope, and cover glass, the smaller, thinner glass plates used on the microscope slides to cover specimens for protection during examination. Over the past several years, Erie has pursued a strategy for these products which emphasizes value-added microscope slides, which typically have higher margins than its plain slides. Value-added products include SUPERFROST(R) and COLORFROST(R) brand printed slides, which provide an indelible marking surface and are disposable; SUPERFROST(R) Plus adhesion slides, which are electrically charged in a way which causes cells to adhere to them and are disposable; and disposable and reusable diagnostic slides which are customer designed and printed to customer specifications for use in diagnostic test kits. The SUPERFROST(R), COLORFROST(R) and SUPERFROST(R) Plus slides all represent significant advancement over regular slides because they increase laboratory technician efficiency in the marking and subsequent identification of the slides and in preparing the slides for tissue adhesion. They, therefore, are increasingly used as alternatives to plain slides.

     Erie has broadened its product offerings through an aggressive acquisition program. It leveraged its expertise in glass manufacturing and technology by acquiring The Naugatuck Glass Company, a manufacturer of thin glass mirrors principally used in the cosmetic industry, in February 1996. Naugatuck uses the same type of thin glass for its mirrors as Erie uses in the manufacture of microscope slides.

     Erie has leveraged its expertise in the laboratory market by acquiring companies which provide a number of laboratory, diagnostic and microbiology products. It added precision thermometers and hydrometers used in laboratories through the acquisition of Ever Ready Thermometer Co., Inc. in November 1994. It added electrophoresis products used in molecular biology research through the acquisition of Owl Scientific, Inc. in January 1995, and broadened its electrophoresis line through the acquisition of Integrated Separation Systems in July 1997. Stains and fixatives used in histology laboratories were added through the acquisition of Richard-Allan Scientific Company in May 1995 and Stephens Scientific, Inc. in July 1996. In September 1995, Erie added liquid standards and reagents used with clinical diagnostic and testing equipment through its acquisition of New England Reagent Laboratory, Inc. and, in November 1995, it added another line of standards and calibration verification and quality control materials through its acquisition of CASCO Standards, Inc. In September 1995, it added consumable histology products, such as tissue cassettes used for biopsies, through its acquisition of the Secure Medical Products product line. Erie added diagnostic testing kits, used to detect a variety of parasitic, bacterial and viral causes of infections, through the acquisition of Trend Scientific, Inc. in January 1997, and further enhanced this product line through the acquisition of Alexon Biomedical, Inc. in April 1997. Erie became a significant manufacturer of microbiology products, including plated media, when it acquired Remel Limited Partnership in April 1997. Erie added to the Remel business by acquiring Carr-Scarborough Microbiologicals, Inc. in July 1997, and Clinical Standards Laboratories, Inc. in November 1997. Drug screening products were added with the acquisition of Drug Screening Systems, Inc. in June 1997.

     New Products. Apart from the addition of new products through its acquisition program, Erie's laboratory product development efforts are focused on giving its basic products characteristics which allow lab technicians to take cost out of their procedures, developing specialty products for laboratory applications, and adapting its products for use in new technologies. New products include EVER SAFE(TM) thermometers (an array of organic indicating thermometers targeted at mercury free laboratories), precast gels for electrophoresis applications, specialty glass containers primarily for the aerospace industry and hematology stains.

     Markets; Distribution. Although it has been a significant supplier of microscope and other diagnostic slides to the laboratory industry for many years, as a result of its acquisition program Erie is now a broad supplier of products used in standard laboratory applications such as cytology, histology, hematology and microbiology as well as in biotech research laboratories. In the United States, most of Erie's products are sold through laboratory distributors, with the exception of Remel's products, which are sold direct to customers through its own national distribution system. In 1995 and 1996, approximately 43% and 45%, respectively, of Erie's sales were through its two major distributors, Allegiance Corp. or its predecessor, the clinical division of Baxter Scientific Products ("Allegiance"), and Fisher (including CMS). In 1997, with the addition of Remel, sales to Allegiance and Fisher were 31% of Erie's sales.

     International. In addition to Electroverre, Erie owns Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G., a German manufacturer of slides and cover glass, and Erie Scientific Kft, which has a microscope slide manufacturing facility in Hungary. Erie also has a joint venture in Hong Kong which cuts glass for the Asian watch crystal industry. In 1997, sales outside the United States represented approximately 17% of Erie's consolidated net sales. For the five fiscal years ended September 30, 1997, Erie's sales outside the United States grew at a compound annual rate of approximately 7% from approximately $19.1 million in 1992 to approximately $26.4 million in 1997.

     Competition. We believe Erie's principal competitive advantages include its product quality, the breadth of its product offerings, economics associated with vertical integration and product sourcing opportunities, cost effective processes, and its long time relationships with the key industry distributors. As a full-line supplier of consumables to clinical laboratories, Erie has maintained a critical level of importance to its distributors and gained visibility across all its product lines. Although Erie has significant competition in many of its businesses (notably, Becton Dickinson Microbiology Systems with respect to Remel's microbiology products, Shandon (a division of Life Sciences Inc.) with respect to Richard Allan's products, and Bio-Rad, Inc. and Hoefer-Pharmacia with respect to Owl's products), we believe that none of Erie's competitors can match its breadth of product offerings.

  BARNSTEAD/THERMOLYNE

     General. Barnstead/Thermolyne, headquartered in Dubuque, Iowa, is the successor of Thermolyne Corporation, founded in 1942, and Barnstead Company, founded in 1878. Barnstead/Thermolyne develops, manufactures, and markets precision heating, stirring and temperature control apparatus, water purification systems, liquid handling equipment, bench top sterilizers, strip chart recorders, spectrophotometers, fluorometers, and replacement parts for these products. These products are marketed primarily to laboratories and dental offices in the United States and abroad through independent distributors.

     Products. Thermolyne heating, stirring and temperature control apparatus include hot plates, stirrers, heating tapes, muffle furnaces, incubators, dri-baths, sterilizers and cryogenic storage apparatus, which are fundamental to basic procedures performed in the laboratory. These products are marketed in a wide variety of product sizes, temperature ranges, and control features, and are typically priced between $100 and $5,000.

     Barnstead systems are used to produce ultra-pure water, the most common reagent used in laboratories. Because the water purity requirements of end-users differ, Barnstead offers a full range of point of use systems which incorporate distillation, deionization, reverse osmosis, ultraviolet oxidation, absorption or filtration technologies for purifying water. The majority of these systems are priced between $100 and $5,000. We believe that Barnstead/Thermolyne offers a broader range of water purification systems than any of its principal competitors, and that its ability to manufacture systems using all major water purification technologies provides a significant competitive advantage.

     An important element of the Barnstead/Thermolyne product strategy has been the incorporation of replacement parts and filters which are used to extend the useful life of the products. Barnstead deionization systems include disposable deionization cartridges which have a finite capacity for contaminants and must be periodically replaced to maintain acceptable purity levels. Thermolyne products incorporate replaceable components including heating elements and control units. Cartridges and replacement parts have higher gross margins than most other Barnstead/Thermolyne products.

     Barnstead/Thermolyne has added to its product line from time to time through acquisitions. In 1994, it added bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research through its acquisition of Labindustries, Inc. In 1995, it added PMC(R) brand programmable hotplate/stirrers, TURNER(R) brand fluorometers and spectrophotometers, and LINEAR(R) brand strip chart recorders through its acquisition of Biomolecular, Inc. In 1997, it acquired the HARVEY(R) bench top sterilizer business from Getinge/Castle, Inc.

     New Products. Barnstead/Thermolyne devotes considerable resources to the identification, development, and introduction of new products. In recent years, Barnstead/Thermolyne has introduced a number of new products that have contributed significantly to sales. Examples of new products introduced in 1997 include the new NANOPURE INFINITY(TM) line of modular pure water products, a new line of Safety Stirring Hotplates, the Mega Mix large capacity stirring hotplate, the STERILE MAX(TM) large capacity benchtop sterilizer, a line of sterilization verification indicators, a new line of TURNER(R) spectrophotometers, and the LOCATOR PLUS(TM) line of cryobiological storage systems. During the past three fiscal years, Barnstead/Thermolyne has supported its new product development with research and development expenditures of approximately 2% to 3% of its annual net sales.

     Markets; Distribution. We estimate that the worldwide labware market consists of over 150,000 industrial, academic, clinical, governmental, and biotechnology laboratories. Barnstead/Thermolyne products are sold to this market primarily through approximately 50 domestic and 90 international laboratory supply distributors and a sizable network of dental supply distributors. The major laboratory distributors, Fisher (including CMS) and VWR (including Baxter Industrial), accounted for approximately 47% and 41% of Barnstead/Thermolyne's net sales in 1995 and 1996, respectively. In 1997, Barnstead/Thermolyne sales to these laboratory distributors decreased to approximately 33% of net sales, due to our acquisition of the HARVEY(R) line of sterilization products which are sold primarily through dental rather than laboratory distributors.

     As end users rely heavily on distribution catalogs and known trademarks such as BARNSTEAD(R), THERMOLYNE(R), LABINDUSTRIES(R), PMC(R), TURNER(R), LINEAR(R), and HARVEY(R) in identifying suitable products and making purchase decisions, Barnstead/Thermolyne believes that the long-standing marketing cooperation between Barnstead/Thermolyne and its distributors continues to represent an important competitive advantage. The number of Barnstead/Thermolyne products offered in the distributor catalogs are among the highest of any of its competitors.

     International. Barnstead/Thermolyne has developed an extensive network of international distributors. In addition, Barnstead/Thermolyne believes that it has been able to consistently meet the needs of specific regions and countries through the modification of product designs and the provision of special product labeling. In 1997, sales outside the United States represented approximately 26% of Barnstead/Thermolyne's net sales. For the five fiscal years ended September 30, 1997, Barnstead/Thermolyne's sales outside the United States grew at a compound annual rate of approximately 13%, from approximately $10.3 million in 1992 to approximately $18.8 million in 1997.

     Competition. We believe that Barnstead/Thermolyne's principal competitive advantages include the breadth and depth of its product lines, product quality, its significant brand recognition, price, and its extensive network of distributors. Barnstead/Thermolyne's principal competitors differ by product line and Barnstead/Thermolyne believes that no single competitor offers a mix of product lines, or breadth or depth within individual product lines, comparable to Barnstead/Thermolyne. Barnstead/Thermolyne's principal competitors in the laboratory market are Corning/Costar, Millipore Corporation and Lindberg/Blue M (owned by

General Signal Corp.). In the dental sterilizer market, its principal competitors are Midmark Corporation, Tuttnauer U.S.Co. LTD. and Scican U.S.A.

DENTAL SEGMENT

  SYBRON DENTAL SPECIALTIES

     Sybron Dental Specialties' headquarters is located in Orange, California. Because the Sybron Dental Specialties businesses are operated through its subsidiaries, Kerr and Ormco, the businesses of those subsidiaries are described below.

                                      KERR

     General. Kerr, founded in 1891, develops, manufactures, and markets a broad range of consumable dental products, including restorative materials (which include amalgam alloys, composites, cavity liners and ancillary products), curing lights, impression materials, endodontic instruments and materials, dental burs, preventive products, laboratory products, industrial jewelry products, and infection control products. Kerr's sales are made primarily through dental distributors serviced by approximately 92 sales representatives worldwide.

     Products and Markets. Kerr's major product groups include endodontic instruments and materials, impression materials, composite filling materials and bonding agents, amalgam alloys and amalgamators, dental burs, curing lights, infection control products and material used in the dental lab. Kerr believes that it is among the market leaders domestically in each of these product groups. Products acquired through acquisitions in the past five years in these areas include dental curing lights of Demetron Research Corp. in December 1993, infection control products of Metrex Research Corporation in March 1995, infection control products of Micro-Aseptic Products, Inc. in July 1996, infection control products and restorative materials of E & D Dental Products, Inc. in August 1996, dental laboratory products of belle de st. claire, inc. in November 1995 and diamond dental burs of Precision Rotary Instruments in January 1997. Kerr also manufactures and markets products specifically for the jewelry industry. Although many of Kerr's traditional products are long time industry standards and in the mature phase of their cycles in developed markets, there is significant growth potential for these products in developing markets such as Latin America, Asia and Eastern Europe. In addition, material technology is very dynamic in the dental industry and developments in this technology can present growth opportunities through their impact on the techniques and products used by dentists.

     Kerr expects modest growth in the domestic market for traditional products; this should augment the demand for new products that make the dentist more efficient. In 1997, Kerr introduced a new bonding agent, OptiBond Solo(TM), directed toward that end. The unique material delivery system utilized by this product (the first unit dose bonding agent on the market) is designed to minimize waste while providing better infection control. Kerr is committed to growing market share through product development and promotional activities.

     New Products. Kerr commits considerable resources in an effort to meet the needs of today's dentist, and it considers its product development program to be of importance in maintaining its market position. Approximately 2% to 3% of annual net sales is dedicated to new product development. With each major product group requiring diverse technical expertise, Kerr is well positioned to take advantage of various market trends. Recently introduced products such as belleGlass HP(TM) (an indirect restorative composite), Extrude XP(TM) Putty (an impression material) and OptiBond Solo(TM) have significantly contributed to Kerr's net sales. The addition of Micro-Aseptic to Metrex has benefited Kerr's infection control product line. The acquisition of belle de st. claire has broadened Kerr's dental laboratory product line, the acquisition of E&D has added a restorative material and the addition of Precision Rotary Instruments has enhanced Kerr's dental bur product line.

     Distribution. Kerr's dental products are sold both domestically and internationally through distributors. The Company has 42 sales representatives in the United States and 50 abroad dedicated to dental sales. Kerr also sells infection control products into the medical market through a nationwide group of independent manufacturer representatives who sell through dealers to end users. The mission of the Kerr dental sales force and the independent manufacturer representatives is to provide training and technical support to dealers and help pull the Kerr product through the dealer network.

     International. Kerr's international efforts accounted for approximately 46%, 45% and 43% of Kerr's overall sales in 1995, 1996 and 1997, respectively. In addition to the United States, Kerr has manufacturing facilities in Canada and Italy. As the economies in the emerging markets of Eastern Europe, South America and the Far East develop, so will their need for dental products. Kerr is well positioned to take advantage of this trend due to its extensive experience in selling internationally and the quality of its existing international dealer network. For the five years ended September 30, 1997, Kerr's sales outside the United States grew at a compound annual rate of approximately 5% from approximately $63 million in 1992 to approximately $82 million in 1997.

     Competition. We believe that Kerr's principal competitive advantages include the breadth of its product lines, brand name recognition, and its programs to educate the dentist regarding techniques and products. Kerr's principal competitors are GC America, Inc., 3M Corporation, Dentsply International Inc., Espe GmbH & Co., and Ivoclar.

                                     ORMCO

     General. Ormco, founded in 1960, develops, manufactures, and markets a broad line of orthodontic appliances and related products for sale in the United States and abroad. Ormco provides the orthodontist with the bands, brackets, wires, adhesives and ancillary supplies used during the course of orthodontic treatment.

     Products. Ormco offers a broad range of orthodontic appliances in the following major product groups: brackets, bands and buccal tubes, wires and elastomeric products. Brackets, bands/buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubberbands and power chains to consolidate space. Ormco also manufactures and markets a line of orthodontic instruments and instruments for microscopic endodontics, and distributes adhesives and general supply products manufactured by others. Ormco's subsidiary, Allesee Orthodontic Appliances, Inc., manufactures custom-made positioners, retainers and other accessories for the orthodontist.

     New Products. Ormco devotes considerable resources to the identification, development and introduction of new products. During the past three fiscal years, Ormco has supported its new product development with research and development expenditures of approximately 2% to 3% of its annual net sales. Ormco believes the direct contact of its sales force with orthodontists facilitates the identification and verification of market trends and new product opportunities. Ormco works closely with orthodontists to improve existing products and develop new products primarily through its Champion program through which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products which have contributed significantly to Ormco's net sales. Examples of recently introduced products include SPIRIT(R) MB aesthetic brackets, the gold-plated MINI DIAMOND GOLD SERIES(R) advanced wires and the ORTHOS(TM) treatment system.

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

     Markets; Distribution. Although the market for Ormco's traditional products is relatively mature domestically, the market is experiencing growth in the adolescent segment. We believe that the international market for orthodontic products presents a significant growth opportunity as worldwide awareness of dental aesthetics grows. As with other healthcare markets, over the past few years the orthodontic market has experienced some consolidation of provider practices, and the formation of management organizations and buying groups, to bring administrative efficiencies and buying power to orthodontic practices. We believe

Ormco is well positioned to compete in this environment because its marketing philosophy is geared toward making orthodontic practices more efficient through product innovation and customer service.

     Ormco's products are marketed by approximately 64 direct salespersons in the United States, Canada, Australia, Switzerland, Germany, Japan, Mexico and New Zealand and by dealers and distributors in other parts of the world. Ormco's direct sales force, its dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

     International. In addition to its direct distribution of products in Australia, New Zealand, Canada, Germany, Switzerland, Japan and Mexico, Ormco has exclusive distributors in key European markets such as France, Italy and Spain. Sales outside the United States represented approximately 46%, 47%, and 44% of Ormco's net sales for 1995, 1996 and 1997, respectively. Despite a decline in international sales in 1997, for the five fiscal years ended September 30, 1997, Ormco's sales outside the United States grew at a compound annual rate of approximately 12% from $29 million in 1992 to $50 million in 1997. The strength in the U.S. dollar reduced sales at Ormco by approximately $4.8 million in 1997 when compared to 1996.

     Competition. Ormco has over 25 competitors in the United States, including "A"-Company Orthodontics, American Orthodontics, GAC Orthodontics, and Unitek (owned by 3M Corporation). Ormco competes primarily on the basis of product quality, the level of customer service, price and new product offerings.

COMPETITION

     As we have described throughout Item 1 above, numerous competitors participate in our laboratory and dental businesses, a number of which have substantially greater financial and other resources than ours. There can be no assurance that we will not encounter increased competition in the future.

BACKLOG

     Our total backlog orders at September 30, 1995, 1996 and 1997 were approximately $12.5 million, $26.7 million and $36.3 million, respectively. We expect all 1997 backlog orders to be filled within the current fiscal year.

RESEARCH AND DEVELOPMENT

     We have a number of research and development programs in our various businesses, and we consider them to be of importance in maintaining our market positions. We spent approximately $11.0 million, $13.7 million and $14.7 million on research and development in 1995, 1996 and 1997, respectively.

EMPLOYEES

     Our companies employed approximately 6,300 people at the end of 1997, approximately 500 of which are covered by collective bargaining agreements. We believe our employee relations are generally good. Kerr's hourly employees at the Romulus facility are members of the United Autoworkers Union, Barnstead/ Thermolyne's hourly employees are members of the International Brotherhood of Electrical Workers, and NNI's hourly employees at its Naperville, Illinois facility are members of the International Brotherhood of Teamsters. The labor contracts at Kerr, NNI and Barnstead/Thermolyne expire on January 31, 1998, December 20, 1998, and March 1, 1999, respectively.

PATENTS, TRADEMARKS AND LICENSES

     Our subsidiaries' products are sold under a variety of trademarks and trade names. They own all of the trademarks and trade names we believe to be material to the operation of their businesses, including the KERR(R) trademark, the NALGE(R) and NALGENE(R) trademarks, the NUNC(TM) and NUNCLON(R) trademarks, Erie's SUPERFROST(R) and COLORFROST(R) trademarks, the THERMOLYNE(R) and BARNSTEAD(R) trademarks and the ORMCO(R) trademark, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, including the U.S. patents for the marking surface of Erie's SUPERFROST(R) and

COLORFROST(R) slides, both of which expire in 2001, employ various patented processes and from time to time acquire licenses from owners of patents to apply patented processes to their operations. Except as referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

MEDICAL DEVICE REGULATION

     Certain of our products are medical devices which are subject to regulation by, among other governmental agencies, the United States Food and Drug Administration (the "FDA"). Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, their manufacture, advertising, labeling, packaging, marketing, distribution and recordkeeping. Pursuant to the FDCA and FDA regulations, certain facilities of our Operating Subsidiaries are registered with the FDA as medical device manufacturing establishments.

     Medical devices are classified into either Class I, II or III. Class I and II devices are not expressly approved by the FDA. However, pursuant to section 510(K) of the FDCA, the manufacturer or distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976, must notify the FDA of its intent to commercially introduce the device through the submission of a premarket notification (a "510(K) Notice"). Before commercial distribution can begin, the FDA must review the 510(K) Notice and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(K) Notice and grant or deny clearance to market on the basis that it is substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(K) Notice may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(K) Notice and any additional information that is submitted, that the device is substantially equivalent to one or more Class I or II devices that are legally marketed in the United States. Certain Class I devices are exempt from the 510(K) premarket notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. If a device is not considered "substantially equivalent", it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a premarket approval application ("PMA"). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well-controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(K) premarket notification process.

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

     Dental mercury is currently regulated by the FDA as a Class I device (not exempt from the 510(K) premarket notification requirement), and amalgam alloy is regulated as a Class II device. In February 1993, the FDA reported to its Dental Products Advisory Panel that it planned to regulate encapsulated mercury and amalgam alloy, like those sold by Kerr, as a single Class II device. At the same time, the FDA planned to propose the reclassification of dental mercury as a Class II device, so as to conform to the Class II designation for amalgam alloy and to the planned Class II designation for encapsulated mercury and amalgam alloy. In October 1994, the FDA's Dental Products Panel of the Medical Devices Advisory Committee voted unanimously to recommend reclassification of dental mercury from Class I to Class II. Class II devices, unlike Class I devices, may be subject to performance standards or special controls. At this time, there are no performance standards or special controls applicable to mercury or to encapsulated mercury and amalgam alloy, although it is possible that the FDA could propose special controls during the reclassification process. With a Class II designation, the amalgam products would not be subject to the PMA process. The FDA is expected to publish its decision on the classification early in 1998.

     All dental amalgam filling materials, including Kerr's dental amalgam products, contain mercury. The use of mercury in various products, including dental amalgams, is being examined by various groups and U.S. and foreign governmental agencies as a part of an effort to reduce the amount of mercury discharged into the environment. We are aware of at least one foreign government agency that, as a result of a study it conducted, has proposed a plan which would discontinue the use of amalgams once a suitable alternative is found.

     In addition to the environmental concerns about mercury in dental amalgams, certain groups have expressed concerns about health effects allegedly caused by the mercury in amalgams. These groups are active in lobbying state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes or recommendations regarding alleged potential health risks of dental amalgams. To date, these efforts have resulted in restrictions on or recommendations against the use of amalgams in certain clinical situations by health authorities in some countries, even though such health authorities point out there is no scientific evidence to suggest that amalgam is causing illness in the general population. Such actions have been taken to reduce human exposure to mercury where other safe and practical alternatives to dental amalgam exist. In the United States, the FDA's Dental Devices Panel, the National Institute of Health, and the United States Public Health Service have indicated that the use of amalgams does not cause verifiable adverse effects in patients who have amalgam fillings. All of these agencies have recommended further research on the subject and, in large part because of their initiatives, research with respect to potential health effects of dental amalgams is ongoing at various places around the world.

ENVIRONMENTAL MATTERS

     Our operations entail a number of environmentally sensitive production processes. Compliance with environmental laws and regulations along with regulations relating to workplace safety is a significant factor in our businesses. Our domestic facilities are subject to federal, state and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions and waste water discharge, and our foreign facilities are subject to local laws and regulations regarding the environment. Our operations are also subject to regulation relating to workplace safety, both in the United States and abroad. Violations of any of these laws and regulations or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability. We believe that we are in substantial compliance with all applicable environmental and workplace safety laws.

     See Item 3, "Legal Proceedings", Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General" for further information regarding environmental matters.

RAW MATERIALS

     Our subsidiaries purchase a wide range of raw materials and supplies from a number of suppliers and do not rely on sole sources to any material extent. We do not foresee any significant difficulty in obtaining necessary materials or supplies.

RISKS ATTENDANT TO FOREIGN OPERATIONS

     We conduct our business in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 1995, 1996 and 1997, our sales outside the United States accounted for approximately 36%, 36% and 32%, respectively, of consolidated net sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General" for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

RELIANCE ON KEY DISTRIBUTORS

     A substantial portion of our sales of laboratory products is made through the major independent distributors, which historically have been Fisher, VWR, Baxter Scientific Products and CMS. As discussed previously, these major distributors experienced significant consolidation in 1995, with Fisher acquiring CMS and VWR acquiring the industrial products division of Baxter Scientific Products. This consolidation slowed sales in the domestic segment of the laboratory business in 1995 and during the first half of 1996. The softness was primarily due to consolidation of inventories by the distributors and not due to a deterioration of end-user demand.

     Because of the significance of our sales to these major laboratory distributors, the loss of any one of them (now Fisher, VWR and Allegiance) could have a materially adverse effect on our business. Our subsidiaries in the laboratory segment do not have any contractual relationships with these distributors. However, our subsidiaries have long-standing relationships with them and, in certain cases, their predecessors. Although not to the same extent as the laboratory segment, Kerr also sells through distributors. Two of Kerr's large distributors, Henry Schein, Inc. and Sullivan Dental Products, Inc, merged in November 1997. We do not believe this merger will have a material impact on Kerr's sales. The loss of certain of Kerr's distributors could have a material adverse effect on our results of operations or financial condition.

ITEM 2. PROPERTIES

     Our subsidiaries operate manufacturing facilities in the United States and certain foreign countries. The principal domestic facilities of our subsidiaries, other than NNI's Nunc facility in Naperville, Illinois, are leased.

     The following table sets forth information regarding our principal properties by Operating Subsidiary. Properties less than 20,000 square feet have been omitted from this table:

SUBSIDIARY/LOCATION OF FACILITY                        BUILDING SPACE AND USE             OWNED OR LEASED
-------------------------------                        ----------------------             ---------------
PROPERTIES USED BY LABORATORY SEGMENT
-------------------------------------
NNI
  Penfield, New York                                   266,000 sq. ft./manufacturing,         leased
                                                       warehouse and headquarters
  New Castle, Delaware                                 25,900 sq. ft./manufacturing,          leased
                                                       warehouse and offices
  Wiesbaden, Germany                                   21,000 sq. ft./warehouse               leased
  Naperville, Illinois                                 103,000 sq. ft./manufacturing,          owned
                                                       warehouse and office
  Roskilde, Denmark                                    151,000 sq. ft./manufacturing           owned
                                                       and office
  Lafayette, New Jersey                                36,000 sq. ft./manufacturing,          leased
                                                       warehouse and offices
  Bridgewater, New Jersey                              44,000 sq. ft./manufacturing,          leased
                                                       warehouse and offices
  Reading, Pennsylvania                                46,000 sq. ft./manufacturing,          leased
                                                       warehouse and offices
  Kenosha, Wisconsin                                   27,000 sq. ft./manufacturing,          leased
                                                       warehouse and offices
Erie
  Portsmouth, New Hampshire                            141,000 sq. ft./manufacturing          leased
                                                       and headquarters
  Braunschweig, Germany                                40,000 sq. ft./manufacturing            owned
  Romont, Switzerland                                  176,000 sq. ft./manufacturing           owned
  Aguadilla, Puerto Rico                               23,000 sq. ft./manufacturing           leased
  West Paterson, New Jersey                            20,000 sq. ft./manufacturing           leased

SUBSIDIARY/LOCATION OF FACILITY                        BUILDING SPACE AND USE             OWNED OR LEASED
-------------------------------                        ----------------------             ---------------
  Woburn, Massachusetts                                32,000 sq. ft./manufacturing           leased
  East Providence, Rhode Island                        38,000 sq. ft./manufacturing           leased
  Kalamazoo, Michigan                                  40,000 sq. ft./manufacturing           leased
  Naugatuck, Connecticut                               80,000 sq. ft./manufacturing            owned
  Holtsville, New York                                 30,000 sq. ft./manufacturing            owned
  Wayne, New Jersey                                    32,500 sq. ft./manufacturing           leased
  Lenexa, Kansas                                       123,000 sq. ft./manufacturing,          owned
                                                       warehouse and office
  Lake Charles, Louisiana                              23,000 sq. ft./manufacturing            owned
                                                       and offices
  Ramsey, Minnesota                                    25,000 sq. ft./manufacturing           leased
                                                       and offices
  Portland, Maine                                      33,000 sq. ft./manufacturing           leased
                                                       and offices
  Decatur, Georgia                                     30,000 sq. ft./office and              leased
                                                       warehouse
Barnstead/Thermolyne
  Dubuque, Iowa                                        180,000 sq. ft./manufacturing          leased
                                                       and headquarters
PROPERTIES USED BY DENTAL SEGMENT
---------------------------------
Sybron Dental Specialties
  Orange, California                                   104,000 sq. ft./headquarters,          leased
                                                       administration, manufacturing
                                                       and warehouse
Kerr
  Morrisburg, Ontario                                  30,000 sq. ft./manufacturing            owned
  Danbury, Connecticut                                 30,000 sq. ft./office,                 leased
                                                       warehouse and manufacturing
  Romulus, Michigan                                    220,000 sq. ft./manufacturing          leased
  Scafati, Italy                                       39,000 sq. ft./manufacturing            owned
Ormco
  Mexicali, Mexico                                     21,000 sq. ft./office and              leased
                                                       manufacturing
  Glendora, California                                 66,000 sq. ft./manufacturing           leased
  Redmond, Washington                                  29,000 sq. ft./manufacturing,          leased
                                                       warehouse and offices
  Uman, Yucatan, Mexico                                35,000 sq. ft./manufacturing            owned

     We consider our plants and equipment to be well-maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our Credit Facilities, as defined in Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 3. LEGAL PROCEEDINGS

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including products liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. With the exception of the specific sites discussed below, based upon the insurance available under our insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might foreseeably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

     A subsidiary of the Company has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company's total contribution to such effort, which has been paid, was approximately $46,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. The Company is participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study which will be used by the EPA to determine what remedy, if any, should be required at the site. This study is not expected to be completed prior to the end of 1998. Because the study, which involves extensive testing required to characterize the existence, extent and nature of any contamination to determine potential remedies, has not yet been completed, an estimate of the Company's potential liability cannot be made. However, although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes any ultimate liability will not have a material adverse effect on the Company's results of operations or financial condition.

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

     See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and offices of our executive officers, who include the presidents of NNI, Erie, Barnstead/Thermolyne, Sybron Dental Specialties, Kerr and Ormco. All executive officers hold office at the pleasure of the Board of Directors.

NAME                             AGE    POSITIONS
----                             ---    ---------
Kenneth F. Yontz...............  53     Chairman of the Board, President and Chief Executive
                                        Officer
Dennis Brown...................  50     Vice President -- Finance, Chief Financial Officer and
                                        Treasurer
R. Jeffrey Harris..............  42     Vice President -- General Counsel and Secretary
David T. Della Penta...........  49     President, NNI
Frank H. Jellinek, Jr..........  52     President, Erie
Randy Hoff.....................  47     President, Barnstead/Thermolyne
Floyd W. Pickrell, Jr..........  52     President, Sybron Dental Specialties, Ormco and Kerr

     The following sets forth the principal occupations, as well as directorships, for the periods specified of the executive officers, including the presidents of the Operating Subsidiaries.

     Mr. Yontz. President and Chief Executive Officer of the Company since October 1987; Chairman of the Board since December 1987; President and Chief Executive Officer of the Acquired Company from February 1986 until September 1992; Director of the Acquired Company from February 1986 to March 1988; previously Group Vice President and Executive Vice President of the Allen-Bradley Company. Director of Berg Electronics, Inc., Playtex Products, Inc. and Viasystems Group Inc.

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

     Mr. Della Penta. Joined the Acquired Company in 1970 and joined Nalge in 1981 as Controller, becoming Vice President -- Finance in 1982; became Vice President -- Manufacturing of Nalge in 1986 and Vice President -- Marketing of Nalge in 1987; appointed as Nalge's President in May 1989; appointed President of NNI in November 1995. Director of Sear Brown Associates and Yellow Springs Instrument, Incorporated.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We have not since our inception paid any dividends on our Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements. We have no current intention to pay cash dividends on our Common Stock.

     Based upon record ownership as of December 1, 1997, the number of holders of our Common Stock is 406.

     Our Common Stock trades on the New York Stock Exchange under the symbol "SYB". The market information set forth below is based on New York Stock Exchange sales prices.

                   FISCAL 1996                      HIGH        LOW
                   -----------                      ----        ---
First Quarter....................................  $24.125    $18.438
Second Quarter...................................   25.000     21.875
Third Quarter....................................   27.500     23.125
Fourth Quarter...................................   29.750     24.375

                   FISCAL 1997                      HIGH        LOW
                   -----------                      ----        ---
First Quarter....................................  $33.750    $28.750
Second Quarter...................................   34.750     26.750
Third Quarter....................................   40.750     27.125
Fourth Quarter...................................   43.750     39.250

ITEM 6. SELECTED FINANCIAL DATA

                                                    YEAR ENDED SEPTEMBER 30,
                                  ------------------------------------------------------------
                                    1993         1994         1995         1996         1997
                                  --------     --------     --------     --------     --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data(a):
Net sales......................   $395,404     $439,704     $519,200     $674,457     $795,087
Income before extraordinary
  items and cumulative effect
  of accounting change.........     25,793       43,015       51,800       57,584       81,876
Extraordinary items............     (8,531)(b)       --       (2,885)(b)       --         (673)(b)
Cumulative effect of accounting
  change.......................         --         (420)(c)       --           --           --
Net income.....................     17,262       42,595       48,915       57,584       81,203
Earnings per share:
Earnings per common share
  before extraordinary items
  and cumulative effect of
  accounting change............        .57(d)       .92         1.10         1.20(d)      1.65
Extraordinary items............       (.19)          --         (.06)          --         (.01)
Cumulative effect of accounting
  change.......................         --         (.01)          --           --           --
Earnings per common share......        .38(d)       .91         1.04         1.20(d)      1.64

                                                      AS OF SEPTEMBER 30,
                                 --------------------------------------------------------------
                                   1993         1994         1995         1996          1997
                                 --------     --------     --------     --------     ----------
                                                         (IN THOUSANDS)
Balance Sheet Data:
  Total assets................   $481,291     $557,676     $852,083     $974,613     $1,221,511
  Long-term debt..............    249,309      223,565      406,547      481,037        645,733
  Shareholders' equity........    126,353      176,775      227,250      283,079        366,956

---------------

(a) Includes results of acquired companies since their effective dates of acquisition with the exception of the merger of National Scientific Company with a wholly owned subsidiary of ours formed for that purpose, whose results are included from October 1, 1996. See Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report.

(b) Amount resulted from the refinancing of our debt. See Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report.

(c) Amount resulted from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 4 to our consolidated financial statements contained in Item 8 of this Annual Report.

(d) Includes a restructuring charge of $.06 and $.13 per share in fiscal 1993 and 1996, respectively. See Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with our consolidated financial statements and their notes contained in Item 8 of this Annual Report.

     Our growth in sales and operating income in 1997 has been achieved through the successful implementation of our operating strategies. Overall sales growth of 17.9% from 1996 reflects an increase in both the domestic and international sectors. Domestic sales grew by $109.0 million, bolstered by sales of new products and by 11 domestic acquisitions. Acquisitions accounted for approximately $86.0 million of the domestic 1997 sales growth. International sales grew by $11.6 million. Acquisitions accounted for approximately $13.3 million of the international sales growth, while unfavorable foreign currency effects decreased international sales by approximately $14.9 million.

     As discussed in Item 1, "Business -- General", we have maintained an active program of developing and marketing both new products and product line extensions. We believe that new product introductions are important to the ability of our Operating Subsidiaries to maintain their competitive positions. We have also pursued numerous acquisition opportunities, completing more than 40 acquisitions since 1993, 12 of which we completed in 1997. Acquisitions completed in 1997 were as follows:

                                   APPROXIMATE     ACQUISITION
            COMPANY               ANNUAL SALES        DATE                       DESCRIPTION
            -------               ------------     -----------                   -----------
Pure Fit, Inc..................   $ 2.7 million       10/96       Manufacturer of stainless steel fittings
                                                                  used in the fabrication and assembly of
                                                                  sanitary and food grade hose.
D&W, Inc.......................   $ 0.5 million       10/96       Manufacturer of cut glass.
Trend Scientific, Inc..........   $ 2.5 million        1/97       Manufacturer of diagnostic testing
                                                                  systems for microbiology laboratories.
Precision Rotary Instruments...   $ 4.4 million        2/97       Manufacturer of carbide and diamond
                                                                  dental burs.
Harvey(R) bench top sterilizer
  business line of
  Getinge/Castle, Inc..........   $10.0 million        3/97       Manufacturer of bench top sterilizers.
Alexon Biomedical, Inc.........   $ 5.9 million        4/97       Manufacturer of diagnostic test kits for
                                                                  intestinal infections.
Remel Limited Partnership......   $63.3 million*       5/97       Manufacturer and distributor of an
                                                                  extensive line of microbiology and
                                                                  diagnostic products.
Nippon Intermed K.K............   $ 9.1 million        5/97       Acquired 75% of the outstanding stock of
                                                                  a Japanese distributor of NNI products.
National Scientific Company....   $10.0 million        5/97       Manufacturer of supplies for the
                                                                  laboratory industry primarily used in
                                                                  chromatography analysis.
Drug Screening Systems, Inc....   $ 2.2 million        6/97       Manufacturer of on-site drug screening
                                                                  products.
Carr-Scarborough
  Microbiologicals, Inc........   $ 8.8 million        7/97       Manufacturer of medical diagnostic
                                                                  products used to detect bacteria and
                                                                  fungi involved in infections.
Integrated Separation
  Systems......................   $ 4.0 million        7/97       Manufacturer of electrophoresis gels,
                                                                  reagents, equipment and related
                                                                  accessories.

---------------

* Includes pro forma estimate for Chrisope Technologies L.C., acquired by Remel Limited Partnership in November 1996.

     These acquisitions are consistent with our strategy of acquiring product lines that can be manufactured in existing facilities, sold through existing sales and distribution networks, or both. We intend to continue to seek out acquisition candidates consistent with our strategy. However, there can be no assurance of the number or size of future acquisitions.

     As described in Item 3, "Legal Proceedings", one of our subsidiaries is involved as a PRP at the Aqua-Tech Site, and another is involved in legal proceedings relating to environmental claims against it with respect to the Rochester Site. Because the testing has not been done to determine what remedy, if any, should be required at the Aqua-Tech Site and will not be completed prior to the end of 1998, an estimate of our potential liability with respect to this site cannot be made at this time. However, and although CERCLA does provide for joint and several liability, because our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, we believe that any ultimate liability with respect to the Aqua-Tech Site will not have a material adverse effect on our results of operations or financial condition.

     As previously reported, on May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments ("Taylor") facility in Rochester, New York (the "Rochester Site" or "Site"), a discontinued operation. According to CE's complaint, its claims are based on an asset purchase and sale agreement dated as of September 30, 1983, pursuant to which Taylor was sold to CE (the "1983 Agreement"), and an agreement between a subsidiary of the Company and CE dated August 14, 1987 (the "1987 Agreement"). The complaint alleges that under the 1983 Agreement the Company retained certain liabilities for, and indemnified CE with respect to, environmental contamination, hazards and other conditions that existed at the time of the sale of Taylor to CE, and that under the 1987 Agreement, the Company agreed to bear 70 percent of the costs thereafter incurred to clean up, remediate and remove mercury from the land and buildings at the Rochester Site. CE's complaint seeks declaratory relief and claims damages of at least $10 million with respect to expenses CE has incurred and expects to incur to remediate and remove mercury contamination from the land and buildings sold to CE at the Rochester Site. The complaint also seeks declaratory relief and claims damages in excess of $1 million with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4.2 million. The Company denies it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination, for which the Company also denies liability. The CE Litigation has not yet advanced beyond the filing of the complaint.

     Prior to commencement of the CE Litigation, CE conducted testing at the Site to determine the nature, extent and location of any onsite contamination. It has continued to conduct onsite and offsite testing following commencement of the CE Litigation. In addition, CE negotiated and entered into a voluntary clean-up agreement ("VCA") concerning the Site with the New York State Department of Environmental Conservation (the "NYSDEC"). Under the terms of the VCA, CE and NYSDEC are to negotiate onsite and offsite cleanup goals. CE and NYSDEC are currently negotiating cleanup goals for onsite soil contamination. As part of the negotiations, CE submitted to NYSDEC a series of technical memoranda which summarize the results of investigations conducted by CE into the onsite contamination. CE also submitted to NYSDEC a draft technical memorandum which proposes onsite cleanup goals for soil contaminated by mercury, Trichloroethylene ("TCE") and total volatile organic compounds ("TVOCs"). CE's submission estimated that the remediation of mercury contaminated soils would cost approximately $2.3 million based on a proposed plan to excavate and remove mercury contaminated soils exceeding CE's proposed cleanup goal, and that the remediation of TCE and TVOC contaminated soils would cost between $40,000 and $6.1 million, depending upon the remedial method for TCE and TVOC contaminated soils ultimately agreed upon by CE and NYSDEC. Once the cleanup goals for onsite soil contamination are established, CE and NYSDEC plan to address both onsite and offsite ground water contamination in conjunction with the negotiations concerning offsite cleanup goals. CE and NYSDEC agreed in the VCA to reach agreement on offsite cleanup goals by January 31, 1998. To assist in those negotiations, CE is presently contemplating whether to perform an additional investigation of groundwater to further define the nature and extent of any offsite groundwater contamination emanating from the Site. The Company believes the cost estimates developed by CE for the onsite soil remediation are not reliable or meaningful cost estimates as they are based on insufficient data and information. In addition, because CE and NYSDEC have not yet reached agreement on either onsite or offsite cleanup goals, or on the remedial method for achieving the yet-to-be-agreed-upon onsite and offsite cleanup goals, and because the extent of the Company's liability, if any, to CE is uncertain, the Company cannot estimate the potential cost to it of CE's claims.

     The Company has provided notice of CE's claims to its third party liability insurance carriers. To date, the carriers have denied coverage.

     For additional information regarding factors that may influence our performance, see Item 1, "Business" and Item 3, "Legal Proceedings".

     Our results of operations reflect goodwill amortization, other amortization, and depreciation, which are non-cash charges, totaling $33.7 million, $44.1 million and $48.9 million in 1995, 1996 and 1997, respectively. Depreciation and amortization increased in 1997 due to our acquisition activity and associated amortization of stepped up assets and goodwill. In fiscal 1998, depreciation of stepped-up assets associated with the leveraged buyout in 1987 of a company known at the time as Sybron Corporation (the "Acquisition") will decrease by approximately $2.9 million, primarily as a result of the completed write-off of depreciation associated with machinery and equipment with a ten year life. This decrease is expected to be entirely offset by past and continuing acquisition activity. As discussed below in "Liquidity and Capital Resources", our earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $141.7 million, $180.3 million and $228.0 million in 1995, 1996 and 1997, respectively. EBITDA represents, for any relevant period, net income (except that extraordinary items are excluded) plus (i) interest expense, (ii) provision for income taxes, (iii) depreciation, and (iv) amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

     Substantial portions of our net sales, net income and cash flows from operations are derived internationally. The financial position and the results of operations from substantially all our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Effects of foreign currency fluctuations are also mitigated by the fact that our subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations due to the relative value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of the U.S. dollar. In order to hedge against future strengthening of the U.S. dollar, from time to time in the past and most recently in October 1997 we employed currency hedges through the purchase of a series of options. In October 1997 we purchased options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. These options will expire in the third and fourth quarter of fiscal 1998 and are designed to protect us from potential detrimental effects of currency movements associated with the United States dollar versus the German mark and the French franc as compared to the 1997 third and fourth quarters. From time to time, we may employ additional currency hedges to mitigate the impact of foreign currency fluctuations.

     Based on a preliminary study, we expect to incur total expenses of approximately $1.0 million to modify certain computer information systems in order to enable proper processing of transactions relating to the year 2000 and beyond. We expect most of these expenses to be incurred in fiscal 1998. We continue to evaluate other appropriate courses of corrective action, including the replacement of certain systems at an estimated cost of $2.6 million which would be capitalized and amortized over the systems useful lives. We do not expect the amounts to be expensed over the next two years to have a material effect on our financial position or results of operations. In 1997, approximately $0.2 million was expensed on year 2000 issues.

     The following table sets forth our domestic sales and sales outside the United States in 1995, 1996 and 1997. See also Note 15 to our consolidated financial statements contained in Item 8 of this Annual Report.

                                                              YEAR ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                            1995        1996        1997
                                                          --------    --------    --------
                                                                   (IN THOUSANDS)
Domestic sales........................................    $332,646    $429,988    $539,006
Sales outside the United States.......................     186,554     244,469     256,081
                                                          --------    --------    --------
Total sales...........................................    $519,200    $674,457    $795,087
                                                          ========    ========    ========

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 1997
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

     Net Sales. Net sales for the year ended September 30, 1997 were $795.1 million, an increase of 17.9% from 1996 net sales of $674.5 million. Net sales in the laboratory segment were $491.2 million in 1997, an increase of 24.6% from 1996 net sales of $394.3 million. Increased net sales in the laboratory segment resulted primarily from: (i) net sales of products of acquired companies (approximately $89.3 million), (ii) price increases (approximately $7.0 million), (iii) net sales of new products (approximately $5.2 million) and (iv) increased net sales of existing products (approximately $1.8 million ), partially offset by unfavorable foreign currency fluctuations (approximately $6.0 million). In the dental segment, net sales were $303.9 million in 1997, an increase of 8.5% from 1996 net sales of $280.1 million. Increased net sales in the dental segment resulted primarily from: (i) increased net sales of existing products (approximately $16.3 million), (ii) net sales of products of acquired companies (approximately $9.9 million) and (iii) net sales of new products (approximately $6.4 million), partially offset by unfavorable foreign currency fluctuations (approximately $8.9 million).

     Gross Profit. Gross profit for the year ended September 30, 1997 was $403.2 million, an increase of 19.0% from 1996 gross profit (before the restructuring charge discussed below) of $338.9 million. Gross profit in the laboratory segment was $231.2 million (47.1% of segment net sales), an increase of 28.1% from 1996 gross profit of $180.5 million (45.8% of segment net sales). Increased gross profit in the laboratory segment was primarily from: (i) the effects of acquired companies (approximately $43.0 million) and (ii) increased volume (approximately $15.0 million), partially offset by (i) increased material costs (approximately $2.5 million), (ii) unfavorable foreign currency fluctuations (approximately $2.3 million), (iii) higher fixed overhead (approximately $1.1 million ) and (iv) increased scrap (approximately $0.9 million). In the dental segment, gross profit was $172.0 million (56.6% of segment net sales), an increase of 8.6% from 1996 gross profit of $158.3 million (56.5% of segment net sales). Increased gross profit in the dental segment was primarily from : (i) increased volume (approximately $13.1 million) and (ii) the effects of acquired companies (approximately $4.7 million), partially offset by unfavorable foreign currency impacts (approximately $4.3 million).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1997 were $223.2 million (28.1% of net sales) as compared to $194.6 million (before the restructuring charges discussed below) (28.9% of net sales) in 1996. General and administrative expenses at the corporate level, including amortization of goodwill, were $18.5 million in 1997, representing a decrease of 14.8% from $21.7 million in 1996. Decreases at the corporate level were primarily from (i) reduced legal expense (approximately $1.9 million), (ii) reduced pension and postretirement expense (approximately $0.8 million) and (iii) reduced foreign corporate overhead (approximately $0.3 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $204.7 million, representing a $31.8 million (18.4%) increase over $172.9 million in 1996. Increases at the subsidiary level were primarily due to: (i) increased selling, general and administrative expenses as a result of acquired businesses (approximately $18.0 million), (ii) increased marketing expenses (approximately $5.1 million), (iii) increased general and administrative expenses (approximately $4.0 million), (iv) increased amortization of intangibles primarily as a result of acquisitions (approximately $2.9 million), (v) unfavorable foreign currency impacts (approximately $1.8 million) and (vi) increased research and development expenses (approximately $0.7 million).

     Restructuring Charge. In March of 1996, we recorded a restructuring charge of $8.3 million ($6.1 million after tax or $0.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions and the exiting of several product lines. Approximately $4.5 million and $3.2 million were charged against this reserve in 1996 and 1997, respectively. As of September 30, 1997 approximately $0.6 million of the established liability remains to be expended and is recorded in other current liabilities. We expect to charge the remaining $0.6 million over the remaining terms of certain lease and severance arrangements. Principal items in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2.3 million), remaining lease payments and shutdown costs on exited facilities (approximately $2.1 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily of Sybron Dental Specialties (approximately $2.5 million), a statutory tax penalty (approximately $0.7 million) and other related restructuring costs (approximately $0.7 million).

     Operating Income. As a result of the foregoing, operating income was $180.0 million (22.6% of net sales) for 1997, as compared with $136.7 million (20.3% of net sales) in 1996. Operating income in the laboratory segment was $112.3 million (22.9% of segment net sales) as compared to $82.6 million (20.9% of segment net sales) in 1996. Operating income in the dental segment was $67.7 million (22.3% of segment net sales) in 1997 as compared to $54.1 million (19.3% of segment net sales) in 1996. Both the laboratory and dental segment margins were unfavorably impacted in 1996 by the nonrecurring restructuring charge referred to above.

     Interest Expense. Interest expense was $43.2 million in 1997, an increase of $8.0 million from 1996. The increase resulted from a higher average debt balance in 1997, resulting primarily from our acquisition activity.

     Income Taxes. Taxes on income were $54.0 million, an increase of $10.7 million. The increase was primarily the result of increased taxable earnings.

     Extraordinary Item. As a result of the Second Amendment to the Credit Facilities (as defined later herein), we wrote off, as an extraordinary item, approximately $1.0 million (approximately $0.7 million net of income tax) of unamortized deferred financing fees.

     Net Income. As a result of the foregoing, we had net income of $81.2 million in 1997, as compared to net income of $57.6 million in 1996.

     Depreciation and Amortization. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased in 1997 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

     New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This change will require us to report both basic and diluted earnings per share ("EPS") beginning in fiscal 1998 and is expected to result in basic EPS increasing over previously reported primary and fully diluted EPS by $.01, $.03 and $.06 in 1995, 1996 and 1997, respectively. Diluted EPS is expected to remain the same as previously reported primary and fully diluted EPS in 1995, 1996 and 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). As a result of SFAS 130, we will be required to separately report comprehensive income components previously excluded from our net income. Comprehensive income includes all changes to our equity during a period except those resulting from investments by or distributions to shareholders. Because comprehensive income is subject to external factors beyond our control, including but not limited to foreign currency fluctuations and economic factors, we cannot at this time estimate impacts from SFAS 130.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way we are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We believe that we currently comply with FAS 131.

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 1996
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995

     Net Sales. Net sales for the year ended September 30, 1996 were $674.5 million, an increase of 29.9% from 1995 net sales of $519.2 million. Net sales in the laboratory segment were $394.3 million in 1996, an increase of 46.9% from 1995 net sales of $268.4 million. Increased net sales in the laboratory segment resulted primarily from: (i) net sales from the acquisition of Nunc (approximately $57.0 million), (ii) net sales of products from other acquired companies (approximately $53.8 million), (iii) an increase in net sales of existing products (approximately $6.4 million), (iv) price increases (approximately $6.2 million) and (v) net sales of new products (approximately $2.4 million), partially offset by an unfavorable foreign currency impact (approximately $0.2 million). In the dental segment, net sales were $280.2 million in 1996, an increase of 11.7% from 1995 net sales. Increased net sales in the dental segment resulted primarily from: (i) net sales of products from acquired companies (approximately $17.6 million), (ii) sales of new products (approximately $12.8 million) and (iii) favorable foreign currency impacts (approximately $0.3 million), partially offset by decreased sales of existing products (approximately $1.7 million).

     Gross Profit. Gross profit for 1996, before a restructuring charge discussed below, was $338.9 million, an increase of 30.4% from 1995 gross profit of $259.8 million. Gross profit in the laboratory segment was $180.5 million (45.8% of segment net sales), an increase of 50.3% from 1995 gross profit of $120.1 million (44.7% of segment net sales). Increased gross profit in the laboratory segment was primarily from: (i) the gross profit from the acquisition of Nunc (approximately $28.0 million), (ii) the additional gross profit from other acquisitions (approximately $19.7 million), (iii) increased sales volume (approximately $6.0 million), (iv) a favorable product mix (approximately $4.8 million), (v) decreased material costs (approximately $1.5 million) and (vi) various inventory factors (approximately $0.3 million). In the dental segment, gross profit was $158.4 million (56.5% of segment net sales), an increase of 13.3% from 1995 gross profit of $139.7 million (55.7% of segment net sales). Increased gross profit in the dental segment was primarily from : (i) the additional gross profit from acquired businesses (approximately $12.4 million) and (ii) increased sales volume (approximately $6.7 million), partially offset by increased material costs (approximately $1.0 million).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996, prior to a restructuring charge discussed below, were $194.6 million (28.9% of net sales) as compared to $150.7 million (29.0% of net sales) in 1995. General and administrative expenses at the corporate level, including amortization of goodwill, were $21.7 million in 1996, representing an increase of 7.8% from $20.1 million in 1995. Increases at the corporate level were primarily due to (i) an increase in insurance expense (approximately $0.8 million) and (ii) an increase in employee benefits expense (approximately $0.2 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $172.9 million in 1996, representing a $42.3 million (32.4%) increase over 1995. Increases at the subsidiary level were primarily due to: (i) increased selling, general and administrative expenses as a result of acquired businesses (approximately $20.7 million), (ii) increased marketing expenses (approximately $7.3 million), (iii) increased general and administrative expenses (approximately $6.2 million), (iv) increased amortization of intangibles primarily as a result of the purchase of Nunc (approximately $6.0 million), (v) increased research and development expenses (approximately $1.4 million) and (vi) unfavorable foreign currency impacts (approximately $0.7 million).

     Restructuring Charge. In March of 1996, we recorded a restructuring charge of $8.3 million ($6.1 million aftertax or $0.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions and the exiting of several product lines. Approximately $4.5 million was charged against this reserve as of September 30, 1996. As of September 30, 1996 approximately $3.8 million of the established liability remained to be expended and was recorded in other current liabilities. The Company charged approximately $3.2 million against the reserve in 1997 and the remaining $0.6 million will be charged some time thereafter. Principal items in the reserve are severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2.3 million), remaining lease payments and shutdown costs on exited facilities (approximately $2.1 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily of Sybron Dental Specialties (approximately $2.5 million), a statutory tax penalty (approximately $0.7 million) and other related restructuring costs (approximately $0.7 million).

     Operating Income. As a result of the foregoing, operating income was $136.7 million (20.3% of net sales) in 1996, as compared with $109.1 million (21.0% of net sales) in 1995. Operating income in the laboratory segment was $82.6 million in 1996 (20.9% of segment net sales) as compared to $55.2 million (20.6% of segment net sales) in 1995. Operating income in the dental segment was $54.1 million (19.3% of segment net sales) in 1996 as compared to $53.9 million (21.5% of segment net sales) in 1995. Both the laboratory and dental segment margins were negatively impacted by the restructuring charge referred to above.

     Interest Expense. Interest expense was $35.2 million in 1996, an increase of $12.2 million from 1995. The increase resulted from a higher average debt balance in 1996, resulting primarily from the Company's acquisition activity.

     Income Taxes. Taxes on income were $43.3 million in 1996, an increase of $10.2 million from 1995. This was primarily the result of increased taxable earnings.

     Extraordinary Item. As a result of the refinancing of our debt in 1995, we wrote off, as an extraordinary item, approximately $4.6 million ($2.9 million net of income tax) of unamortized deferred financing fees.

     Net Income. As a result of the foregoing, we had net income of $57.6 million in 1996, as compared to net income of $48.9 million in 1995.

     Depreciation and Amortization. Depreciation and amortization expense was allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased in 1996 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the acquisition of Nunc, as well as from additions from other acquisitions and capital expenditures.

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition and the acquisitions completed since 1987, we increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $160.4 million in 1997, primarily as a result of acquisition activity. We believe, therefore, that EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

     Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy and the periodic expansion of physical facilities. In addition, in the event we should be held liable for CE's claims in the CE Litigation (described above), liability for which we deny, we could require capital to satisfy such liabilities, depending upon their magnitude. It is currently our intent to continue to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. See also Note 14 to our consolidated financial statements contained in Item 8 of this annual report.

     The statement contained in the immediately preceding paragraph concerning our intent to continue to pursue our acquisition strategy is a forward-looking statement. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of our Credit Facilities and the availability of suitable acquisition candidates at reasonable prices. See "Cautionary Factors" below.

     On July 31, 1995, we entered into a new credit agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, we borrowed $300 million under the Term Loan Facility and approximately $122.5 million under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under our previous credit facilities). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under our previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option for us in setting interest rates. On April 25, 1997, we entered into a second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment is an expansion of the Credit Facilities. The Term Loan Facility was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300 million to $600 million. On April 25, 1997, we borrowed a total of $622.9 million under the Credit Facilities. The proceeds were used to repay $466.3 million of previously existing LIBOR (as defined below) and ABR loans (as defined below) (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156.6 million with respect to the purchase of Remel which includes both the purchase price and payment of assumed debt. The $72 million of CAF (as defined below) borrowings remained in place.

     Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) are anticipated to be our largest use of operating funds in the future. The Credit Facilities provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of our total debt to EBITDA , or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). In 1997, the average interest rate on the Term Loan Facility (inclusive of the swap agreements described below) was 6.4% and the average interest rate on the Revolving Credit Facility was 6.5%.

     As a result of the terms of the Credit Agreement and our agreement governing the previous credit facilities, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, prior to September 30, 1997, we entered into eight interest rate swap agreements, aggregating a notional amount of $425 million, to hedge against a rise in interest rates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During 1997, the LIBOR Margin was .75%. The swap agreement rates and durations are as follows:

           EXPIRATION DATE             NOTIONAL AMOUNT     SWAP AGREEMENT DATE    SWAP AGREEMENT RATE
           ---------------             ----------------    -------------------    -------------------
December 15, 1997....................    $50 million       December 16, 1996              5.64%
July 7, 1998.........................    $50 million       July 7, 1993                   5.17%
August 9, 1999.......................    $50 million       August 7, 1997                6.077%
August 9, 1999.......................    $50 million       August 7, 1997                6.077%
August 13, 1999......................    $50 million       August 13, 1993                5.54%
September 8, 2000....................    $50 million       December 8, 1995               5.56%
May 7, 2001..........................    $75 million       May 7, 1997                  6.5875%
September 10, 2001...................    $50 million       December 8, 1995              5.623%

     Also as part of the permanent financing for the Acquisition, on December 22, 1988, we entered into the sale and leaseback of our principal domestic facilities (the "Sale/Leaseback"). In January 1994, the annual obligation under the Sale/Leaseback increased from $2.9 million to $3.3 million, payable monthly. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will not occur until January 1, 1999.

     We intend to fund our acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback, restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolving Credit Facility. To the extent that funds are not available, particularly with respect to our acquisition strategy, we will have to raise additional capital.

     As set forth above, after the Second Amendment, the Revolving Credit Facility provides up to $600 million in available credit. At September 30, 1997, there was $229.8 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in 1997. Annual payments, commencing in fiscal 1998, are due as follows: $35 million, $36.25 million, $42.5 million, $53.75 million and $123.75 million.

     The Credit Agreement contains numerous financial and operating covenants, including, among other things, restrictions on investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens or to pay cash dividends in excess of $50.0 million plus 50% of our consolidated net income for each fiscal quarter ending after June 30, 1995, less any dividends paid after June 22, 1994; and limitations on incurrence of additional indebtedness. The Credit Agreement permits us to make acquisitions provided we continue to satisfy all financial covenants upon any such acquisition. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control.

CAUTIONARY FACTORS

     This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

     - Factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability.

     - Factors affecting our ability to continue pursuing our current acquisition strategy, including our ability to raise capital beyond the capacity of our existing Credit Facilities or to use our stock for acquisitions, the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

     - Factors affecting our ability to profitably distribute and sell our products, including any changes in our business relationships with our principal distributors, primarily in the laboratory segment, competitive factors such as the entrance of additional competitors into our markets, pricing and technological competition, and risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing dental, orthodontic and laboratory technologies.

     - With respect to Erie, factors affecting its Erie Electroverre S.A. subsidiary's ability to manufacture the glass used by Erie's worldwide manufacturing operations, including delays encountered in connection with the periodic rebuild of the sheet glass furnace and furnace malfunctions at a time when inventory levels are not sufficient to sustain Erie's flat glass operations.

     - Factors affecting our ability to hire and retain competent employees, including unionization of our non-union employees and changes in relationships with our unionized employees.

     - The risk of strikes or other labor disputes at those locations which are unionized which could affect our operations.

     - Factors affecting our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies, including the promulgation of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of our products.

     - Factors affecting the economy generally, including a rise in interest rates, the financial and business conditions of our customers and the demand for customers' products and services that utilize Company products.

     - Factors relating to the impact of changing public and private health care budgets which could affect demand for or pricing of our products.

     - Factors affecting our financial performance or condition, including tax legislation, unanticipated restrictions on our ability to transfer funds from our subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

     - The cost and other effects of claims involving our products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

     - Factors affecting our ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

     - Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

     - Factors affecting information systems associated with year 2000 compliance both internally and by our customers and suppliers.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        SYBRON INTERNATIONAL CORPORATION

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   32
Consolidated Balance Sheets as of September 30, 1996 and
  1997......................................................   33
Consolidated Statements of Income for the years ended
  September 30, 1995, 1996 and 1997.........................   34
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1995, 1996 and 1997.............   35
Consolidated Statements of Cash Flows for the years ended
  September 30, 1995, 1996 and 1997.........................   36
Notes to Consolidated Financial Statements..................   37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     We have audited the accompanying consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron International Corporation and subsidiaries as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Milwaukee, Wisconsin
November 7, 1997

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1996         1997
                                                              --------    ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 10,874    $   17,155
  Accounts receivable (less allowance for doubtful
     receivables of $2,429 and $3,312 in 1996 and 1997,
     respectively) (note 2).................................   127,849       165,907
  Inventories (note 3)......................................   120,317       144,217
  Deferred income taxes (note 4)............................    11,588        16,629
  Prepaid expenses and other current assets.................    12,012        15,880
                                                              --------    ----------
          Total current assets..............................   282,640       359,788
                                                              --------    ----------
Property, plant and equipment, net (notes 5 and 7)..........   170,151       190,291
Intangible assets (note 6)..................................   502,079       647,567
Deferred income taxes (note 4)..............................    12,563        16,468
Other assets................................................     7,180         7,397
                                                              --------    ----------
          Total assets......................................  $974,613    $1,221,511
                                                              ========    ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 30,398    $   41,184
  Current portion of long-term debt (notes 7 and 8).........    40,603        37,252
  Income taxes payable (note 4).............................     7,636           954
  Accrued payroll and employee benefits (note 10)...........    29,824        34,466
  Deferred income taxes (note 4)............................     2,542         4,794
  Other current liabilities (notes 11 and 13)...............    27,764        25,630
                                                              --------    ----------
          Total current liabilities.........................   138,767       144,280
                                                              --------    ----------
Long-term debt (notes 7 and 8)..............................   481,037       645,733
Deferred income taxes (note 4)..............................    55,686        51,761
Other liabilities (note 10).................................    16,044        12,781
Commitments and contingent liabilities (notes 8, 10 and 13)
Shareholders' equity (note 12):
  Preferred stock, $0.01 par value; authorized 20,000,000
     shares.................................................        --            --
  Common stock, $0.01 par value; authorized 110,000,000
     shares, issued 46,924,588 and 48,173,028 shares in 1996
     and 1997, respectively; outstanding 46,923,060 and
     48,172,482 shares in 1996 and 1997, respectively.......       469           481
  Equity rights, 698 and 250 rights at $1.09 per right in
     1996 and 1997, respectively............................         1            --
  Additional paid-in capital................................   179,954       197,799
  Retained earnings.........................................   111,845       194,194
  Cumulative foreign currency translation adjustment........    (9,189)      (25,518)
  Treasury common stock, 1,528 and 546 shares at cost in
     1996 and 1997, respectively............................        (1)           --
                                                              --------    ----------
          Total shareholders' equity........................   283,079       366,956
                                                              --------    ----------
          Total liabilities and shareholders' equity........  $974,613    $1,221,511
                                                              ========    ==========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1995       1996       1997
                                                              --------   --------   --------
Net sales...................................................  $519,200   $674,457   $795,087
Cost of sales:
  Cost of product sold......................................   255,779    331,761    388,100
  Restructuring charge (note 11)............................        --      2,223         --
  Depreciation of purchase accounting adjustments...........     3,631      3,846      3,819
                                                              --------   --------   --------
Total cost of sales.........................................   259,410    337,830    391,919
                                                              --------   --------   --------
Gross profit................................................   259,790    336,627    403,168
                                                              --------   --------   --------
Selling, general and administrative expenses................   137,110    174,852    201,586
Restructuring charge (note 11)..............................        --      5,307         --
Depreciation and amortization of purchase accounting
  adjustments...............................................    13,556     19,735     21,623
                                                              --------   --------   --------
Operating income............................................   109,124    136,733    179,959
                                                              --------   --------   --------
Other income (expense):
  Interest expense (notes 7 and 10).........................   (23,036)   (35,237)   (43,195)
  Amortization of deferred financing fees (note 7)..........      (825)      (286)      (253)
  Other, net................................................      (353)      (284)      (620)
                                                              --------   --------   --------
Income before income taxes and extraordinary items..........    84,910    100,926    135,891
Income taxes (note 4).......................................    33,110     43,342     54,015
                                                              --------   --------   --------
Income before extraordinary items...........................    51,800     57,584     81,876
Extraordinary items -- Write-off of unamortized deferred
  financing fees (net of income tax benefits of $1,699 and
  $413 in 1995 and 1997, respectively) (note 7).............    (2,885)        --       (673)
                                                              --------   --------   --------
Net income..................................................  $ 48,915   $ 57,584   $ 81,203
                                                              ========   ========   ========
Earnings per common share:
  Income before extraordinary items.........................  $   1.10   $   1.20   $   1.65
  Extraordinary items.......................................      (.06)        --       (.01)
                                                              --------   --------   --------
Net income..................................................  $   1.04   $   1.20   $   1.64
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               CUMULATIVE
                                                                                 FOREIGN                 MINIMUM      TOTAL
                                                       ADDITIONAL               CURRENCY     TREASURY    PENSION      SHARE-
                                     COMMON   EQUITY    PAID-IN     RETAINED   TRANSLATION    COMMON    LIABILITY    HOLDERS'
                                     STOCK    RIGHTS    CAPITAL     EARNINGS   ADJUSTMENT     STOCK     ADJUSTMENT    EQUITY
                                     ------   ------   ----------   --------   -----------   --------   ----------   --------
Balance at September 30, 1994......   $464     $  2     $170,927    $ 5,346     $     38       $ (2)      $  --      $176,775
Shares issued in connection with
  the exercise of 135,268 stock
  options..........................      1       --        1,550         --           --         --          --         1,551
Conversion of 294 equity rights to
  643 shares of common stock.......     --       (1)          --         --           --          1          --            --
Tax benefits related to stock
  options..........................     --       --          297         --           --         --          --           297
Net income.........................     --       --           --     48,915           --         --          --        48,915
Foreign currency
  translation adjustment...........     --       --           --         --          182         --          --           182
Amount related to recording minimum
  pension liability................     --       --           --         --           --         --        (470)         (470)
                                      ----     ----     --------    --------    --------        ---       -----      --------
Balance at September 30, 1995......    465        1      172,774     54,261          220         (1)       (470)      227,250
Shares issued in connection with
  the exercise of 393,722 stock
  options..........................      4       --        5,635         --           --         --          --         5,639
Tax benefits related to stock
  options..........................     --       --        1,545         --           --         --          --         1,545
Net income.........................     --       --           --     57,584           --         --          --        57,584
Foreign currency translation
  adjustment.......................     --       --           --         --       (9,409)        --          --        (9,409)
Amount related to recording minimum
  pension liability................     --       --           --         --           --         --         470           470
                                      ----     ----     --------    --------    --------        ---       -----      --------
Balance at September 30, 1996......    469        1      179,954    111,845       (9,189)        (1)         --       283,079
Shares issued in connection with
  the exercise of 725,810 stock
  options..........................      7       --       11,465         --           --         --          --        11,472
Conversion of 448 equity rights to
  980 shares common stock..........     --       (1)          --         --           --          1          --            --
Tax benefits related to stock
  options..........................     --       --        6,385         --           --         --          --         6,385
523,618 shares of common stock
  issued in connection with
  National Scientific Company
  merger...........................      5       --           (5)     2,750           --         --          --         2,750
Dividends paid by National
  Scientific Company prior to the
  merger...........................     --       --           --     (1,604)          --         --          --        (1,604)
Net income.........................     --       --           --     81,203           --         --          --        81,203
Foreign currency translation
  adjustment.......................     --       --           --         --      (16,329)        --          --       (16,329)
                                      ----     ----     --------    --------    --------        ---       -----      --------
Balance at September 30, 1997......   $481     $ --     $197,799    $194,194    $(25,518)      $ --       $  --      $366,956
                                      ====     ====     ========    ========    ========        ===       =====      ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                             1995         1996         1997
                                                           ---------    ---------    --------
Cash flows from operating activities:
  Net income............................................   $  48,915    $  57,584    $ 81,203
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.......................................      19,619       24,394      27,306
     Amortization.......................................      14,108       19,719      21,562
     Loss (gain) on sales of property, plant and
       equipment........................................        (159)         266         277
     Provision for losses on doubtful receivables.......         503        1,129         722
     Inventory provisions...............................       1,810        2,845       2,224
     Deferred income taxes..............................      (4,780)      (6,981)     (9,473)
     Extraordinary items................................       2,885           --         673
     Changes in assets and liabilities, net of effects
       of businesses acquired:
       Increase in accounts receivable..................     (15,861)     (11,743)    (20,576)
       Increase in inventories..........................     (13,930)      (7,642)     (9,843)
       (Increase) decrease in prepaid expenses and other
          current assets................................      (4,863)       1,192      (1,967)
       Increase in accounts payable.....................         658          655       5,738
       Increase (decrease) in income taxes payable......         772      (14,340)     (6,345)
       Increase in accrued payroll and employee
          benefits......................................       2,181        2,134       1,062
       Increase (decrease) in other current
          liabilities...................................       5,605       (2,285)     (3,151)
       Net change in other assets and liabilities.......       1,166          (86)      4,368
                                                           ---------    ---------    --------
       Net cash provided by operating activities........      58,629       66,841      93,780
Cash flows from investing activities:
  Capital expenditures..................................     (22,311)     (37,737)    (33,701)
  Proceeds from sales of property, plant and
     equipment..........................................         453        3,735         540
  Net payments for businesses acquired..................    (237,075)    (105,987)   (220,916)
                                                           ---------    ---------    --------
       Net cash used in investing activities............    (258,933)    (139,989)   (254,077)
Cash flows from financing activities:
  Repayment of retired credit facilities................    (261,750)          --          --
  Proceeds from new term loan facilities................     300,000           --      52,500
  Proceeds from new revolving credit facilities.........     122,500           --          --
  Principal payments on long-term debt..................     (22,680)     (36,397)    (31,302)
  Proceeds from the exercise of stock options...........       1,551        5,639      11,472
  Refinancing fees......................................      (1,230)          --      (1,238)
  Net change in revolving credit facilities.............      51,500      106,100     139,900
  Other.................................................       5,527        1,043      (1,465)
                                                           ---------    ---------    --------
       Net cash provided by financing activities........     195,418       76,385     169,867
Effect of exchange rate changes on cash and cash
  equivalents...........................................       2,935       (1,606)     (3,289)
Net increase (decrease) in cash and cash equivalents....      (1,951)       1,631       6,281
Cash and cash equivalents at beginning of year..........      11,194        9,243      10,874
                                                           ---------    ---------    --------
Cash and cash equivalents at end of year................   $   9,243    $  10,874    $ 17,155
                                                           =========    =========    ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest..............................................   $  18,893    $  41,225    $ 39,623
                                                           =========    =========    ========
  Income taxes..........................................   $  31,523    $  48,224    $ 55,216
                                                           =========    =========    ========
Capital lease obligations incurred......................   $   1,167    $   1,028    $  1,612
                                                           =========    =========    ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sybron International Corporation manufactures value-added products for the laboratory and professional dental and orthodontic markets in the United States and abroad. The Company's laboratory business provides plastic labware, microscope slides, disposable diagnostic products, consumables, temperature control apparatus and water purification systems to industrial, academic, clinical, governmental and biotechnology laboratories. The Company's dental and orthodontic businesses provide a diversified line of consumable products to dentists and orthodontic appliances and related products to orthodontists.

  (a) Principles of Consolidation and Fiscal Year End

     The consolidated financial statements reflect the accounts of Sybron International Corporation and its subsidiaries. The term "Company" as used herein refers to Sybron International Corporation and its subsidiaries, and their respective predecessors, unless the context otherwise requires. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on September 30. The fiscal years ended September 30, 1995, 1996 and 1997 are hereinafter referred to as "1995", "1996" and "1997", respectively.

  (b) Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

  (c) Inventories

     Inventories are stated at the lower of cost or market. Certain domestic inventories of approximately $79,600 and $92,530 at September 30, 1996 and 1997, respectively, are valued on the last-in, first-out (LIFO) method.

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

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     (g) Income Taxes

     Income taxes are accounted for under the asset and liability method wherein deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h) Research and Development Costs

     Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Research and development costs for 1995, 1996 and 1997 were approximately $11,020, $13,702 and $14,709, respectively.

  (i) Foreign Currency Translation

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction losses for 1995, 1996 and 1997 were approximately $372, $493, and $4,269, respectively.

  (j) Pensions

     The Company and its subsidiaries have various pension plans covering substantially all employees. U.S. and Canadian pension obligations are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. The Company's policy is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

  (k) Earnings Per Common Share

     For purposes of calculating earnings per common share ("EPS"), the Company uses the weighted-average number of common and common equivalent shares including common stock equivalents outstanding during the year applied to net income. The weighted-average number of shares outstanding for 1995, 1996 and 1997 was approximately 46,978,000, 47,917,000 and 49,478,000, respectively.
Common stock equivalents considered in the computation of primary earnings per share for 1995, 1996 and 1997 were approximately 562,000, 1,184,000 and 1,756,000, respectively. Primary and fully diluted EPS amounts in 1995, 1996 and 1997 were the same. In fiscal 1998, the Company intends to comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This change will require the Company to report both basic and diluted earnings per share and is expected to result in basic EPS increasing over previously reported primary and fully diluted EPS by $.01, $.03 and $.06 in 1995, 1996 and 1997, respectively. Diluted EPS is expected to remain the same as previously reported primary and fully diluted EPS in 1995, 1996 and 1997.

  (l) Deferred Financing Fees

     Deferred financing fees are capitalized and amortized as a separate component of other income over the life of the related debt agreements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (m) Advertising Costs

     Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $8,762, $9,659 and $9,455 in 1995, 1996 and 1997, respectively.

  (n) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (o) Derivative Financial Instruments

     Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposures.

     The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in other current assets or other current liabilities.

     The Company, from time to time, enters into foreign exchange options relating to the anticipated cash flow in local currencies of certain foreign operations. These options allow the Company to exchange foreign currencies for U.S. dollars. The Company had no foreign exchange option contracts at September 30, 1996 or 1997.

  (p) Environmental Expenditures

     Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

(2) BUSINESS AND CREDIT CONCENTRATIONS

     Many of the Company's laboratory products are sold through two major distributors. These two distributors accounted for approximately 12% each of net sales in 1995, 12% and 10% of the Company's net sales in 1996 and 10% and 7% of the Company's net sales in 1997. Accounts receivable from these distributors comprised approximately 24% and 17% of the outstanding consolidated accounts receivable balances at September 30, 1996 and 1997, respectively. (see note 15)

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(3) INVENTORIES

     Inventories at September 30, 1996 and 1997 consist of the following:

                                                                1996       1997
                                                              --------   --------
Raw materials and supplies..................................  $ 27,140   $ 50,275
Work in process.............................................    35,579     28,593
Finished goods..............................................    62,276     70,472
LIFO reserve................................................    (4,678)    (5,123)
                                                              --------   --------
                                                              $120,317   $144,217
                                                              ========   ========

(4) INCOME TAXES

     Total income tax expense for the years ended September 30, 1995, 1996 and 1997 is allocated as follows:

                                                        1995      1996      1997
                                                       -------   -------   -------
Income from continuing operations....................  $33,110   $43,342   $54,015
Extraordinary items..................................   (1,699)       --      (413)
Shareholders' equity for compensation expense for tax
  purposes in excess of amounts recognized for
  financial reporting purposes.......................     (297)   (1,545)   (6,385)
                                                       -------   -------   -------
                                                       $31,114   $41,797   $47,217
                                                       =======   =======   =======

     Income tax expense attributable to income from continuing operations consists of:

                                                      CURRENT   DEFERRED    TOTAL
                                                      -------   --------   -------
Year ended September 30, 1995:
  U.S., state and local.............................  $26,326   $ (3,940)  $22,386
  Foreign...........................................   11,564       (840)   10,724
                                                      -------   --------   -------
                                                      $37,890   $ (4,780)  $33,110
                                                      =======   ========   =======
Year ended September 30, 1996:
  U.S., state and local.............................  $38,808   $ (3,722)  $35,086
  Foreign...........................................   11,515     (3,259)    8,256
                                                      -------   --------   -------
                                                      $50,323   $ (6,981)  $43,342
                                                      =======   ========   =======
Year ended September 30, 1997:
  U.S., state and local.............................  $48,495   $ (6,467)  $42,028
  Foreign...........................................   14,993     (3,006)   11,987
                                                      -------   --------   -------
                                                      $63,488   $ (9,473)  $54,015
                                                      =======   ========   =======

     The domestic and foreign components of income before income taxes and extraordinary items are as follows:

                                                       1995       1996       1997
                                                      -------   --------   --------
United States.......................................  $59,370   $ 86,189   $110,563
Foreign.............................................   25,540     14,737     25,328
                                                      -------   --------   --------
Income before income taxes and extraordinary
  items.............................................  $84,910   $100,926   $135,891
                                                      =======   ========   ========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Income tax expense attributable to income from continuing operations was $33,110, $43,342 and $54,015 in 1995, 1996 and 1997, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before income taxes and extraordinary items in 1995, 1996 and 1997 as a result of the following:

                                                       1995      1996      1997
                                                      -------   -------   -------
Computed "expected" tax expense.....................  $29,719   $35,324   $47,562
  Increase (reduction) in income taxes resulting
     from:
  Change in beginning of year valuation allowance
     for deferred tax assets allocated to income tax
     expense........................................   (2,631)   (1,815)   (1,398)
  Amortization of goodwill..........................    2,010     3,016     2,268
  State and local income taxes, net of Federal
     income tax benefit.............................    2,389     4,155     4,628
  Foreign income taxed at rates higher than U.S
     Federal income.................................    4,567     3,103     3,123
  Foreign tax credits utilized in excess of U.S. tax
     on foreign earnings............................     (653)     (678)     (150)
  Other, net........................................   (2,291)      237    (2,018)
                                                      -------   -------   -------
                                                      $33,110   $43,342   $54,015
                                                      =======   =======   =======

     The significant components of deferred income tax benefit attributable to income from continuing operations for 1995, 1996 and 1997 are as follows:

                                                     1995       1996       1997
                                                    -------    -------    -------
Deferred tax benefit (exclusive of the effects of
  other components listed below)..................  $(2,324)   $(5,087)   $(7,992)
Decrease in the valuation allowance for deferred
  tax assets......................................   (2,456)    (1,894)    (1,481)
                                                    -------    -------    -------
                                                    $(4,780)   $(6,981)   $(9,473)
                                                    =======    =======    =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1997 are presented below.

                                                                1996       1997
                                                              --------   --------
Deferred tax assets:
  Inventories...............................................  $  1,883   $  2,749
  Compensation..............................................     1,661      2,422
  Sale/Leaseback............................................     7,452      7,345
  Employee benefits.........................................     4,071      4,027
  Foreign tax credit carryforwards..........................     2,013         --
  Net operating loss carryforwards..........................     5,569      6,101
  Warranty and other accruals...............................     9,084     16,554
                                                              --------   --------
          Total gross deferred tax assets...................    31,733     39,198
          Less valuation allowance..........................    (7,582)    (6,101)
                                                              --------   --------
          Net deferred tax assets...........................    24,151     33,097
                                                              --------   --------
  Deferred tax liabilities:
  Depreciation..............................................   (10,253)   (11,347)
  Purchase accounting.......................................   (44,883)   (39,955)
  Other.....................................................    (3,092)    (5,253)
                                                              --------   --------
          Total gross deferred tax liabilities..............   (58,228)   (56,555)
                                                              --------   --------
          Net deferred tax liability........................  $(34,077)  $(23,458)
                                                              ========   ========

     The valuation allowance for deferred tax assets as of October 1, 1995 was $9,476. The net change in the total valuation allowance for the years ended September 30, 1996 and 1997 was a decrease of $1,894 and $1,481, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of September 30, 1996 and 1997 are allocated as follows:

                                                               1996     1997
                                                              ------   ------
Income tax benefit reported in the consolidated statement of
  income....................................................  $5,569   $6,101
Additional paid-in capital..................................   2,013       --
                                                              ------   ------
                                                              $7,582   $6,101
                                                              ======   ======

     At September 30, 1997, the Company has an aggregate of $6,000 of foreign net operating loss carryforwards from certain foreign jurisdictions which expire between 2000 and 2007. The Company has an aggregate of $90,000 of various state net operating losses, the majority of which expire between 2002 and 2007.

     Accumulated earnings of foreign subsidiaries at September 30, 1995, 1996 and 1997 of approximately $21,000, $22,000 and $23,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(5) PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment at September 30, 1996 and 1997 are as follows:

                                                               1996        1997
                                                             --------    --------
Land and land improvements...............................    $ 11,383    $ 12,364
Buildings and building improvements......................      77,689      85,798
Machinery and equipment..................................     185,623     219,390
Construction in progress.................................      18,885      12,531
                                                             --------    --------
                                                              293,580     330,083
Less: Accumulated depreciation...........................     123,429     139,792
                                                             --------    --------
                                                             $170,151    $190,291
                                                             ========    ========

     Commitments for purchases of equipment were approximately $815 at September 30, 1997. Machinery and equipment includes capitalized leases, net of amortization, totaling $1,736 and $2,169 at September 30, 1996 and 1997, respectively. (see note 8)

(6) INTANGIBLE ASSETS

     Intangible assets at September 30, 1996 and 1997 are as follows:

                                                               1996        1997
                                                             --------    --------
Excess cost over net asset value acquired (goodwill).....    $464,685    $574,956
Proprietary technology...................................      37,140      37,140
Trademarks...............................................      46,611      48,565
Customer lists...........................................      35,485      80,951
Other....................................................      36,032      38,773
                                                             --------    --------
                                                              619,953     780,385
Less: Accumulated amortization...........................     117,874     132,818
                                                             --------    --------
                                                             $502,079    $647,567
                                                             ========    ========

     The increases in intangible assets from 1996 to 1997 were primarily due to acquisitions.

(7) LONG-TERM DEBT

     Long-term debt at September 30, 1996 and 1997 consists of the following:

                                                               1996        1997
                                                             --------    --------
Term Loan Facility.......................................    $265,000    $291,250
Revolving Credit Facility................................     225,100     365,000
Sale/Leaseback Obligation................................      21,582      21,258
Capital leases and other (see note 8)....................       9,958       5,477
                                                             --------    --------
                                                              521,640     682,985
Less: Current portion of long-term debt..................      40,603      37,252
                                                             --------    --------
                                                             $481,037    $645,733
                                                             ========    ========

     THE 1995 REFINANCING: On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300,000 (the "Term Loan Facility"), and a revolving credit facility of $250,000 (the "Revolving Credit Facility"; collectively, the "Credit Facilities"). The Company borrowed $300,000 under the Term Loan Facility and approximately

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

$122,500 under the Revolving Credit Facility. Approximately $158,500 of the borrowed funds were used to finance the acquisition of Nunc (approximately $9,100 of the acquisition price for Nunc had been borrowed under previous credit facilities). The remaining borrowed funds of approximately $264,000 were used to repay outstanding amounts, including accrued interest, under the Company's previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the Revolving Credit Facility was increased to $300,000 and a competitive bid process was added as an option to the Company in setting interest rates. On April 25, 1997, the Company entered into a second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment is an expansion of the Credit Facilities. The Term Loan Facility was restored to $300,000 by increasing it by $52,500 (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300,000 to $600,000. On April 25, 1997, the Company borrowed a total of $622,900 under the Credit Facilities. The proceeds were used to repay $466,300 of previously existing loans (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156,600 with respect to the purchase of Remel Limited Partnership which includes both the purchase price and payment of assumed debt. The $72,000 of CAF (as defined below) borrowings remained in place. The transaction described above, including the First and Second Amendments, is referred to as the "1995 Refinancing".

     In connection with the Credit Agreement and subsequent Second Amendment, the Company wrote off as an extraordinary item approximately $4,584 ($2,885 net of tax) and $1,086 ($673 net of tax) in 1995 and 1997, respectively, consisting of unamortized deferred financing fees.

     TERM LOAN FACILITY: Borrowings under the Term Loan Facility are required to be repaid in 21 consecutive quarterly installments of principal. After the Second Amendment, a payment of $8,750 was made in 1997. Remaining annual payments are due as follows: $35,000 in fiscal 1998, $36,250 in fiscal 1999, $42,500 in fiscal 2000, $53,750 in fiscal 2001 and $123,750 in fiscal 2002.

     In addition, the Company is required to further retire the principal amount of borrowings under the Term Loan Facility (and then the Revolving Credit Facility) with proceeds from borrowings other than from the Credit Facilities exceeding certain amounts, and with proceeds from certain asset sales not in the ordinary course of business. Borrowings under the Term Loan Facility (and the Revolving Credit Facility) are secured by the capital stock of the Company's domestic subsidiaries, and by 65% of the stock held by the domestic subsidiaries in their direct foreign subsidiaries. The Term Loan Facility provides for an annual interest rate, at the option of the Company, equal to (a) the higher of
(i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1% (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation and amortization.

     As of September 30, 1997, the Company has eight interest rate swaps outstanding aggregating a notional amount of $425,000. The net interest rate paid by the Company is approximately equal to the sum of the swap

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES agreement rate plus the applicable LIBOR Margin. During 1997, the LIBOR Margin was .75%. The swap agreement rates and duration are as follows:

       EXPIRATION DATE           NOTIONAL AMOUNT    SWAP AGREEMENT DATE    SWAP AGREEMENT RATE
       ---------------           ---------------    -------------------    -------------------
December 15, 1997............        $50,000         December 16, 1996             5.64%
July 7, 1998.................        $50,000              July 7, 1993             5.17%
August 9, 1999...............        $50,000            August 7, 1997            6.077%
August 9, 1999...............        $50,000            August 7, 1997            6.077%
August 13, 1999..............        $50,000           August 13, 1993             5.54%
September 8, 2000............        $50,000          December 8, 1995             5.56%
May 7, 2001..................        $75,000               May 7, 1997           6.5875%
September 10, 2001...........        $50,000          December 8, 1995            5.623%

     The Company's risk with regard to the swaps is limited to the counterparty's (Bank of America, Illinois, with a notional amount $275,000, The Long-Term Credit Bank of Japan, Ltd., The Bank of Nova Scotia and The Bank of New York with notional amounts of $50,000 each) ability to meet the payment terms of the contract. All interest expense for all debt is calculated using the interest method.

     The Credit Agreement contains numerous financial and operating covenants, including, among other things: restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined) in excess of $50,000 plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after June 30, 1995, less any dividends paid or other restricted payments made after June 22, 1994; and limitations on incurrence of additional indebtedness.

     REVOLVING CREDIT FACILITY: In 1995 and 1996 and until April 25, 1997, the Company paid a commitment fee of .375% per year on the average unused portion of the commitments under a previous revolving credit facility and the Revolving Credit Facility, with the ability to reduce the amount to .25% if certain financial criteria were met. After April 25, 1997, the commitment fee was reduced to .20% with the ability to increase or reduce the amount from .225% to
 .15% depending upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation and amortization. The Revolving Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line. Borrowings under the Revolving Credit Facility bear interest on the same terms as those under the Term Loan Facility described above, except that the Company has a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the "CAF"). The Revolving Credit Facility term expires on August 16, 2002.

     The Company paid fees on the average unused portion of credit commitments under a previous revolving credit facility and the Revolving Credit Facility of approximately $185, $234 and $328 in 1995, 1996 and 1997, respectively. The Company paid fees of approximately $46, $60 and $47 for standby letters of credit under a previous revolving credit facility and the Revolving Credit Facility in 1995, 1996 and 1997, respectively. Standby letters of credit were approximately $4,688, $4,355 and $5,155 at September 30, 1995, 1996 and 1997,
respectively.

     SALE/LEASEBACK: On December 22, 1988, the Company completed the sale and leaseback (the "Sale/Leaseback") of its then principal domestic manufacturing and office facilities with an unaffiliated third party. The proceeds of $22,500 (net of approximately $1,100 in fees) were used to retire debt. The transaction has been accounted for as a financing for financial statement purposes and as a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     As of September 30, 1997, maturities of long-term debt, including capital leases, are as follows:

FISCAL
------
1998........................................................  $ 37,252
1999........................................................    38,350
2000........................................................    44,415
2001........................................................    54,487
2002........................................................   489,504
Thereafter..................................................    18,977
                                                              --------
                                                              $682,985
                                                              ========

     For purposes of this disclosure, 2002 includes full repayment of the Revolving Credit Facility at its September 30, 1997 balance of $365,000.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(8) LEASE COMMITMENTS

     As of September 30, 1997, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

FISCAL                                                        CAPITAL    OPERATING
------                                                        -------    ---------
1998........................................................  $1,204      $ 6,613
1999........................................................     848        4,720
2000........................................................     480        3,840
2001........................................................     104        3,502
2002........................................................      --        3,273
Thereafter..................................................      --       11,684
                                                              ------      -------
                                                              $2,636      $33,632
                                                                          =======
Less amounts representing interest..........................     419
                                                              ------
Present value of net minimum lease payments.................   2,217
Less current portion........................................     976
                                                              ------
Long-term obligations under capital leases..................  $1,241
                                                              ======

     Amortization of assets held under capital leases is included with depreciation expense.

     Rental expense under operating leases (net of sublease rental income of $18, $107 and $65 in 1995, 1996 and 1997, respectively) was $4,411, $6,918 and
$6,763 in 1995, 1996 and 1997, respectively.

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

                                        SEPTEMBER 30, 1996        SEPTEMBER 30, 1997
                                      ----------------------    ----------------------
                                      REPORTED    ESTIMATED     REPORTED    ESTIMATED
                                       AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                      --------    ----------    --------    ----------
Long-term debt (including current
  portion)..........................  $521,640     $531,176     $682,985     $693,150
Interest rate swap agreements.......        --        5,593           --        1,292

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(10) EMPLOYEE BENEFIT PLANS

     PENSION PLANS: The Company has defined benefit pension plans covering approximately 75 percent of U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally make the minimum annual contributions required by applicable regulations. However, in 1995, 1996 and 1997, the Company funded additional special cash contributions of $98, $962 and $793. Such contributions were made to avoid the variable rate portion of the Pension Benefit Guaranty Corporation insurance premium for such years.

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets for 1996 and 1997 for its U.S. and Canadian pension plans:

                                               1996                         1997
                                    --------------------------    -------------------------
                                       PLANS          PLAN           PLANS         PLAN
                                       WHOSE          WHOSE          WHOSE         WHOSE
                                      ASSETS       ACCUMULATED      ASSETS      ACCUMULATED
                                      EXCEED        BENEFITS        EXCEED       BENEFITS
                                    ACCUMULATED      EXCEED       ACCUMULATED     EXCEEDS
                                     BENEFITS        ASSETS        BENEFITS       ASSETS
                                    -----------    -----------    -----------   -----------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation.......    $37,505        $   516        $46,453       $   915
                                      =======        =======        =======       =======
  Accumulated benefit
     obligation...................    $46,380        $   628        $52,918       $ 1,197
                                      =======        =======        =======       =======
  Projected benefit obligation....    $52,942        $ 1,692        $58,358       $ 3,307
Plan assets at fair value.........     51,089             --         63,335            --
                                      -------        -------        -------       -------
Plan assets in excess of (less
  than) projected benefit
  obligation......................     (1,853)        (1,692)         4,977        (3,307)
Unrecognized net (gain) loss......        462            762         (6,762)        2,056
Unrecognized prior service cost...       (104)           300            (14)          274
Unrecognized transition
  obligation......................        293             --            191            --
Remaining excess of fair value of
  plan assets over projected
  benefit obligation recognized as
  a result of the 1987 acquisition
  of Sybron Corporation...........      3,901             --          3,738            --
                                      -------        -------        -------       -------
Pension asset (liability)
  recognized in the consolidated
  balance sheets..................    $ 2,699        $  (630)       $ 2,130       $  (977)
                                      =======        =======        =======       =======

     Net periodic pension cost for 1995, 1996 and 1997 includes the following components:

                                                       1995      1996      1997
                                                      ------    ------    -------
Service cost -- benefits earned during the year.....  $2,268    $2,885    $ 3,127
Interest cost on projected benefit obligation.......   3,425     3,800      4,152
Actual return on assets.............................  (6,876)   (5,823)   (12,796)
Net amortization and deferral.......................   3,508     1,427      7,841
                                                      ------    ------    -------
Net periodic pension cost...........................  $2,325    $2,289    $ 2,324
                                                      ======    ======    =======
Assumptions used are:
  Discount rate.....................................     7.5%     7.75%       7.5%
  Rate of increase in compensation levels...........       4%        4%         4%
  Expected long-term rate of return on assets.......      10%       10%        10%

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     SAVINGS PLANS: Employees in the United States are eligible to participate in a contributory savings plan maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions under the plan, net of forfeitures, were approximately $1,204, $2,016 and $2,805 for 1995, 1996 and 1997, respectively.

     POSTRETIREMENT HEALTH CARE PLANS: In addition to providing pension benefits, the Company provides certain health care benefits for eligible retired employees which are funded as costs are incurred. Certain employees who reached the age of 55 prior to January 1, 1996, will become eligible for these benefits if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for both qualifying active and retired employees and their dependents. The postretirement health care plans for subsidiaries of the Company and certain divested operations are generally contributory, with retiree contributions adjusted annually. In 1986, the Company instituted a policy with respect to postretirement medical premiums where the Company's contributions were frozen at the levels equal to the Company's contribution on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

     The following table sets forth the postretirement plans' status as shown in the Company's consolidated balance sheets at September 30, 1996 and 1997.

                                                               1996       1997
                                                              -------    -------
Accumulated postretirement benefit obligation:
Retirees....................................................  $10,773    $10,784
Fully eligible plan participants............................    1,022      1,257
Other active plan participants..............................    1,034      1,197
                                                              -------    -------
Accumulated postretirement benefit obligation...............   12,829     13,238
Estimated (gain) loss not yet recognized....................     (753)    (1,906)
                                                              -------    -------
Accumulated postretirement benefit obligation recognized in
  the consolidated balance sheets...........................  $12,076    $11,332
                                                              =======    =======

     Net periodic postretirement benefit cost recognized in the consolidated statements of income include the following components:

                                                        1995      1996      1997
                                                       ------    ------    ------
Service cost benefits attributed to service during
  the year...........................................  $  139    $  145    $  118
Interest cost on accumulated postretirement benefit
  obligation.........................................   1,136       985       933
Net amortization and deferral........................       6         7        --
                                                       ------    ------    ------
Net periodic postretirement benefit cost.............  $1,281    $1,137    $1,051
                                                       ======    ======    ======

     The weighted-average discount rate used in determining the net periodic benefit cost was 8.5%, 7.5% and 7.75% in 1995, 1996 and 1997, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 7.75% and 7.5% in 1995, 1996 and 1997, respectively. The assumed average inflation rate of medical costs over the life of the benefits was 6.5%, 5.5% and 5.5% in 1995, 1996 and 1997, respectively.

     An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated postretirement benefit obligation as of September 30, 1997 by approximately $718 and the service and interest cost components of net periodic postretirement benefit cost by approximately $23 and $51, respectively.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Because the majority of the postretirement plans are remaining liabilities from certain divested operations and more than 80% of the 1995, 1996 and 1997 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $1,136, $985 and $933 in 1995, 1996 and 1997, respectively.

(11) RESTRUCTURING CHARGE

     In March 1996, the Company recorded a restructuring charge of $8,277 ($6,087 after tax or $.13 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales ($2,223), selling, general and administrative expenses ($5,307) and income tax expense ($747). Principal items included in the reserve were severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300), remaining lease payments and shut down costs on exited facilities (approximately $2,100), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500), a statutory tax penalty (approximately $750) and other related restructuring costs (approximately $650). As of September 30, 1997, the Company has made cash payments of approximately $5,540 and has written off approximately $2,100 of fixed assets and inventory relating to the restructuring reserve. The remaining amount of approximately $637 relates to longterm leases and severance arrangements and will be retired over the terms of such leases and severance arrangements.

(12) CAPITAL STOCK

     In 1992, the Company entered into a shareholders agreement with H&H/Sybron Partners, L.P., Hicks & Haas Incorporated, DLJ Capital Corporation, Thomas O. Hicks and Robert B. Haas, and certain of the executive officers of the Company that became effective on May 14, 1992. Such agreement grants certain demand and piggy-back registration rights to the parties thereto with respect to certain shares of common stock owned by such parties. DLJ Capital Corporation effectively is no longer a party to this agreement because it has sold all of the Common Stock of the Company held by it which was subject to the agreement.

     STOCK OPTION PLANS: The Company has four stock option plans. As of September 30, 1997, there were options with respect to 2,771 shares of Common Stock outstanding under the 1988 Stock Option Plan (the "1988 Plan"), and there were 4,003 shares available for the granting of options under such plan; there were options with respect to 60,000 shares of Common Stock outstanding under the 1990 Stock Option Plan (the "1990 Plan") and there were 20,000 shares remaining available for the granting of options under such plan; there were options with respect to 3,288,869 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the "1993 Plan") and there were 543,740 shares remaining available for the granting of options under such plan; and there were options with respect to 120,000 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors' Stock Option Plan

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(the "Outside Directors' Plan") and there were 80,000 shares remaining available for the granting of options under such plan. Changes in stock options outstanding are as follows:

                                                   NUMBER          PRICE       WEIGHTED AVERAGE
                                                  OF SHARES      PER SHARE      EXERCISE PRICE
                                                  ---------   ---------------  ----------------
Options outstanding at September 30, 1994.......  1,987,428    $1.14-$16.69         $14.14
  Granted.......................................  1,895,730    $16.69-$20.03        $17.65
  Exercised.....................................   (135,268)   $1.13-$16.69         $12.69
  Cancelled and available for reissue...........    (53,746)   $12.00-16.69         $14.41
                                                  ---------
Options outstanding at September 30, 1995.......  3,694,144    $4.30-$20.03         $16.01
  Granted.......................................    759,988    $12.72-$28.88        $23.45
  Exercised.....................................   (393,722)   $4.30-$19.06         $14.30
  Cancelled and available for reissue...........    (44,522)   $12.72-$23.09        $19.25
                                                  ---------
Options outstanding at September 30, 1996.......  4,015,888    $11.97-$28.88        $17.55
  Granted.......................................    232,476       $30.69            $30.69
  Exercised.....................................   (725,810)   $11.97-$30.69        $16.73
  Cancelled and available for reissue...........    (50,914)   $12.72-$30.69        $24.17
                                                  ---------
Options outstanding at September 30, 1997.......  3,471,640    $11.97-$30.69        $18.71
Options exercisable at September 30, 1997.......  1,615,770    $11.97-$30.69        $17.71
Options available for grant at September 30,
  1997..........................................    647,743
                                                  =========

     The range of exercise prices for options outstanding at September 30, 1997 was $11.97 to $30.69. The range of exercise prices for options is wide due to the increasing price of the Company's stock (upon which the exercise price is based) over the period of the grants.

     The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 1997:

                                      OPTIONS OUTSTANDING
                       -------------------------------------------------               OPTIONS
                                        WEIGHTED                             OUTSTANDING AND EXERCISABLE
      RANGE OF                          AVERAGE                             -----------------------------
      EXERCISE         NUMBER OF       REMAINING        WEIGHTED AVERAGE    NUMBER OF    WEIGHTED AVERAGE
       PRICES           SHARES      CONTRACTUAL LIFE     EXERCISE PRICE      SHARES       EXERCISE PRICE
      --------         ---------    ----------------    ----------------    ---------    ----------------
$10.00-$15.00........   569,160           5.94               $13.48          494,160          $13.38
$15.01-$20.00........ 1,977,571           7.16                17.22          909,159           17.27
$20.01-$25.00........   632,981           8.29                22.90          166,951           22.77
$25.01-$30.00........    69,500           8.75                27.51           15,500           27.62
$30.01-$35.00........   222,428           9.31                30.69           30,000           30.69

  1988, 1990 and 1993 Plans

     No options may be granted under the plans after ten years from the date the plans are approved by the shareholders of the Company. Options granted pursuant to the plans shall be either incentive options which are intended to meet the requirements of section 422 of the Code or nonstatutory options. The exercise price of the options will be determined by the Compensation/Stock Option Committee. The exercise price of any incentive option shall not be less than the fair market value per share of the Common Stock on the date of the grant of such option. An optionee under the plans must pay the full option price of an option either (i) in cash or its equivalent, (ii) with the Compensation/Stock Option Committee's consent, by delivering previously acquired shares of Common Stock having a fair market value at the time of the exercise equal to the total option price, (iii) with the Compensation/Stock Option Committee's consent, by a cashless exercise as permitted under The Federal Reserve Board's Regulation T or
(iv) in any combination of the foregoing.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

  Outside Directors' Plan

     The Outside Directors' Plan provides for the automatic granting of nonstatutory stock options to those of the Company's directors who qualify as "outside directors" at the time of grant. Following each annual meeting of shareholders prior to September 30, 1998, the plan's expiration date (unless earlier terminated), each outside director is automatically granted an option to purchase 6,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the Outside Directors' Plan becomes exercisable six months after the date of grant, regardless of whether the grantee is still a director of the Company on such date. All rights to exercise an option granted under the Outside Directors' Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee's spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

     The Company has adopted the provisions of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                               1996       1997
                                                              -------    -------
Pro forma income............................................  $55,942    $78,137
Pro forma earnings per share................................   1.17       1.58

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               1996         1997
                                                             ---------    ---------
Volatility.................................................    29.6%        29.6%
Risk-free interest rate....................................    5.58%        6.47%
Expected holding period....................................  8.0 years    8.0 years
Dividend yield.............................................      0            0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted in 1996 and 1997 was $11.27 and $15.50 per share,

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period.

     Equity Rights: As of September 30, 1997, the Company holds 546 shares of treasury stock for delivery to equity right holders who have not yet surrendered their certificates. Equity right holders are entitled to receive 2.1875 shares of common stock upon surrender of such certificates.

(13) COMMITMENTS AND CONTINGENT LIABILITIES

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including products liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. With the exception of the specific sites discussed below, based upon the insurance available under our insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might foreseeably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

     A subsidiary of the Company has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company's total contribution to such effort, which has been paid, was approximately $46. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. The Company is participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study which will be used by the EPA to determine what remedy, if any, should be required at the site. This study is not expected to be completed prior to the end of 1998. Because the study, which involves extensive testing required to characterize the existence, extent and nature of any contamination to determine potential remedies, has not yet been completed, an estimate of the Company's potential liability cannot be made. However, although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes any ultimate liability will not have a material adverse effect on the Company's results of operations or financial condition.

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

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The complaint also seeks declaratory relief and claims damages in excess of $1,000 with respect to expenses incurred and expected to be incurred for remediating other alleged environmental hazards associated with the Rochester Site. Some of CE's claims relate to the cost to demolish and dispose of the buildings at the Rochester Site, which CE maintains it had to do because the buildings were contaminated with mercury. CE previously informed the Company that CE claims that the Company's share of such demolition and disposal costs is approximately $4,200. The Company denies it has any liability for such costs. CE's remaining claims relate to alleged soil and groundwater contamination, including mercury contamination, for which the Company also denies liability. The CE Litigation has not yet advanced beyond the filing of the complaint.

     Prior to commencement of the CE Litigation, CE conducted testing at the Site to determine the nature, extent and location of any onsite contamination. It has continued to conduct onsite and offsite testing following commencement of the CE Litigation. In addition, CE negotiated and entered into a voluntary clean-up agreement ("VCA") concerning the Site with the New York State Department of Environmental Conservation (the "NYSDEC"). Under the terms of the VCA, CE and NYSDEC are to negotiate onsite and offsite cleanup goals. CE and NYSDEC are currently negotiating cleanup goals for onsite soil contamination. As part of the negotiations, CE submitted to NYSDEC a series of technical memoranda which summarize the results of investigations conducted by CE into the onsite contamination. CE also submitted to NYSDEC a draft technical memorandum which proposes onsite cleanup goals for soil contaminated by mercury, Trichloroethylene ("TCE") and total volatile organic compounds ("TVOCs"). CE's submission estimated that the remediation of mercury contaminated soils would cost approximately $2,300 based on a proposed plan to excavate and remove mercury contaminated soils exceeding CE's proposed cleanup goal, and that the remediation of TCE and TVOC contaminated soils would cost between $40 and $6,100, depending upon the remedial method for TCE and TVOC contaminated soils ultimately agreed upon by CE and NYSDEC. Once the cleanup goals for onsite soil contamination are established, CE and NYSDEC plan to address both onsite and offsite ground water contamination in conjunction with the negotiations concerning offsite cleanup goals. CE and NYSDEC agreed in the VCA to reach agreement on offsite cleanup goals by January 31, 1998. To assist in those negotiations, CE is presently contemplating whether to perform an additional investigation of groundwater to further define the nature and extent of any offsite groundwater contamination emanating from the Site. The Company believes the cost estimates developed by CE for the onsite soil remediation are not reliable or meaningful cost estimates as they are based on insufficient data and information. In addition, because CE and NYSDEC have not yet reached agreement on either onsite or offsite cleanup goals, or on the remedial method for achieving the yet-to-be-agreed-upon onsite and offsite cleanup goals, and because the extent of the Company's liability, if any, to CE is uncertain, the Company cannot estimate the potential cost to it of CE's claims.

     The Company has provided notice of CE's claims to its third party liability insurance carriers. To date, the carriers have denied coverage.

     Based on a preliminary study, the Company expects to incur total expenses of approximately $1,000 to modify certain computer information systems in order to enable proper processing of transactions relating to the year 2000 and beyond. The Company expects most of these expenses to be incurred in fiscal 1998. The Company continues to evaluate other appropriate courses of corrective action, including the replacement of certain systems at an estimated cost of $2,600 which would be capitalized and amortized over the systems useful lives. The Company does not expect the amounts to be expensed over the next two years to have a material effect on their financial position or results of operations. In 1997, approximately $200 was expensed on year 2000 issues.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(14) ACQUISITIONS

     The Company has completed 37 acquisitions since the beginning of 1995. The acquired companies are all engaged in businesses related to the laboratory or dental segments of the Company or use a process in manufacturing which is similar to the Company's existing businesses.

     1995

     During 1995, the Company completed twelve acquisitions at an aggregate purchase price, including earnout provisions paid subsequent to September 30, 1995, of approximately $247,535, including fees and expenses. The Company may be subject to future purchase price adjustments based upon earnout provisions under certain of the purchase and sale agreements. Such earnout provisions which apply to the 1995 acquisitions aggregate a maximum potential remaining payout of approximately $7,930. Earnout provisions are subject to the achievement of certain financial goals. Remaining earnouts, if achieved, are payable in the years 1998 through 2000. Other than the acquisition of the Nunc group of companies, none of the acquisitions individually or combined were considered material for disclosure of pro forma effects. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following unaudited table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                                   UNAUDITED

                                                                  OPERATING      TOTAL      TYPE OF
         COMPANY ACQUIRED                 DATE         SALES    INCOME (LOSS)   ASSETS    ACQUISITION
         ----------------            --------------   -------   -------------   -------   -----------
Gold Seal..........................    October 1994         *            *            *      Asset
Ever Ready Thermometer Co., Inc....   November 1994   $ 4,081      $   314      $ 1,872      Asset
Owl Scientific, Inc................    January 1995     4,221          243        1,341      Asset
Sani-Tech, Inc.....................   February 1995    11,349        1,453        4,739      Asset
Metrex Research Corporation........      March 1995     7,651          (41)       5,386      Asset
Ormco GmbH.........................      April 1995     7,436        1,169        4,137      Stock
Excellence in Endodontics, Inc.....      April 1995     1,991          711          693      Stock
Richard-Allan Scientific Company...        May 1995     9,014        2,161        1,648      Asset
Nunc...............................       July 1995    57,780       17,205       45,316      Stock
Biomolecular, Inc..................     August 1995     5,287         (415)       4,777      Stock
New England Reagent Laboratory,
  Inc..............................  September 1995     2,983            4        1,139      Asset
Secure Medical Products............  September 1995     3,308        1,032          646      Asset

---------------

* The Company acquired the Gold Seal(R) product line of microscope slides. Because the Company provided the microscope slides to the seller prior to the acquisition, this information is not applicable.

     1996

     During 1996, the Company completed ten acquisitions at an aggregate purchase price including earnout provisions paid subsequent to September 30, 1996 of approximately $108,402, including fees and expenses. The Company may be subject to future purchase price adjustments based upon earnout provisions under certain of the purchase and sale agreements. Such earnout provisions which apply to the 1996 acquisitions aggregate a maximum potential remaining payout of approximately $3,191. Earnout provisions are subject to the achievement of certain financial goals. Earnouts, if achieved, are payable in the years 1998 through 2001.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following unaudited table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                                   UNAUDITED

                                                                   OPERATING    TOTAL      TYPE OF
           COMPANY ACQUIRED                  DATE         SALES     INCOME     ASSETS    ACQUISITION
           ----------------              -------------   -------   ---------   -------   -----------
Analytic Technology Corporation........   October 1995   $ 2,086    $  470     $   811      Asset
CASCO Standards, Inc...................  November 1995     3,202       340       1,100      Asset
belle de st. claire, inc...............  November 1995     2,858       210       1,529      Asset
Acutech Plastics, Inc..................   January 1996     9,888     1,912       5,894      Stock
Naugatuck Glass Company................  February 1996    17,553     2,070      14,503      Stock
Precision Glassworks, L.L.C............       May 1996       524        29          34      Asset
Stephens Scientific....................      July 1996    11,370     5,389         732      Asset
Flexible Components, Inc...............      July 1996    11,426     1,839       4,401      Asset
Micro-Aseptic Products, Inc............      July 1996     4,546       478         837      Asset
E & D Dental Products, Inc.............    August 1996     5,438       281       1,518      Stock

  1997

     During 1997, the Company completed eleven acquisitions for cash. In addition, the Company completed one transaction for stock (the "Merger"). The aggregate cash purchase price of the acquisitions was approximately $209,220, including fees and expenses. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The Merger of National Scientific Company ("National") was accounted for as a pooling of interests. Results from National are included as of October 1, 1996. The following unaudited table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                                   UNAUDITED

                                                                   OPERATING    TOTAL      TYPE OF
           COMPANY ACQUIRED                  DATE         SALES     INCOME     ASSETS    ACQUISITION
           ----------------              -------------   -------   ---------   -------   -----------
Pure Fit, Inc..........................   October 1996   $ 2,705    $   931    $ 1,041      Asset
D&W, Inc...............................   October 1996       530        289        945      Asset
Trend Scientific, Inc..................   January 1997     2,486         62      1,187      Stock
Precision Rotary Instruments...........  February 1997     4,361        975      1,198      Asset
HARVEY(R) bench top sterilizer business
  line of Getinge/Castle, Inc..........     March 1997    10,000       (302)     8,219      Asset
Alexon Biomedical, Inc.................     April 1997     5,862      2,726      4,403      Stock
Remel Limited Partnership..............       May 1997    52,683     11,222     46,010   Partnership
                                                                                         and Equity
                                                                                          Interests
Nippon Intermed K.K....................       May 1997     9,115       (578)     5,612      Joint
                                                                                           Venture
Drug Screening Systems, Inc............      June 1997     2,172       (456)     1,144      Asset
Carr-Scarborough Microbiologicals,
  Inc..................................      July 1997     8,849        358      2,538      Stock
Integrated Separation Systems..........      July 1997     3,981        479      2,562      Asset

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     On May 23, 1997, the Company completed the Merger of National with a subsidiary of the Company formed for this purpose and a related purchase of real estate used in National's operations.

     Under the terms of the merger agreement and the related real estate purchase agreement, National shareholders received 523,618 shares of the Company's common stock (valued at approximately $18,100 based on the Company's closing price on May 23, 1997) for all of the outstanding shares of National and the purchased real estate.

     The Merger was structured as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information, beginning October 1, 1996, has been restated to include National's financial results. The operations of National prior to 1997 were considered immaterial to the Company and are not included in the accompanying 1995 or 1996 presentation.

     Results of the Company and National before and after giving effect to the Merger are as follows:

                                   UNAUDITED

                                                             SIX MONTHS ENDED        YEAR ENDED
                                                              MARCH 31, 1997     SEPTEMBER 30, 1997
                                                             ----------------    ------------------
Total net sales:
The Company................................................      $357,397             $785,058
National...................................................         4,515               10,029
                                                                 --------             --------
The Company, giving effect to the Merger...................      $361,912             $795,087
                                                                 ========             ========
Net income:
The Company................................................      $ 36,153             $ 80,208
National (a)...............................................           545                  995
                                                                 --------             --------
The Company, giving effect to the Merger...................      $ 36,698             $ 81,203
                                                                 ========             ========

---------------

(a) Prior to the Merger, National was an S corporation and, therefore, income tax expense was not reflected in its historical net income. Pro forma adjustments to net income of $327 and $597 are reflected in the six month and full year periods ended March 31 and September 30, 1997, respectively.

     Subsequent to September 30, 1997, the Company completed three acquisitions. The following unaudited table outlines the sales and operating income for the most recent available twelve-month period prior to each acquisition.

                                   UNAUDITED

                                                                OPERATING    TOTAL       TYPE OF
         COMPANY ACQUIRED                DATE         SALES      INCOME      ASSETS    ACQUISITION
         ----------------            -------------    ------    ---------    ------    -----------
Chase Instruments Corp.............   October 1997    21,592      1,957      11,946       Stock
Lida Manufacturing Corp............  November 1997     5,205        242       1,585       Stock
Clinical Standards Laboratories,
  Inc..............................  November 1997     2,363        (75)        958       Stock

(15) SEGMENT INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial reports issued to

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company believes it currently complies with SFAS 131.

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

                                                                1995       1996        1997
                                                              --------   --------   ----------
Net sales:
  Laboratory................................................  $268,397   $394,324   $  491,235
  Dental....................................................   250,803    280,133      303,852
                                                              --------   --------   ----------
  Total net sales...........................................  $519,200   $674,457   $  795,087
                                                              ========   ========   ==========
Operating income:
  Laboratory................................................  $ 55,179   $ 82,594   $  112,266
  Dental....................................................    53,945     54,139       67,693
                                                              --------   --------   ----------
  Total operating income....................................  $109,124   $136,733   $  179,959
                                                              ========   ========   ==========
Depreciation and amortization expense:
  Laboratory................................................  $ 20,093   $ 29,226   $   33,046
  Dental....................................................    12,233     13,951       14,449
  Corporate.................................................     1,401        936        1,373
                                                              --------   --------   ----------
  Total depreciation and amortization expense...............  $ 33,727   $ 44,113   $   48,868
                                                              ========   ========   ==========
Capital expenditures:
  Laboratory................................................  $ 10,917   $ 18,426   $   23,444
  Dental....................................................    11,801     11,640       10,337
  Corporate.................................................       760      8,699        1,532
                                                              --------   --------   ----------
  Total capital expenditures................................  $ 23,478   $ 38,765   $   35,313
                                                              ========   ========   ==========
Identifiable assets:
  Laboratory................................................             $620,746   $  831,786
  Dental....................................................              290,571      315,910
                                                                         --------   ----------
  Total identifiable assets.................................              911,317    1,147,696
  Corporate.................................................               63,296       73,815
                                                                         --------   ----------
  Total assets..............................................             $974,613   $1,221,511
                                                                         ========   ==========

Corporate assets include cash, miscellaneous receivables, and other non-current assets.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                              1995        1996         1997
                                                            --------    --------    ----------
Net Sales:
United States:
  Customers...............................................  $332,646    $429,988    $  539,006
  Inter-geographic........................................    17,541      33,506        25,810
                                                            --------    --------    ----------
                                                             350,187     463,494       564,816
                                                            --------    --------    ----------
Europe:
  Customers...............................................   105,545     143,895       138,489
  Inter-geographic........................................    46,860      61,579        55,584
                                                            --------    --------    ----------
                                                             152,405     205,474       194,073
                                                            --------    --------    ----------
All other areas:
  Customers...............................................    81,009     100,574       117,592
  Inter-geographic........................................     9,781      11,988        13,362
                                                            --------    --------    ----------
                                                              90,790     112,562       130,954
Inter-geographic sales....................................   (74,182)   (107,073)      (94,756)
                                                            --------    --------    ----------
  Total net sales.........................................  $519,200    $674,457    $  795,087
                                                            ========    ========    ==========
Operating income:
  United States...........................................  $ 85,073    $115,537    $  143,155
  Europe..................................................    15,212      11,776        23,110
  All other areas.........................................     8,839       9,420        13,694
                                                            --------    --------    ----------
Total operating income....................................  $109,124    $136,733    $  179,959
                                                            ========    ========    ==========
Accounts receivable:
  United States...........................................              $ 90,408    $  131,242
  Europe..................................................                28,323        23,290
  All other areas.........................................                 9,118        11,375
                                                                        --------    ----------
  Total accounts receivable...............................              $127,849    $  165,907
                                                                        ========    ==========
Identifiable assets:
  United States...........................................              $666,311    $  889,935
  Europe..................................................               223,249       221,751
  All other areas.........................................                21,757        36,010
                                                                        --------    ----------
  Total identifiable assets...............................               911,317     1,147,696
  Other corporate assets..................................                63,296        73,815
                                                                        --------    ----------
  Total assets............................................              $974,613    $1,221,511
                                                                        ========    ==========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           FIRST      SECOND     THIRD      FOURTH     TOTAL
                                          QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                          --------   --------   --------   --------   --------
1996
Net sales...............................  $146,862   $170,851   $171,096   $185,648   $674,457
                                          ========   ========   ========   ========   ========
Gross profit............................  $ 72,850   $ 82,157   $ 85,478   $ 96,142   $336,627
                                          ========   ========   ========   ========   ========
Net income..............................    11,722   $ 10,540   $ 17,105   $ 18,217   $ 57,584
                                          ========   ========   ========   ========   ========
Earnings per share:.....................  $    .25   $    .22   $    .36   $    .38   $   1.20
                                          ========   ========   ========   ========   ========
1997
Net sales...............................  $173,658   $188,254   $209,764   $223,411   $795,087
                                          ========   ========   ========   ========   ========
Gross profit............................  $ 85,879   $ 94,733   $107,607   $114,949   $403,168
                                          ========   ========   ========   ========   ========
Income before extraordinary item........  $ 15,682   $ 21,344   $ 21,790   $ 23,060   $ 81,876
                                          ========   ========   ========   ========   ========
Extraordinary item......................        --         --       (673)        --       (673)
                                          ========   ========   ========   ========   ========
Net income..............................  $ 15,682   $ 21,344   $ 21,117   $ 23,060   $ 81,203
                                          ========   ========   ========   ========   ========
Per Share:
Income before extraordinary item........  $    .32   $    .43   $    .44   $    .46   $   1.65
Extraordinary item......................        --         --       (.01)        --       (.01)
                                          --------   --------   --------   --------   --------
Net income..............................  $    .32   $    .43   $    .43   $    .46   $   1.64
                                          ========   ========   ========   ========   ========

     Amounts in the first and second quarters of 1997 were adjusted to reflect the results of National. The results of National, which was accounted for as a pooling of interests, were combined with the previously reported first and second quarter results of the Company as if the merger occurred on October 1, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 1998, under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 1998, under the caption "Executive Compensation", "Election of Directors -- Directors' Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 1998, under the caption "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

     1. The consolidated financial statements of Sybron International Corporation and its subsidiaries filed under Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   32
Consolidated Balance Sheets as of September 30, 1996 and
  1997......................................................   33
Consolidated Statements of Income for the years ended
  September 30, 1995, 1996 and 1997.........................   34
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1995, 1996 and 1997.............   35
Consolidated Statements of Cash Flows for the years ended
  September 30, 1995, 1996 and 1997.........................   36
Notes to Consolidated Financial Statements..................   37

     2. Financial Statement Schedules.

     The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

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

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fourth quarter of its 1997 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     December 12, 1997          SYBRON INTERNATIONAL CORPORATION

                                By         /s/  KENNETH F. YONTZ
                                    Kenneth F. Yontz, Chairman of the Board,
                                     President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Principal Executive Officer:

             /s/  KENNETH F. YONTZ                        Chairman of the Board,
              Kenneth F. Yontz                     President and Chief Executive Officer
     December 12, 1997

       Principal Financial Officer and
        Principal Accounting Officer:

                /s/  DENNIS BROWN                       Vice President -- Finance,
                Dennis Brown                       Chief Financial Officer and Treasurer
     December 12, 1997

     All of the members of the Board of Directors:

              Don H. Davis, Jr.                           /s/  R. JEFFREY HARRIS
            Christopher L. Doerr                            R. Jeffrey Harris,
               Robert B. Haas                      Attorney and Agent for each member of
               Thomas O. Hicks                           the Board of Directors of
              William U. Parfet                   Sybron International Corporation under
                 Joe L. Roby                                Powers of Attorney
              Richard W. Vieser                           dated December 12, 1997
              Kenneth F. Yontz

     December 12, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     Under date of November 7, 1997, we reported on the consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997, which are included in the 1997 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

Milwaukee, Wisconsin
November 7, 1997

                                                                     SCHEDULE II

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                     ----------------------
                                                      CHARGED
                                        BALANCE AT      TO       CHARGED TO
                                        BEGINNING    COSTS AND     OTHER                     BALANCE AT
             DESCRIPTION                 OF YEAR     EXPENSES     ACCOUNTS     DEDUCTIONS    END OF YEAR
--------------------------------------    ------      ------       ------        ------        ------
Year ended September 30, 1995
  Deducted from asset accounts:
     Allowance for doubtful
       receivables....................    $3,461      $  503       $  283(d)     $1,892(a)     $2,355
                                          ======      ======       ======        ======        ======
     Inventory reserves...............    $3,495      $1,810       $  792(d)     $2,513(b)     $3,584
                                          ======      ======       ======        ======        ======
  Legal reserves......................    $2,451      $2,371       $   --        $1,416(c)     $3,406
                                          ======      ======       ======        ======        ======
Year ended September 30, 1996
  Deducted from asset accounts:
     Allowance for doubtful
       receivables....................    $2,355      $1,129       $  207(d)     $1,262(a)     $2,429
                                          ======      ======       ======        ======        ======
     Inventory reserves...............    $3,584      $2,845       $  756(d)     $1,304(b)     $5,881
                                          ======      ======       ======        ======        ======
  Legal reserves......................    $3,406      $1,066       $   --        $1,047(c)     $3,425
                                          ======      ======       ======        ======        ======
Year ended September 30, 1997
  Deducted from asset accounts:
     Allowance for doubtful
       receivables....................    $2,429      $  722       $  247(d)     $   86(a)     $3,312
                                          ======      ======       ======        ======        ======
     Inventory reserves...............    $5,881      $2,224       $1,704(d)     $3,729(b)     $6,080
                                          ======      ======       ======        ======        ======
  Legal reserves......................    $3,425      $1,672       $   --        $2,703(c)     $2,394
                                          ======      ======       ======        ======        ======

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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-11091)

                                 EXHIBIT INDEX
                                       TO
                        1997 ANNUAL REPORT ON FORM 10-K

  EXHIBIT                                                                        INCORPORATED HEREIN         FILED
    NO.                                DESCRIPTION                                 BY REFERENCE TO          HEREWITH
  -------                              -----------                               -------------------        --------
 2.1          --   Purchase Agreement, dated as of March 14, 1997 (the     Exhibit 2.1 to the Registrant's
                   "Purchase Agreement"), by and among the owners of       Current Report on Form 8-K
                   the partnership interests in Remel Limited              dated April 25, 1997 (the
                   Partnership ("Remel"), Remel Acquisition Co.            "4/25/97 8-K")
                   ("Buyer"), Riverside Partners, Inc. and the other
                   parties identified therein, relating to the purchase
                   by Buyer of all of the partnership interests,
                   limited liability company interests and capital
                   stock of Remel and the other entities whose
                   businesses were acquired by Buyer pursuant to the
                   Purchase Agreement (including the Registrant's
                   guaranty of the obligations of Buyer under the
                   Purchase Agreement).
 2.2          --   Escrow Agreement dated as of April 25, 1997 by and      Exhibit 2.2 to the 4/25/97 8-K
                   among Riverside Partners, Inc., Remel Acquisition
                   Co. and State Street Bank and Trust Company, as
                   escrow agent.
 3.1          --   Articles of Incorporation of the Registrant             Exhibit B to the 1994 Annual
                                                                           Meeting Proxy Statement of
                                                                           Sybron Corporation dated
                                                                           December 17, 1993 ("1994 Proxy
                                                                           Statement")
 3.2          --   Bylaws of the Registrant                                Exhibit C to the 1994 Proxy
                                                                           Statement
 4.1          --   Articles of Incorporation and Bylaws of the             Exhibits 3.1 and 3.2 hereto
                   Registrant
 4.2          --   Amended and Restated Credit Agreement dated as of       Exhibit 4.1 to the Registrant's
                   July 31, 1995 (the "Credit Agreement"), among Sybron    Current Report on Form 8-K
                   International Corporation and certain of its            dated July 31, 1995 ("7/31/95
                   subsidiaries, the several Lenders from time to time     8-K")
                   parties thereto, Chemical Securities Inc. as
                   Arranger, and Chemical Bank, as Administrative Agent
                   for the Lenders
 4.3          --   Form of Revolving Credit Note, dated as of July 31,     Exhibit 4.2 to the
                   1995, executed pursuant to the Credit Agreement         7/31/95 8-K
 4.4          --   Form of Term Note, dated as of July 31, 1995,           Exhibit 4.3 to the
                   executed pursuant to the Credit Agreement               7/31/95 8-K
 4.5          --   Form of Swing Line Note, dated as of July 31, 1995,     Exhibit 4.4 to the 7/31/95 8-K
                   executed pursuant to the Credit Agreement
 4.6          --   Form of Amended and Restated Parent Pledge              Exhibit 4.5 to the 7/31/95 8-K
                   Agreement, dated as of July 31, 1995, executed
                   pursuant to the Credit Agreement
 4.7          --   Form of Amended and Restated Subsidiaries Guarantee,    Exhibit 4.6 to the 7/31/95 8-K
                   dated as of July 31, 1995, executed pursuant to the
                   Credit Agreement

  EXHIBIT                                                                        INCORPORATED HEREIN         FILED
    NO.                                DESCRIPTION                                 BY REFERENCE TO          HEREWITH
  -------                              -----------                               -------------------        --------
 4.8          --   Form of Amended and Restated Subsidiaries Pledge        Exhibit 4.7 to the 7/31/95 8-K
                   Agreement, dated as of July 31, 1995, executed
                   pursuant to the Credit Agreement
 4.9          --   First Amendment, dated as of July 9, 1996, to the       Exhibit 4.1 to the Registrant's
                   Amended and Restated Credit Agreement, dated as of      Form 10-Q for the quarterly
                   July 31, 1995 (as amended, supplemented or otherwise    period ended June 30, 1996 (the
                   modified from time to time, the "Credit Agreement"),    "6/30/96 10-Q")
                   among the Registrant and certain of its
                   subsidiaries, the several Lenders from time to time
                   parties thereto, Chase Securities Inc. (formerly
                   known as Chemical Securities Inc.), as Arranger, and
                   Chemical Bank (now known as Chase Manhattan Bank),
                   as Administrative Agent for the Lenders
 4.10         --   Form of Revolving Credit Note, dated as of July 9,      Exhibit 4.2 to the 6/30/96 10-Q
                   1996, executed pursuant to the Credit Agreement
 4.11         --   Form of CAF Advance Note, dated as of July 9, 1996,     Exhibit 4.3 to the 6/30/96 10-Q
                   executed pursuant to the Credit Agreement
 4.12         --   Amended and Restated Parent Pledge Agreement, dated     Exhibit 4.4 to the 6/30/96 10-Q
                   as of July 9, 1996, executed pursuant to the Credit
                   Agreement
 4.13         --   Form of Amended and Restated Subsidiaries Guarantee,    Exhibit 4.5 to the 6/30/96 10-Q
                   dated as of July 9, 1996, executed pursuant to the
                   Credit Agreement
 4.14         --   Form of Amended and Restated Subsidiaries Pledge        Exhibit 4.6 to the 6/30/96 10-Q
                   Agreement, dated as of July 9, 1996, executed
                   pursuant to the Credit Agreement
 4.15         --   Second Amended and Restated Credit Agreement, dated     Exhibit 4.1 to the 4/25/97 8-K
                   as of April 25, 1997, constituting the Second
                   Amendment to the Amended and Restated Credit
                   Agreement, dated as of July 31, 1995 (as amended,
                   supplemented or otherwise modified from time to
                   time, the "Credit Agreement"), among the Registrant
                   and certain of its subsidiaries, the several Lenders
                   from time to time parties thereto, Chase Securities
                   Inc., as Arranger, and The Chase Manhattan Bank, as
                   Administrative Agent for the Lenders
 4.16         --   Form of Revolving Credit Note, dated as of April 25,    Exhibit 4.2 to the 4/25/97 8-K
                   1997, executed pursuant to the Credit Agreement
 4.17         --   Form of Term Note, dated as of April 25, 1997,          Exhibit 4.3 to the 4/25/97 8-K
                   executed pursuant to the Credit Agreement
 4.18         --   Form of Swing Line Note, dated as of April 25, 1997,    Exhibit 4.4 to the 4/25/97 8-K
                   executed pursuant to the Credit Agreement
 4.19         --   Form of CAF Advance Note, dated as of April 25,         Exhibit 4.5 to the 4/25/97 8-K
                   1997, executed pursuant to the Credit Agreement
 4.20         --   Form of Second Amended and Restated Parent Pledge       Exhibit 4.6 to the 4/25/97 8-K
                   Agreement, dated as of April 25, 1997, executed
                   pursuant to the Credit Agreement
 4.21         --   Form of Second Amended and Restated Subsidiaries        Exhibit 4.7 to the 4/25/97 8-K
                   Guarantee, dated as of April 25, 1997, executed
                   pursuant to the Credit Agreement

  EXHIBIT                                                                        INCORPORATED HEREIN         FILED
    NO.                                DESCRIPTION                                 BY REFERENCE TO          HEREWITH
  -------                              -----------                               -------------------        --------
 4.22         --   Form of Second Amended and Restated Subsidiaries        Exhibit 4.8 to the 4/25/97 8-K
                   Pledge Agreement, dated as of April 25, 1997,
                   executed pursuant to the Credit Agreement
10.1*         --   Form of Employment Agreement with the executive         Exhibit 10(a) to Sybron
                   officers of the Registrant                              Corporation's Form 10-K for the
                                                                           fiscal year ended September 30,
                                                                           1993 ("1993 10-K")
10.2*         --   Schedule of executive officers who are parties to
                   the Employment Agreement filed as Exhibit 10.1, with
                   a summary of significant terms
10.3*         --   Shareholders Agreement, dated as of May 6, 1992,        Exhibit 10(f-2) to Sybron
                   between Sybron Corporation and certain shareholders     Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-52614)
10.4*         --   1988 Stock Option Plan                                  Exhibit 10(q) to Sybron
                                                                           Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-20829)
10.5*         --   1990 Stock Option Plan                                  Exhibit 10(q-2) to Sybron
                                                                           Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-20829)
10.6*         --   1994 Outside Directors' Stock Option Plan               Exhibit D to the 1994 Proxy
                                                                           Statement
10.7*         --   Amendment to the 1988 Stock Option Plan                 Exhibit 10(q-4) to Sybron
                                                                           Corporation's Form 10-K for the
                                                                           fiscal year ended September 30,
                                                                           1992 ("1992 10-K")
10.8*         --   Amendment to the 1990 Stock Option Plan                 Exhibit 10(q-6) to the 1992
                                                                           10-K
10.9*         --   Form of Nonstatutory Stock Option Agreement under       Exhibit 10(r) to Sybron
                   the 1988 Stock Option Plan                              Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-20829)
10.10*        --   Form of Nonstatutory Stock Option Agreement under       Exhibit 10(s-1) to Sybron
                   the 1990 Stock Option Plan                              Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-20829)
10.11*        --   Form of Nonstatutory Stock Option Agreement under       Exhibit 10(u) to the 1993 10-K
                   the 1993 Long-Term Incentive Plan
10.12*        --   Form of prior Indemnity Agreement with each of the      Exhibit 10(v) to the 1993 10-K
                   executive officers and directors identified on the
                   schedule thereto

  EXHIBIT                                                                        INCORPORATED HEREIN         FILED
    NO.                                DESCRIPTION                                 BY REFERENCE TO          HEREWITH
  -------                              -----------                               -------------------        --------
10.13         --   Lease Agreement dated December 21, 1988 between         Exhibit 10(bb) to Sybron
                   CPA:7 and CPA:8, as landlord, and Ormco Corporation;    Corporation's Registration
                   as tenant                                               Statement on Form S-1 (No.
                                                                           33-24640)
10.14         --   Lease Agreement dated December 21, 1988 between         Exhibit 10(cc) to Sybron
                   CPA:7 and CPA:8, as landlord, and Barnstead             Corporation's Registration
                   Thermolyne Corporation, as tenant                       Statement on Form S-1 (No.
                                                                           33-24640)
10.15         --   Lease Agreement dated December 21, 1988 between         Exhibit 10(dd) to Sybron
                   CPA:7 and CPA:8, as landlord, and Kerr Manufacturing    Corporation's Registration
                   Company, as tenant                                      Statement on Form S-1 (No.
                                                                           33-24640)
10.16         --   Lease Agreement dated December 21, 1988 between         Exhibit 10(ee) to Sybron
                   CPA:7 and CPA:8, as landlord, and Erie Scientific       Corporation's Registration
                   Company, as tenant                                      Statement on Form S-1 (No.
                                                                           33-24640)
10.17         --   Lease Agreement dated December 21, 1988 between         Exhibit 10(ff) to Sybron
                   CPA:7 and CPA:8, as landlord, and Nalge Nunc            Corporation's Registration
                   International Corporation (formerly Nalge Company),     Statement on File S-1 (No.
                   as tenant                                               33-24640)
10.18         --   Guaranty and Suretyship Agreement dated December 21,    Exhibit 10(gg) to Sybron
                   1988 between Sybron Corporation and CPA:7 and CPA:8     Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-24640)
10.19         --   Tenant Agreement dated December 21, 1988 between New    Exhibit 10(rr) to Sybron
                   England Mutual Life Insurance Company, as lender,       Corporation's Registration
                   and CPA:7 and CPA:8, as landlord, and Ormco             Statement on Form S-1 (No.
                   Corporation, as tenant                                  33-24640)
10.20         --   Tenant Agreement dated December 21, 1988 between New    Exhibit 10(ss) to Sybron
                   England Mutual Life Insurance Company, as lender,       Corporation's Registration
                   and CPA:7 and CPA:8, as landlord, and Barnstead         Statement on Form S-1 (No.
                   Thermolyne Corporation, as tenant                       33-24640)
10.21         --   Tenant Agreement dated December 21, 1988 between New    Exhibit 10(tt) to Sybron
                   England Mutual Life Insurance Company, as lender,       Corporation's Registration
                   and CPA:7 and CPA:8, as landlord, and Kerr              Statement on Form S-1 (No.
                   Manufacturing Company, as tenant                        33-24640)
10.22         --   Tenant Agreement dated December 21, 1988 between New    Exhibit 10(uu) to Sybron
                   England Mutual Life Insurance Company, as lender,       Corporation's Registration
                   and CPA:7 and CPA:8, as landlord, and Erie              Statement on Form S-1 (No.
                   Scientific Company, as tenant                           33-24640)
10.23         --   Tenant Agreement dated December 21, 1988 between New    Exhibit 10(vv) to Sybron
                   England Mutual Life Insurance Company, as lender,       Corporation's Registration
                   and CPA:7 and CPA:8, as landlord, and Nalge Nunc        Statement on Form S-1 (No.
                   International Corporation (formerly Nalge Company),     33-24640)
                   as tenant

  EXHIBIT                                                                        INCORPORATED HEREIN         FILED
    NO.                                DESCRIPTION                                 BY REFERENCE TO          HEREWITH
  -------                              -----------                               -------------------        --------
10.24         --   Sale and Leaseback Agreement dated December 21, 1988    Exhibit 10(ww) to Sybron
                   between Sybron Corporation and New England Mutual       Corporation's Registration
                   Life Insurance Company, as lender                       Statement on Form S-1 (No.
                                                                           33-24640)
10.25         --   Environmental Risk Agreement dated December 21, 1988    Exhibit 10(xx) to Sybron
                   from Sybron Corporation and Ormco Corporation, as       Corporation's Registration
                   indemnitors, to New England Mutual Life Insurance       Statement on Form S-1 (No.
                   Company, as lender, and CPA:7 and CPA:8, as             33-24640)
                   borrowers
10.26         --   Environmental Risk Agreement dated December 21, 1988    Exhibit 10(yy) to Sybron
                   from Sybron Corporation and Barnstead Thermolyne        Corporation's Registration
                   Corporation, as indemnitors, to New England Mutual      Statement on Form S-1 (No.
                   Life Insurance Company, as lender, and CPA:7 and        33-24640)
                   CPA:8, as borrowers
10.27         --   Environmental Risk Agreement dated December 21, 1988    Exhibit 10(zz) to Sybron
                   from Sybron Corporation and Kerr Manufacturing          Corporation's Registration
                   Company, as indemnitors, to New England Mutual Life     Statement on Form S-1 (No.
                   Insurance Company, as lender, and CPA:7 and CPA:8,      33-24640)
                   as borrowers
10.28         --   Environmental Risk Agreement dated December 21, 1988    Exhibit 10(aaa) to Sybron
                   from Sybron Corporation and Erie Scientific Company,    Corporation's Registration
                   as indemnitors, to New England Mutual Life Insurance    Statement on Form S-1 (No.
                   Company, as lender, and CPA:7 and CPA:8, as             33-24640)
                   borrowers
10.29         --   Environmental Risk Agreement dated December 21, 1988    Exhibit 10(bbb) to Sybron
                   from Sybron Corporation and Nalge Nunc International    Corporation's Registration
                   Corporation (formerly Nalge Company), as                Statement on Form S-1 (No.
                   indemnitors, to New England Mutual Life Insurance       33-24640)
                   Company, as lender, and CPA:7 and CPA:8, as
                   borrowers
10.30*        --   Life insurance policy for Kenneth F. Yontz,             Exhibit 10(eee) to Sybron
                   executive officer of the Registrant                     Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-45948)
10.31*        --   Life insurance policy for Frank H. Jellinek, Jr.,       Exhibit 10(eee-1) to Sybron
                   executive officer of the Registrant                     Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-45948)
10.32*        --   Life insurance policy for Floyd W. Pickrell, Jr.,       Exhibit 10(eee-4) to Sybron
                   executive officer of the Registrant                     Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-45948)
10.33*        --   Life insurance policy for David T. Della Penta,         Exhibit 10(eee-3) to Sybron
                   executive officer of the Registrant                     Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-45948)
10.34*        --   Life insurance policy for R. Jeffrey Harris,            Exhibit 10(rr) to the 1993 10-K
                   executive officer of the Registrant

  EXHIBIT                                                                        INCORPORATED HEREIN         FILED
    NO.                                DESCRIPTION                                 BY REFERENCE TO          HEREWITH
  -------                              -----------                               -------------------        --------
10.35         --   Lease Agreement, as amended, with respect to Ormco      Exhibit 10(fff) to Sybron
                   Corporation's manufacturing facility in Glendora, CA    Corporation's Registration
                                                                           Statement on Form S-1 (No.
                                                                           33-20829)
10.36*        --   Form of Indemnification Agreement with each of the                                              X
                   executive officers and directors identified on the
                   schedule thereto
10.37*        --   Amended and Restated 1993 Long-Term Incentive Plan      Exhibit A to the Registrant's
                                                                           1995 Annual Meeting Proxy
                                                                           Statement dated December 16,
                                                                           1994 ("1995 Proxy Statement")
10.38*        --   Senior Executive Incentive Compensation Plan,           Exhibit B to the 1995 Proxy
                   effective October 1, 1994                               Statement
10.39*        --   Life Insurance Policy for Dennis Brown, executive       Exhibit 10.42 to the
                   officer of the Registrant                               Registrant's Form 10-K for the
                                                                           fiscal year ended September 30,
                                                                           1995 (the "1995 10-K")
10.40*        --   Life insurance policy for Randy A. Hoff, executive      Exhibit 10.43 to the 1995 10-K
                   officer of the Registrant
10.41*        --   Amended and Restated 1994 Outside Directors' Stock      Exhibit 10.41 to the
                   Option Plan                                             Registrant's Form 10-K for the
                                                                           fiscal year ended September 30,
                                                                           1996
10.42*        --   Amended and Restated Senior Executive Incentive         Exhibit A to the Registrant's
                   Compensation Plan                                       1997 Annual Meeting Proxy
                                                                           Statement dated December 20,
                                                                           1996
10.43*        --   Consulting Agreement by and between William U.                                                  X
                   Parfet and Richard-Allan Scientific Company dated as
                   of June 8, 1995
11            --   Statement regarding computation of per share                                                    X
                   earnings
21            --   Subsidiaries of the Registrant                                                                  X
23            --   Consent of KPMG Peat Marwick LLP                                                                X
24            --   Powers of Attorney of directors of the Registrant                                               X
27            --   Financial Data Schedule                                                                         X

---------------

* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.