Form 10-Q
period 1997-12-31
SYBRON INTERNATIONAL CORP
filed 1998-02-17
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               --------------  ----------------

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

         At February 9, 1998 there were 97,191,300 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding. The number of outstanding shares has been adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend (one share of Common Stock for each outstanding share of Common Stock), to be distributed on February 20, 1998 to shareholders of record at the close of business on February 12, 1998.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES




                                   Index                                                         Page
-------------------------------------------------------------------------------                  ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, December 31, 1997 (unaudited)
  and September 30, 1997                                                                          2

Consolidated Statements of Income, for the three months ended
  December 31, 1997 (unaudited) and 1996 (unaudited)                                              3

Consolidated Statements of Shareholders' Equity for the year ended September 30,
         1997 and the three months ended December 31, 1997 (unaudited)                            4

Consolidated Statements of Cash Flows, for the three months ended December 31,
  1997 (unaudited) and 1996 (unaudited)                                                           5

Notes to Unaudited Consolidated Financial Statements                                              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                                       8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                16

PART II - OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 16

      ITEM 5. OTHER INFORMATION                                                                   18

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                    19

SIGNATURES                                                                                        20




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)





                                                  ASSETS
                                                                        December 31,        September 30,
                                                                            1997                1997
                                                                        -------------       --------------
                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents .............................................   $    19,004    $    17,155
  Accounts receivable (less allowance for doubtful
    receivables of $3,724 and $3,312) ...................................       165,231        165,907
  Inventories (note 2) ..................................................       156,626        144,217
  Deferred income taxes .................................................        16,727         16,629
  Prepaid expenses and other current assets .............................        18,074         15,880
                                                                            -----------    -----------
       Total current assets .............................................       375,662        359,788
                                                                            -----------    -----------
Property, plant and equipment net of depreciation of $157,252
   and $139,792 .........................................................       195,728        190,291
Intangible assets .......................................................       686,917        647,567
Deferred income taxes ...................................................        16,638         16,468
Other assets ............................................................         5,907          7,397
                                                                            -----------    -----------
       Total assets .....................................................   $ 1,280,852    $ 1,221,511
                                                                            ===========    ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................   $    42,490    $    41,184
  Current portion of long-term debt .....................................        36,749         37,252
  Income taxes payable ..................................................         6,862            954
  Accrued payroll and employee benefits .................................        28,859         34,466
  Deferred income taxes .................................................         6,305          4,794
  Other current liabilities .............................................        28,290         25,630
                                                                            -----------    -----------
      Total current liabilities .........................................       149,555        144,280
                                                                            -----------    -----------
Long-term debt ..........................................................       676,637        645,733
Deferred income taxes ...................................................        51,214         51,761
Other liabilities .......................................................        11,999         12,781
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares .........            --             --
  Common Stock, $.01 par value; authorized 250,000,000
    shares, issued 96,686,306 and 96,346,056 shares, respectively .......           967            963
  Equity Rights, 50 and 250 rights at $1.09 per right respectively ......            --             --
  Additional paid-in capital ............................................       202,506        197,799
  Retained earnings .....................................................       213,046        193,713
  Cumulative foreign currency translation adjustment ....................       (25,072)       (25,518)
  Treasury common stock, 220 and 1,090 shares at cost
    respectively ........................................................            --             (1)
                                                                            -----------    -----------
       Total shareholders' equity .......................................       391,447        366,956
                                                                            -----------    -----------
       Total liabilities and shareholders' equity .......................   $ 1,280,852    $ 1,221,511
                                                                            ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                          Three Months Ended
                                                              December 31,
                                                           1997         1996
                                                           ----         ----
Net sales ...........................................   $ 210,127    $ 173,658
Cost of sales:
   Cost of product sold .............................     104,103       86,819
   Depreciation of purchase accounting adjustments ..         165          960
                                                        ---------    ---------

Total cost of sales .................................     104,268       87,779
                                                        ---------    ---------

Gross profit ........................................     105,859       85,879

Selling, general and administrative expenses ........      54,160       45,313
Depreciation and amortization of purchase
 accounting adjustments .............................       6,028        4,763
                                                        ---------    ---------

Operating income ....................................      45,671       35,803
                                                        ---------    ---------

Other income (expense):

   Interest expense .................................     (12,992)      (9,151)
   Amortization of deferred financing fees ..........         (53)         (72)
   Other, net .......................................         (62)        (142)
                                                        ---------    ---------

Income before income taxes ..........................      32,564       26,438

Income taxes ........................................      13,229       10,760
                                                        ---------    ---------

Net income ..........................................   $  19,335    $  15,678
                                                        =========    =========

Basic earnings per common share .....................   $     .20    $     .17
                                                        =========    =========
Diluted earnings per common share ...................   $     .19    $     .16
                                                        =========    =========

See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
               AND FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              CUMULATIVE
                                                                                                FOREIGN
                                                                      ADDITIONAL               CURRENCY     TREASURY       TOTAL
                                             COMMON         EQUITY      PAID-IN    RETAINED   TRANSLATION    COMMON    SHAREHOLDERS'
                                              STOCK         RIGHTS     CAPITAL     EARNINGS   ADJUSTMENT      STOCK        EQUITY
                                            ---------       ------   ------------  --------   ----------    --------   -------------
Balance at  September  30, 1996 ..........   $     938   $       1    $ 179,954    $ 111,378    $  (9,189)   $    (3)   $   283,079
Shares issued in connection with
 the exercise of 1,451,392 stock options..          15          --       11,465           (8)          --         --         11,472
Conversion of 448 equity rights to 1,960
 shares of common stock ..................          --          (1)          --           (1)          --          2             --
Tax benefits related to stock options .....         --          --        6,385           --           --         --          6,385
1,047,236 shares of common stock issued
 in connection with National Scientific
 Company Merger ..........................          10          --           (5)       2,745           --         --          2,750
Dividends paid by National Scientific
 Company prior to the merger .............          --          --           --       (1,604)          --         --         (1,604)
Net income ...............................          --          --           --       81,203           --         --         81,203
Cumulative foreign currency
 translation ion adjustment ..............          --          --           --           --      (16,329)        --        (16,329)
                                             ---------   ---------    ---------    ---------    ---------    -------    -----------
Balance at September 30, 1997 ............   $     963   $      --    $ 197,799    $ 193,713    $ (25,518)   $    (1)   $   366,956
                                             =========   =========    =========    =========    =========    =======    ===========
Shares issued in connection
 with the exercise of 340,250
 stock options ...........................           4          --        2,868           (1)          --         --          2,871
Conversion of 200 equity rights to 872
 shares of common stock ..................          --          --           --           (1)          --          1             --
Tax benefits related to stock options ....          --          --        1,839           --           --         --          1,839
Net income (Unaudited) ...................          --          --           --       19,335           --         --         19,335
Cumulative foreign currency
 translation adjustment ..................          --          --           --           --          446         --            446
                                             ---------   ---------    ---------    ---------    ---------    -------    -----------
Balance at December 31, 1997
 (Unaudited) .............................   $     967   $      --    $ 202,506    $ 213,046    $ (25,072)   $    --    $   391,447
                                             =========   =========    =========    =========    =========    =======    ===========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                            Three Months Ended
                                                                               December 31,
                                                                            1997        1996
                                                                           ------      ------
Cash flows from operating activities:
 Net income ..........................................................   $ 19,335    $ 15,678
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation .......................................................      7,288       6,989
  Amortization .......................................................      6,073       4,756
  Provision for losses on doubtful accounts ..........................         66         107
  Inventory provisions ...............................................       (863)        779
  Deferred income taxes ..............................................       (696)     (2,101)
   Changes in assets and liabilities:
  Decrease in accounts receivable ....................................      4,110       4,740
  Increase in inventories ............................................     (8,689)     (3,202)
  Increase in prepaid expenses and other current assets ..............     (5,773)     (4,406)
  (Decrease) increase in accounts payable ............................        708      (5,728)
  Increase in income taxes payable ...................................      4,549       3,767
  Decrease in accrued payroll and employee benefits ..................     (6,334)     (5,891)
  Increase in other current liabilities ..............................      2,929       1,604
  Net change in other assets and liabilities .........................      8,721       3,287
                                                                         --------    --------
  Net cash provided by operating activities ..........................     31,424      20,379

Cash flows from investing activities:
  Capital expenditures ...............................................     (9,391)     (6,709)
  Proceeds from sales of property, plant, and equipment ..............      1,064         127
  Net payments for businesses acquired ...............................    (53,287)     (5,678)
                                                                         --------    --------
   Net cash used in investing activities .............................    (61,614)    (12,260)

Cash flows from financing activities:
 Increase in the revolving credit facility ...........................     40,400       8,900
 Principal payments on long-term debt ................................     (9,092)     (9,041)
 Proceeds from the exercise of common stock options ..................      2,870       2,390
 Other ...............................................................     (1,072)        677
                                                                         --------    --------
  Net cash provided by financing activities ..........................     33,106       2,926

Effect of exchange rate changes on cash ..............................     (1,067)      1,051
Net increase in cash and cash equivalents ............................      1,849      12,096
Cash and cash equivalents at beginning of year .......................     17,155      10,874
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $ 19,004    $ 22,970
                                                                         ========    ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ............................   $ 13,110    $  8,690
 Cash paid during the period for income taxes ........................      6,924       4,282
 Capital lease obligations incurred ..................................        165         132

         See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. When we use the terms "Company", "Sybron", "We", or "Our", we are referring to Sybron International Corporation and its subsidiaries and their respective predecessors. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim period have been included. All such adjustments were of a normal recurring nature. The results for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the three month period ended December 31, 1996, as originally reported, have been reclassified to conform with the three month period ended December 31, 1997 presentation.

     The results for the first quarter ended December 31, 1996 have been adjusted to reflect the results of National Scientific Company. The results of National Scientific Company, which were accounted for as a pooling of interests, were combined with our previously reported results as if the merger occurred on October 1, 1996.

2.   Inventories at December 31, 1997 consist of the following:

                                              (In thousands)

      Raw materials                             $ 51,163
      Work-in-process                             28,660
      Finished goods                              80,949
      LIFO Reserve                                (4,146)
                                               ---------
                                                $156,626
                                               =========

3.   Acquisitions completed in the first quarter of fiscal 1998 are as follows:

     (a) On October 1, 1997, Erie Scientific International Corporation ("Erie") completed the acquisition of Chase Instruments Corp. ("Chase"), a manufacturer of disposable laboratory glassware. Annual sales of Chase are approximately $24 million.

     (b) On October 29, 1997, Nalge Nunc International Corporation completed the acquisition of Lida Manufacturing Corporation ("Lida"), a producer of syringe filters for chromatography sample preparation, biological research, genetic research, and general laboratory filtration. Annual sales of Lida are approximately $7 million.

     (c) On November 26, 1997, Erie completed the acquisition of Clinical Standards Laboratories, Inc. ("CSL"). CSL's products are used to detect and identify bacteria involved in infections. Annual sales of CSL are approximately $2.6 million.

      (d) On December 16, 1997, Ormco Corporation completed the acquisition of the Ormodent group of companies ("Ormodent"). Ormodent has been the distributor of Ormco's orthodontic line of products in France. Annual sales of Ormodent are approximately $20 million.

      Acquisitions completed after the first quarter of fiscal 1998 are as follows:

      (a) On January 2, 1998, Erie completed the acquisition of Diagnostic Reagents, Inc. ("DRI"). DRI manufactures and sells immunoassay reagents principally for drugs-of-abuse testing. Annual sales of DRI are approximately $10 million.

      (b) On January 27, 1998, Erie completed the acquisition of the assets of Cel-Line Associates, Inc. ("Cel-Line"), a manufacturer of printed microscope slides. Annual sales of Cel-Line are approximately $1.7 million.

 4. In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" ("EPS"). SFAS 128 replaces the requirement for a presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, both of which are required to be presented on the face of the statement of income for all entities with complex capital structures. SFAS 128 was effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior period EPS.

5. On January 30, 1998 we announced a two-for-one stock split in the form of a 100 percent stock dividend (one share of stock for each outstanding share of stock), to be distributed on February 20, 1998, to shareholders of record at the close of business on February 12, 1998. The financial results for all periods presented have been restated to reflect this change. Earnings per share prior to the announced split were as follows:

                                                        Three Months Ended
                                                           December 31,
                                                         ----------------
                                                         1997       1996
                                                         -----      -----
      Basic EPS prior to the two-for-one stock split     $0.40      $0.33
                                                         =====      =====

      Diluted EPS prior to the two-for-one stock split   $0.39      $0.32
                                                         =====      =====


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

         Both our sales and operating income for the quarter ended December 31, 1997 (the first quarter of fiscal 1998) grew over the corresponding prior year period. Net sales for the quarter ended December 31, 1997 increased by 21.0% over the corresponding fiscal 1997 period. Sales growth in the first quarter of fiscal 1998 was strong both domestically and internationally with increases of 26.4% and 10.8%, respectively, over the 1997 period. International sales were negatively impacted by the strengthening of the U.S. dollar. If currency effects were removed from sales, the international increase would have been 18.4%. Acquisitions aided sales growth in the quarter, accounting for $26.4 million and $5.4 million of the domestic and international sales increases, respectively. Our internal growth was 2.7%, negatively impacted by the strengthened U.S. dollar. Without currency effects, internal growth was approximately 5.3%. We continue to maintain an active program of developing and marketing both new products and product line extensions, as well as growth through acquisitions. We completed four acquisitions in the first quarter of fiscal 1998 and two more in January 1998. (See Note 3 of the Notes to the Unaudited Consolidated Financial Statements).

         The results of operations of Sybron reflect goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $13.4 million and $11.7 million for the quarters ended December 31, 1997 and 1996, respectively. Our earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", we believe is the appropriate measure of our ability to internally fund our liquidity requirements, amounted to $58.9 million and $47.3 million for the quarters ended December 31, 1997 and 1996, respectively. EBITDA represents, for any relevant period, net income plus (i) interest expense, (ii) provision for income taxes, and (iii) depreciation and amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

         Substantial portions of our sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies verses the U.S. dollar.

         From time to time, we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. These options expire in the third and fourth quarters of fiscal 1998 and are designed to protect Sybron from potential detrimental effects of currency movements associated with the U.S. dollar verses the German mark and the French franc as compared to the third and fourth quarters of fiscal 1997.

                  As previously reported, on May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Rochester Site" or "Site"), a discontinued operation. CE's complaint seeks indemnification from the Company with respect to the cost to remediate certain environmental contamination at the Rochester Site. The CE Litigation has not yet advanced beyond the filing of the complaint. CE entered into a voluntary cleanup agreement ("VCA") concerning the Site with the New York State Department of Environmental Conservation ("NYSDEC") and is in the process of negotiation with NYSDEC to establish cleanup goals and remedial methods for the Site. Because cleanup goals and remedial methods have not yet been established, and because the extent of the Company's liability, if any, is uncertain, the Company cannot estimate with any reasonable certainty the cost to it of CE's claims. The Company has provided notice to its third party liability insurance carriers. To date, the carriers have denied coverage.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1996

         NET SALES. Net sales for the three months ended December 31, 1997 were $210.1 million, an increase of $36.5 million (21.0%) from net sales of $173.7 million for the corresponding three months ended December 31, 1996. Sales in the laboratory segment were $137.1 million for the three months ended December 31, 1997, an increase of 33.1% from the corresponding 1997 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $30.6 million), (ii) increased volume from sales of existing products (approximately $3.8 million), (iii) price increases (approximately $0.8 million) and (iv) increased volume from sales of new products (approximately $0.7 million). Increased sales in the laboratory segment were partially offset by unfavorable foreign currency impacts (approximately $1.8 million). In the dental segment, net sales were $73.0 million for the three months ended December 31, 1997, an increase of 3.3% from the corresponding fiscal 1997 period. Increased sales in the dental segment resulted primarily from (i) increased volume from sales of existing products (approximately $3.7 million), (ii) sales of products of acquired companies (approximately $1.2 million) and (iii) increased volume from sales of new products (approximately $0.3 million). Increased sales in the dental segment were partially offset by unfavorable foreign currency impacts (approximately $2.8 million).

         GROSS PROFIT. Gross profit for the first quarter of fiscal 1998 was $105.9 million, an increase of 23.3% from gross profit of $85.9 million for the corresponding fiscal 1997 period. Gross profit in the laboratory segment was $64.1 million (46.8% of net segment sales) in the first quarter of fiscal 1998, an increase of 37.9% from gross profit of $46.5 million (45.1% of net segment sales) during the corresponding fiscal 1997 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $14.9 million), (ii) increased volume (approximately $3.4 million), (iii) a favorable overhead application (approximately $0.9 million) and (iv) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.4 million). Increased gross profit in the laboratory segment was partially offset by (i) an unfavorable foreign currency impact (approximately $1.2 million), (ii) an unfavorable product mix (approximately $0.5 million), (iii) price reductions (approximately $0.2 million) and (iv) inventory factors (approximately $0.2 million). In the dental segment, gross profit was $41.8 million (57.2% of net segment sales) in the first quarter of fiscal 1998, an increase of 6.0% from gross profit of $39.4 million (55.7% of net segment sales) during the corresponding fiscal 1997 period. Increased gross profit in the dental segment resulted primarily from (i) increased volume (approximately $1.9 million), (ii) inventory factors (approximately $1.3 million), (iii) the effects of acquired companies (approximately $0.5 million) and (iv) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.4 million), partially offset by unfavorable foreign currency impacts (approximately $1.7 million).

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 1998 were $60.2 million (28.6% of net sales) as compared to $50.1 million (28.8% of net sales) in the corresponding fiscal 1997 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $5.2 million in the first quarter of fiscal 1998, representing a decrease of 7.3% from $5.6 million in the corresponding fiscal 1997 period. The decrease at the corporate level was primarily due to a reduction in depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $55.0 million (26.2% of net sales), representing an increase of 23.7% from $44.4 million (25.6% of net sales) in the corresponding fiscal 1997 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $6.2 million), (ii) increased marketing expense (approximately $2.5 million), (iii) increased amortization of intangible assets related to acquired businesses (approximately $1.8 million) and (iv) increased general and administrative expense (approximately $1.3 million) partially offset by (i) favorable foreign currency impacts (approximately $0.9 million) and (ii) a reduction in research and development expenditures (approximately $0.3 million).

         OPERATING INCOME. As a result of the foregoing, operating income was $45.7 million (21.7% of net sales) in the first quarter of fiscal 1998 compared to $35.8 million (20.6% of net sales) in the corresponding fiscal 1997 period. Operating income in the laboratory segment was $30.0 million (21.9% of net segment sales) in the first quarter of fiscal 1998 compared to $21.5 million (20.8% of net segment sales) in the corresponding fiscal 1997 period. Operating income in the dental segment was $15.7 million (21.5% of net segment sales) in the first quarter of fiscal 1998 compared to $14.3 million (20.3% of net segment sales) in the corresponding fiscal 1997 period.

         INTEREST EXPENSE. Interest expense was $13.0 million in the first quarter of fiscal 1998 compared to $9.2 million in the corresponding fiscal 1997 period. The increase resulted from a higher debt balance primarily from our acquisition activity. Interest expense during the quarters ended December 31, 1997 and 1996 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

         INCOME TAXES. Taxes on income increased $2.5 million in the first quarter of fiscal 1998, primarily as a result of increased earnings.

         NET INCOME. As a result of the foregoing, Sybron had net income of $19.3 million in the first quarter of fiscal 1998 compared to $15.7 million in the corresponding fiscal 1997 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $1.6 million when compared to the prior year quarter. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies partially offset by reduction in depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of our 1987 leveraged buyout transaction ("the Acquisition") and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $37.3 million in the first quarter of fiscal 1998 primarily as a result of the acquisition of Chase. We believe, therefore, that EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

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

         Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) are anticipated to be our largest use of operating funds in the future. The Credit Facilities provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of our total debt to EBITDA , or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). In the first quarter of fiscal 1998, the average interest rate on the Term Loan Facility (inclusive of the swap agreements described below) was 6.2% and the average interest rate on the Revolving Credit Facility was 6.6%.

         As a result of the terms of the Credit Agreement and our agreement governing the previous credit facilities, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time, we enter into interest rate swap agreements. At December 31, 1997, swap agreements aggregating a notional amount of $375 million were in place to hedge against a rise in interest rates. On December 15, 1997, a swap agreement with a notional amount of $50 million expired. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During the first quarter of fiscal 1998, the LIBOR Margin was
 .75%. The swap agreement rates and durations are as follows:



                                                      SWAP AGREEMENT            SWAP AGREEMENT
EXPIRATION DATE                    NOTIONAL AMOUNT          DATE                     RATE
---------------                    ---------------          ----                     ----

July 7, 1998................        $50 million       July 7, 1993                  5.17%
August 9, 1999..............        $50 million       August 7, 1997               6.077%
August 13, 1999.............        $50 million       August 13, 1993               5.54%
September 8, 2000...........        $50 million       December 8, 1995              5.56%
February 7, 2001............        $50 million       August 7, 1997                5.91%
May 7, 2001.................        $75 million       May 7, 1997                 6.5875%
September 10, 2001..........        $50 million       December 8, 1995             5.623%

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

         As set forth above, after the Second Amendment, the Revolving Credit Facility provides up to $600 million in available credit. At December 31, 1997, there was $194.6 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in 1997 and $8.75 million due in the first quarter of fiscal 1998. Annual payments, in the remainder of fiscal 1998 and succeeding fiscal years, are due as follows: $26.25 million, $36.25 million, $42.5 million, $53.75 million and $123.75 million.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Quorum

         The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on January 30, 1998. A quorum was present at the Annual Meeting, with 44,804,288 shares out of a total of 48,175,503 shares entitled to cast votes represented in person or by proxy at the meeting. The share amounts set forth in this Item 4 are not adjusted to reflect the two-for-one stock split effective February 20, 1998.

Proposal Number 1:         To Elect Three Directors to Serve as Class III
                           Directors Until the 2001 Annual Meeting of
                           Shareholders and Until Their Respective Successors are Duly Elected and Qualified.

         The shareholders voted to elect Kenneth F. Yontz, Joe L. Roby and William U. Parfet to serve as Class III directors until the 2001 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:


                                       MR. YONTZ                     MR. ROBY                MR. PARFET
                                       ---------                     --------                ----------

       For                             44,556,213                   44,556,366                 44,549,766
       Withheld From                      248,075                      247,922                    254,522


         Under Wisconsin law, directors are elected by a plurality of the votes cast by shares entitled to vote in the election of directors. "Plurality" means that the individuals who receive the largest number of votes are elected as directors up to the maximum number of directors to be chosen in the election. Any shares not voted, whether by withheld authority, broker non-vote or otherwise, have no effect in the election of directors except to the extent that the failure to vote for an individual results in another individual receiving a larger number of votes. Accordingly, the above referenced results indicate that each of Messrs. Yontz, Roby and Parfet received a plurality of the votes cast by shares present in person or by proxy at the meeting and entitled to vote on the election of directors.

         The terms of office as directors of Don H. Davis Jr., Richard W. Vieser, Christopher L. Doerr, Thomas O. Hicks and Robert B. Haas continued after the meeting.

Proposal Number 2:   To Consider and Vote Upon a Proposal to Amend the Sybron
                     International Corporation Amended and Restated 1993 Long-
                     Term Incentive Plan.

         The shareholders voted to approve a proposal to amend the Sybron International Corporation Amended and Restated 1993 Long-Term Incentive Plan (the "Plan") to (1) increase the number of shares of Common Stock authorized for issuance pursuant to the Plan by 2,400,000 (4,800,000 as adjusted for the two-for-one stock split effective February 20, 1998); (2) provide it is intended that the members of the Committee charged with administering the Plan qualify as "non-employee directors" as defined in Rule 16b-3 under the Securities Exchange Act of 1934 as well as "outside directors" for purposes of Section 162(m) of the Internal Revenue Code; (3) revise the share withholding provisions relating to tax withholding requirements to delete restrictions no longer required by Rule 16b-3; (4) require Non-Qualified Stock Options to be granted with an exercise price not less than 100% of Fair Market Value at the time of grant; and (5) delete all provisions of the Plan relating to restricted stock. The results of the vote are as follows:

              For                                       43,134,859
              Against                                    1,641,974
              Abstentions                                   27,455
              Broker Non-Votes                                   0

         Under Wisconsin law, the affirmative vote of a majority of the votes cast thereon is required for the approval of Proposal Number 2. Because abstentions and broker non-votes are not considered votes cast, neither has an effect on the voting for the proposal. Accordingly, the above referenced results indicate the proposal to amend the Company's Plan received the affirmative vote of 43,134,859 shares, constituting 96.3% of the 44,776,833 votes cast thereon at the meeting.

Proposal Number 3:         To Consider and Vote Upon a Proposal to Amend the
                           Company's  Articles of Incorporation to Increase the
                           Number of Authorized  Shares of Common Stock.

         The shareholders voted to approve a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 110,000,000 to 250,000,000. The results of the vote are as follows:

              For                                       42,653,410
              Against                                    2,115,444
              Abstentions                                   35,434
              Broker Non-Votes                                   0

         Under Wisconsin law, the affirmative vote of a majority of the votes cast thereon is required for the approval of Proposal Number 3. Because abstentions and broker non-votes are not considered votes cast, neither has an effect on the voting for the proposal. Accordingly, the above referenced results indicate the proposal to amend the Company's Articles of Incorporation received the affirmative vote of 42,653,410 shares, constituting 95.3% of the 44,768,854 votes cast thereon at the meeting.

ITEM 5. OTHER INFORMATION

         On February 5, 1998, Sybron announced that it had signed a definitive agreement with LRS Acquisition Corp. ("LRS") pursuant to which LRS will be merged with a subsidiary of Sybron. LRS is the parent company of "A" Company Orthodontics, a manufacturer and developer of orthodontic products headquartered in San Diego, California. "A" Company generated net sales of approximately $45 million for the year ended December 31, 1997. "A" Company will be managed by Sybron's subsidiary, Sybron Dental Specialties, Inc., which is the parent of Ormco

Corporation, a manufacturer and developer of orthodontic products, and Kerr Corporation, a manufacturer and developer of a broad range of consumable products for use in restorative, prosthetic, and endodontic dentistry.

         The transaction, which is expected to be completed within the next few months, is subject to approval by the shareholders of LRS and to other customary conditions of closing. The transaction has received early termination of the Hart-Scott-Rodino waiting period.

         Sybron will issue shares of its Common Stock in connection with the merger and will account for the transaction using the pooling of interests method of accounting.

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


                                    SYBRON INTERNATIONAL CORPORATION
                                    --------------------------------
                                    (Registrant)



Date  February 17, 1998             /s/ Dennis Brown
      -----------------             --------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

                                                     INCORPORATED
EXHIBIT                                              HEREIN BY        FILED
NUMBER   DESCRIPTION                                 REFERENCE TO     HEREWITH


  11    Statement re Computation of Per Share                           X
        Earnings

  27    Financial Data Schedule                                         X