Form 10-Q
period 1998-03-31
SYBRON INTERNATIONAL CORP
filed 1998-05-15
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934
For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934
For the transition period from_______to_______

Commission File Number: 1-11091

                        SYBRON INTERNATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                           22-2849508
          ---------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

411 East Wisconsin Avenue, Milwaukee, Wisconsin                  53202
-----------------------------------------------                  -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At May 8, 1998 there were 100,646,786 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding. The number of outstanding shares has been adjusted to reflect a two-for-one stock split in the form of a 100 percent stock dividend (one share of Common Stock for each outstanding share of Common Stock), distributed on February 20, 1998 to shareholders of record at the close of business on February 12, 1998.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


                     Index                                                Page
--------------------------------------------------------                  ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, March 31, 1998 (unaudited)
   and September 30, 1997                                                   2

Consolidated Statements of Income, for the three and six months
  ended March 31, 1998 (unaudited) and 1997 (unaudited)                     3

Consolidated Statements of Shareholders' Equity for the year ended September 30, 1997 and the six months ended
  March 31, 1998 (unaudited)                                                4

Consolidated Statements of Cash Flows, for the six months
  ended March 31, 1998 (unaudited) and 1997 (unaudited)                     5

Notes to Unaudited Consolidated Financial Statements                        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         19

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   20

SIGNATURES                                                                 21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                March 31,    September 30,
                                                                                  1998           1997
                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents .............................................    $    21,792     $    17,155
  Accounts receivable (less allowance for doubtful
    receivables of $3,644 and $3,312) ...................................        176,718         165,907
  Inventories (note 2) ..................................................        155,963         144,217
  Deferred income taxes .................................................         19,140          16,629
  Prepaid expenses and other current assets .............................         19,099          15,880
                                                                             -----------     -----------
       Total current assets .............................................        392,712         359,788
                                                                             -----------     -----------
Property, plant and equipment net of depreciation of $161,317
   and $139,792 .........................................................        194,597         190,291
Intangible assets .......................................................        718,573         647,567
Deferred income taxes ...................................................         15,650          16,468
Other assets ............................................................          6,248           7,397
                                                                             -----------     -----------
       Total assets .....................................................    $ 1,327,780     $ 1,221,511
                                                                             ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................    $    40,292     $    41,184
  Current portion of long-term debt .....................................         36,885          37,252
  Income taxes payable ..................................................          4,258             954
  Accrued payroll and employee benefits .................................         30,943          34,466
  Deferred income taxes .................................................          7,176           4,794
  Other current liabilities .............................................         22,633          25,630
                                                                             -----------     -----------
      Total current liabilities .........................................        142,187         144,280
                                                                             -----------     -----------
Long-term debt ..........................................................        701,254         645,733
Deferred income taxes ...................................................         50,106          51,761
Other liabilities .......................................................         11,009          12,781
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares .........              -               -
  Common Stock, $.01 par value; authorized 250,000,000
    shares, issued 97,465,096 and 96,346,056 shares, respectively .......            974             963
  Equity Rights, 50 and 250 rights at $1.09 per right respectively ......              -               -
  Additional paid-in capital ............................................        213,428         197,799
  Retained earnings .....................................................        237,802         193,713
  Cumulative foreign currency translation adjustment ....................        (28,980)        (25,518)
  Treasury common stock, 220 and 1,090 shares at cost
    respectively ........................................................              -              (1)
                                                                             -----------     -----------
       Total shareholders' equity .......................................        423,224         366,956
                                                                             -----------     -----------
       Total liabilities and shareholders' equity .......................    $ 1,327,780     $ 1,221,511
                                                                             ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended            Six Months Ended
                                                              March 31,                    March 31,

                                                         1998          1997          1998           1997
                                                         ----          ----          ----           ----
Net sales .........................................   $ 226,064     $ 188,254     $ 436,191     $ 361,912
Cost of sales:
   Cost of product sold ...........................     109,640        92,566       213,743       179,385
   Depreciation of purchase accounting adjustments.         165           955           330         1,915
                                                      ---------     ---------     ---------     ---------

Total cost of sales ...............................     109,805        93,521       214,073       181,300
                                                      ---------     ---------     ---------     ---------

Gross profit ......................................     116,259        94,733       222,118       180,612

Selling, general and administrative expenses ......      55,658        45,277       109,818        90,590
Depreciation and amortization of purchase
 accounting adjustments ...........................       6,369         4,857        12,397         9,620
                                                      ---------     ---------     ---------     ---------

Operating income ..................................      54,232        44,599        99,903        80,402
                                                      ---------     ---------     ---------     ---------

Other income (expense):

   Interest expense ...............................     (13,176)       (9,222)      (26,168)      (18,373)
   Amortization of deferred financing fees ........         (55)          (70)         (108)         (142)
   Other, net .....................................         (40)         (160)         (102)         (302)
                                                      ---------     ---------     ---------     ---------

Income before income taxes ........................      40,961        35,147        73,525        61,585

Income taxes ......................................      16,205        13,800        29,434        24,560
                                                      ---------     ---------     ---------     ---------

Net income ........................................   $  24,756     $  21,347     $  44,091     $  37,025
                                                      =========     =========     =========     =========

Basic earnings per common share ...................   $     .26     $     .22     $     .46     $     .39
                                                      =========     =========     =========     =========
Diluted earnings per common share .................   $     .25     $     .22     $     .44     $     .38
                                                      =========     =========     =========     =========

See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
                    AND THE SIX MONTHS ENDED MARCH 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        CUMULATIVE
                                                                                         FOREIGN
                                                            ADDITIONAL                   CURRENCY    TREASURY       TOTAL
                                            COMMON  EQUITY   PAID-IN      RETAINED      TRANSLATION   COMMON     SHAREHOLDERS'
                                            STOCK   RIGHTS   CAPITAL      EARNINGS      ADJUSTMENT    STOCK         EQUITY
                                            -----   ------  ----------    ---------     ----------   --------    -------------

Balance at  September  30, 1996 .........   $938    $ 1     $ 179,954     $ 111,378     $ (9,189)    $(3)        $ 283,079
Shares issued in connection with
 the exercise of 1,451,392 stock options.     15      -        11,465            (8)           -       -            11,472
Conversion of 448 equity rights to 1,960
 shares of common stock .................      -     (1)            -            (1)           -       2                 -
Tax benefits related to stock options ...      -      -         6,385             -            -       -             6,385
1,047,236 shares of common stock issued
 in connection with National Scientific
 Company Merger .........................     10      -            (5)        2,745            -       -             2,750
Dividends paid by National Scientific
 Company prior to the merger ............      -      -             -        (1,604)           -       -            (1,604)
Net income ..............................      -      -             -        81,203            -       -            81,203
Cumulative foreign currency
 translation adjustment .................      -      -             -             -      (16,329)      -           (16,329)
                                            ----    ---     ---------     ---------     --------     ---         ---------
Balance at September 30, 1997 ...........   $963    $ -     $ 197,799     $ 193,713     $(25,518)    $(1)        $ 366,956
                                            ====    ===     =========     =========     ========     ===         =========
Shares issued in connection
 with the exercise of 1,119,040
 stock options ..........................     11      -         9,461            (1)           -       -             9,471
Conversion of 200 equity rights to 872
 shares of common stock .................      -      -             -            (1)           -       1                 -
Tax benefits related to stock options ...      -      -         6,168             -            -       -             6,168
Net income (Unaudited) ..................      -      -             -        44,091            -       -            44,091
Cumulative foreign currency
 translation adjustment .................      -      -             -             -       (3,462)      -            (3,462)
                                            ----    ---     ---------     ---------     --------     ---         ---------
Balance at March 31, 1998
 (Unaudited) ............................   $974    $ -     $ 213,428     $ 237,802     $(28,980)    $ -         $ 423,224
                                            ====    ===     =========     =========     ========     ===         =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Six Months Ended
                                                                                  March 31,
                                                                              1998        1997
                                                                          ---------     --------
Cash flows from operating activities:
 Net income ..........................................................    $  44,091     $ 37,025
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation .......................................................       14,600       13,761
  Amortization .......................................................       12,487        9,592
  Provision for losses on doubtful accounts ..........................          382          272
  Inventory provisions ...............................................          335        1,656
  Deferred income taxes ..............................................          925       (6,309)
   Changes in assets and liabilities:
  Increase in accounts receivable ....................................       (5,958)      (3,550)
  Increase in inventories ............................................       (8,212)     (13,559)
  Increase in prepaid expenses and other current assets ..............       (4,807)      (5,838)
  Decrease in accounts payable .......................................       (2,370)      (3,014)
  Increase (decrease) in income taxes payable ........................        3,083       (8,824)
  Decrease in accrued payroll and employee benefits ..................       (4,944)      (3,920)
  Decrease in other current liabilities ..............................         (672)      (4,652)
  Net change in other assets and liabilities .........................        7,273       (2,131)
                                                                          ---------     --------
  Net cash provided by operating activities ..........................       56,213       10,509

Cash flows from investing activities:
  Capital expenditures ...............................................      (17,598)     (13,688)
  Proceeds from sales of property, plant, and equipment ..............        2,570          264
  Net payments for businesses acquired ...............................      (99,554)     (18,480)
                                                                          ---------     --------
   Net cash used in investing activities .............................     (114,582)     (31,904)

Cash flows from financing activities:
 Increase in the revolving credit facility ...........................       74,000       44,600
 Principal payments on long-term debt ................................      (18,022)     (18,184)
 Proceeds from the exercise of common stock options ..................        9,472        3,644
 Other ...............................................................       (1,078)      (1,516)
                                                                          ---------     --------
  Net cash provided by financing activities ..........................       64,372       28,544

Effect of exchange rate changes on cash ..............................       (1,366)      (1,430)
Net increase in cash and cash equivalents ............................        4,637        5,719
Cash and cash equivalents at beginning of year .......................       17,155       10,874
                                                                          ---------     --------
Cash and cash equivalents at end of period ...........................    $  21,792     $ 16,593
                                                                          =========     ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ............................    $  25,010     $ 17,019
 Cash paid during the period for income taxes ........................       18,233       29,428
 Capital lease obligations incurred ..................................          254          818

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In these financial statements, the terms "Company" or "Sybron" mean Sybron International Corporation and its subsidiaries on a consolidated basis. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods presented have been included. All such adjustments were of a normal recurring nature. The results for the six month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the three and six month periods ended March 31, 1997, as originally reported, have been reclassified to conform with the three and six month periods ended March 31, 1998 presentation.

     The results for the three and six months ended March 31, 1997 have been adjusted to reflect the results of National Scientific Company. The results of National Scientific Company, which were accounted for as a pooling of interests, were combined with the Company's previously reported results as if the merger occurred on October 1, 1996.

2.   Inventories at March 31, 1998 consist of the following:

                                             (In thousands)

     Raw materials                            $  49,583
     Work-in-process                             27,917
     Finished goods                              82,715
     LIFO Reserve                                (4,252)
                                              ---------
                                              $ 155,963
                                              =========

3.   Acquisitions completed in the second quarter of fiscal 1998 are as follows:

     (a) On January 2, 1998, Erie Scientific International Corporation ("Erie") completed the acquisition of Diagnostic Reagents, Inc. ("DRI"). DRI manufactures and sells immunoassay reagents principally for drugs-of-abuse testing. Annual sales of DRI are approximately $10 million.

     (b) On January 27, 1998, Erie completed the acquisition of the assets of Cel-Line Associates, Inc. ("Cel-Line"), a manufacturer of printed microscope slides. Annual sales of Cel-Line are approximately $1.7 million.

     (c) On February 16, 1998, Metrex Research Corporation, a subsidiary of Sybron Dental Specialties, Inc., completed the acquisition of Viro Research International, Inc. ("Viro"), a company engaged in the sale of skin antisepsis products. Annual sales of Viro are approximately $3.7 million.

     Acquisitions completed after the second quarter of fiscal 1998 are as follows:

     (a) On April 2, 1998, Erie completed the acquisition of Criterion Sciences ("Criterion"), a manufacturer of hematology stains, reagents and other solutions used for laboratory analysis and testing. Criterion's annual sales are approximately $6.0 million.

     (b) On April 3, 1998, Erie completed the acquisition of Custom Laboratories ("Custom"), a manufacturer of a glucose tolerance test beverage. Custom's annual sales are approximately $1.6 million.

     (c) On April 9, 1998, Sybron completed the merger of LRS Acquisition Corp., the parent of "A" Company Orthodontics, and a subsidiary of Sybron International Corporation formed for that purpose. "A" Company is a manufacturer and developer of orthodontic products, supplying orthodontic professionals with brackets, archwires, and related products. For the year ended December 31, 1997, "A" Company generated net sales of approximately $45.0 million.

     (d) On April 13, 1998, Remel Inc., a subsidiary of Erie, acquired DiMed Corporation ("DiMed"). DiMed is a manufacturer and distributor of culture media products. DiMed's annual sales are approximately $1.7 million.

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

5. On January 30, 1998 we announced a two-for-one stock split in the form of a 100 percent stock dividend (one share of stock for each outstanding share of stock), which was distributed on February 20, 1998, to shareholders of record at the close of business on February 12, 1998. The financial results for all periods presented have been restated to reflect this change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The subsidiaries of Sybron International Corporation are leading manufacturers of value-added products for the laboratory and professional dental and orthodontic markets in the United States and abroad. Sybron's laboratory subsidiaries provide plastic labware, microscope slides, disposable diagnostic products, consumables, temperature control apparatus and water purification systems to industrial, academic, clinical, governmental and biotechnology laboratories. Sybron's dental and orthodontic subsidiaries provide a diversified line of consumable products to dentists and orthodontic appliances and related products to orthodontists. We have been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product line extensions, new product introductions and international growth.

         When we use the terms "Company", "Sybron", "we" or "our", we are referring to Sybron International Corporation and its subsidiaries. Our fiscal year ends on September 30.

         Both our sales and operating income for the quarter and the six months ended March 31, 1998 grew over the corresponding prior year periods. Net sales for the quarter and six months ended March 31, 1998 increased by 20.1% and 20.5%, respectively, over the corresponding fiscal 1997 periods. Operating income for the quarter and six months increased by 21.6% and 24.3%, respectively over the corresponding fiscal 1997 periods.

         Sales growth in the quarter and six months ended March 31, 1998 was strong both domestically and internationally. Domestic and international sales increased by 24.0% and 12.5%, respectively for the quarter, and by 25.2% and 11.6%, respectively for the six months, over the corresponding fiscal 1997 periods. International sales were negatively impacted by the strengthening of the U.S. dollar and economic weakness in the Asian region. If currency effects were removed from sales, the international increase over 1997 would have been 17.1% for the quarter and 17.7% for the six month period ended March 31, 1998. Sales to the Asian region decreased by approximately $2.0 million and $1.2 million for the quarter and six month periods ended March 31, 1998, respectively, when compared to the corresponding fiscal 1997 periods.

         Acquisitions aided sales growth significantly in both the quarter and six month periods, accounting for $29.3 million and $7.4 million of the domestic and international sales increases in the quarter, and $55.3 million and $12.6 million for the six month period, respectively. Our internal growth was 0.6% for the quarter and 1.7% for the six months. Internal growth was negatively impacted by the strengthened U.S. dollar, weak sales in the Asian region, and distributor inventory re-balancing primarily impacting Barnstead/Thermolyne on the laboratory side of the business and Kerr on the dental side of the business. Without currency effects, internal growth was approximately 2.2% and 3.8% for the quarter and six month periods ended March 31, 1998. While Barnstead/Thermolyne was negatively impacted this quarter by inventory re-balancing at its major distributor, Fisher Scientific, end user purchases of Barnstead/Thermolyne products exceeded levels purchased by Fisher Scientific. In the case of Kerr, two of its large distributors, Henry Schein, Inc. and Sullivan Dental Products, Inc. merged in November, 1997. Consolidation of inventories by the merged companies negatively affected Kerr's sales in the second quarter, and is expected to continue to negatively impact Kerr's sales into the first quarter of fiscal 1999. Sales of Kerr's products to end users by the distributors, however, continue to grow and exceed levels being purchased by our distributors.

         We continue to maintain an active program of developing and marketing both new products and product line extensions, as well as pursuing growth through acquisitions. We completed three acquisitions in the second quarter of fiscal 1998 and four more in April 1998. (See Note 3 of the Notes to the Unaudited Consolidated Financial Statements).

         On April 20, 1998, we announced the realignment of our laboratory subsidiaries under one group to be called Sybron Laboratory Products. This organization will be headed by Frank H. Jellinek, Jr. who previously headed up the Erie Scientific International group of companies. We expect this realignment to give our laboratory subsidiaries the opportunity to more effectively address the laboratory markets with their broad range of products. In connection with this change and the changes being made after the merger with LRS Acquisition Corp. ("LRS") on April 9, 1998, we expect to record a restructuring charge in our third fiscal quarter of 1998. In addition, in our third fiscal quarter we expect to record a pretax charge in the range of $9 million to $11 million with respect to the transaction costs incurred in our merger with LRS. Most of these transaction costs represented part of the purchase consideration, thereby resulting in a reduction to the number of shares of Sybron stock issued in the merger.

         The Company has conducted a review of its computer systems to identify the systems that use only two digits to identify a year in the date field and thus are not Year 2000 compliant. Plans are in place to complete system upgrades or reprogram, as appropriate, noncompliant systems by the end of March 1999. The Company also is in the process of communicating with vendors, suppliers and customers to identify any potential Year 2000 issues for the Company. Based on the information developed by the Company to date, we expect to incur total expenses of approximately $1.0 million to modify certain computer systems to make them Year 2000 compliant. We expect most of these expenses to be incurred in fiscal 1998. We continue to evaluate other appropriate courses of corrective action, including the replacement of certain systems at an estimated cost of $2.0 million which would be capitalized and amortized over the systems' useful lives.

         Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $13.7 million and $11.6 million for the quarters ended March 31, 1998 and 1997, respectively and $27.1 million and $23.4 million for the six month periods ended March 31, 1998 and 1997, respectively. Our earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", we believe is the appropriate measure of our ability to internally fund our liquidity requirements, amounted to $67.9 million and $56.0 million for the quarters ended March 31, 1998 and 1997, respectively, and $126.8 million and $103.3 million for the six months ended March

31, 1998 and 1997, respectively. EBITDA represents, for any relevant period, net income plus (i) interest expense, (ii) provision for income taxes, and (iii) depreciation and amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

         Substantial portions of our sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

         From time to time, we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. These options expire in the third and fourth quarters of fiscal 1998 and are designed to protect Sybron from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark and the French franc as compared to the third and fourth quarters of fiscal 1997.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

         NET SALES. Net sales for the three months ended March 31, 1998 were $226.1 million, an increase of $37.8 million (20.1%) from net sales of $188.3 million for the three months ended March 31, 1997. Sales in the laboratory segment were $146.8 million for the three months ended March 31, 1998, an increase of 31.4% from the corresponding 1997 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies, net of a divested product line (approximately $33.8 million), (ii) increased volume from sales of new products (approximately $1.0 million), (iii) increased volume from sales of existing products (approximately $0.9 million) and (iv) price increases (approximately $0.9 million). Increased sales in the laboratory segment were partially offset by unfavorable foreign currency impacts (approximately $1.5 million). In the dental segment, net sales were $79.3 million for the three months ended March 31, 1998, an increase of 3.5% from the corresponding fiscal 1997 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies (approximately $2.9 million), (ii) increased volume from sales of existing products (approximately $0.9 million) and (iii) increased volume from sales of new products (approximately $0.5 million). Increased sales in the dental segment were partially offset by unfavorable foreign currency impacts (approximately $1.6 million).

         GROSS PROFIT. Gross profit for the second quarter of fiscal 1998 was $116.3 million, an increase of 22.7% from gross profit of $94.7 million for the corresponding fiscal 1997 period. Gross profit in the laboratory segment was $70.6 million (48.1% of net segment sales) in the second quarter of fiscal 1998, an increase of 35.5% from gross profit of $52.1 million (46.7% of net segment sales) during the corresponding fiscal 1997 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $17.4 million), (ii) price increases (approximately $0.9 million), (iii) increased volume (approximately $0.8 million) and (iv) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.5 million). Increased gross profit in the laboratory segment was partially offset by (i) an unfavorable product mix (approximately $0.3 million), (ii) an unfavorable foreign currency impact (approximately $0.3 million) and (iii) unfavorable overhead application (approximately $0.3 million). In the dental segment, gross profit was $45.7 million (57.6% of net segment sales) in the second quarter of fiscal 1998, an increase of 7.1% from gross profit of $42.6 million (55.7% of net segment sales) during the corresponding fiscal 1997 period. Increased gross profit in the dental segment resulted primarily from (i) the effects of acquired companies (approximately $1.4 million), (ii) increased volume (approximately $0.8 million), (iii) favorable overhead application (approximately $0.8 million), (iv) inventory factors (approximately $0.3 million) and (v) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.3 million), partially offset by unfavorable foreign currency impacts (approximately $0.6 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 1998 were $62.0 million (27.4% of net sales) as compared to $50.1 million (26.6% of net sales) in the corresponding fiscal 1997 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $5.2 million in the second quarter of fiscal 1998, representing a decrease of 7.8% from $5.6 million in the corresponding fiscal 1997 period. The decrease at the corporate level was primarily due to a reduction in depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $56.9 million (25.1% of net sales), representing an increase of 27.7% from $44.5 million (23.7% of net sales) in the corresponding fiscal 1997 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $8.7 million), (ii) increased amortization of intangible assets related to acquired businesses (approximately $2.0 million), (iii) increased general and administrative expense (approximately $1.9 million), (iv) increased marketing expense (approximately $0.6 million) and (v) increased research and development (approximately $0.5 million) partially offset by favorable foreign currency impacts (approximately $1.4 million).

         OPERATING INCOME. As a result of the foregoing, operating income was $54.2 million (24.0% of net sales) in the second quarter of fiscal 1998 compared to $44.6 million (23.7% of net sales) in the corresponding fiscal 1997 period. Operating income in the laboratory segment was $35.8 million (24.4% of net segment sales) in the second quarter of fiscal 1998 compared to $27.0 million (24.2% of net segment sales) in the corresponding fiscal 1997 period. Operating income in the dental segment was $18.4 million (23.2% of net segment sales) in the second quarter of fiscal 1998 compared to $17.6 million (23.0% of net segment sales) in the corresponding fiscal 1997 period.

         INTEREST EXPENSE. Interest expense was $13.2 million in the second quarter of fiscal 1998 compared to $9.2 million in the corresponding fiscal 1997 period. The increase resulted from a higher debt balance primarily from our acquisition activity. Interest expense during the quarters ended March 31, 1998 and 1997 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

         INCOME TAXES. Taxes on income increased $2.4 million in the second quarter of fiscal 1998, primarily as a result of increased earnings.

         NET INCOME. As a result of the foregoing, Sybron had net income of $24.8 million in the second quarter of fiscal 1998 compared to $21.3 million in the corresponding fiscal 1997 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $2.1 million when compared to the prior year quarter. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies, partially offset by reduction in depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year.

SIX MONTHS  ENDED MARCH 31, 1998 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1997

         NET SALES. Net sales for the six months ended March 31, 1998 were $436.2 million, an increase of $74.3 million (20.5%) from net sales of $361.9 million for the corresponding six months ended March 31, 1997. Sales in the laboratory segment were $283.9 million for the six months ended March 31, 1997, an increase of 32.3% from the corresponding 1997 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies, net of a divested product line (approximately $64.4 million), (ii) increased volume from sales of existing products (approximately $4.7 million), (iii) increased volume from sales of new products (approximately $1.7 million) and (iv) price increases (approximately $1.7 million). Increased sales in the laboratory segment were partially offset by unfavorable foreign currency impacts (approximately $3.2 million). In the dental segment, net sales were $152.3 million for the six months ended March 31, 1998, an increase of 3.4% from the corresponding fiscal 1997 period. Increased sales in the dental segment resulted primarily from (i) increased volume from sales of existing products (approximately $4.5 million), (ii) sales of products of acquired companies (approximately $4.2 million) and (iii) increased volume from sales of new products (approximately $0.8 million). Increased sales in the dental segment were partially offset by unfavorable foreign currency impacts (approximately $4.4 million).

         GROSS PROFIT. Gross profit for the first six months of fiscal 1998 was $222.1 million, an increase of 23.0% from gross profit of $180.6 million for the corresponding fiscal 1997 period. Gross profit in the laboratory segment was $134.7 million (47.4% of net segment sales) in the first six months of fiscal 1998, an increase of 36.6% from gross profit of $98.6 million (45.9% of net segment sales) during the corresponding fiscal 1997 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $32.3 million), (ii) increased volume (approximately $3.2 million), (iii) price increases (approximately $1.7 million), (iv) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.9 million) and (v) favorable overhead application (approximately $0.4 million). Increased gross profit in the laboratory segment was partially offset by (i) an unfavorable foreign currency impact (approximately $1.5 million) and (ii) an unfavorable product mix (approximately $0.8 million). In the dental segment, gross profit was $87.4 million (57.4% of net segment sales) in the first six months of fiscal 1998, an increase of 6.6% from gross profit of $82.0 million (55.7% of net segment sales) during the corresponding fiscal 1997 period. Increased gross profit in the dental segment resulted primarily from (i) increased volume (approximately $2.7 million), (ii) the effects of acquired companies (approximately $1.9 million), (iii) inventory factors (approximately $1.6 million), (iv) improved overhead application (approximately $0.8 million) and
(v) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.7 million) partially offset by unfavorable foreign currency impacts (approximately $2.3 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of fiscal 1998 were $122.2 million (28.0% of net sales) as compared to $100.2 million (27.7% of net sales) in the corresponding fiscal 1997 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $10.4 million representing a decrease of 7.5% from $11.2 million in the corresponding fiscal 1997 period. The decrease at the corporate level was primarily due to a reduction in depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $111.8 million (25.6% of net sales), representing an increase of 25.7% from $89.0 million (24.6% of net sales) in the corresponding fiscal 1997 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $15.6 million), (ii) increased amortization of intangible assets related to acquired businesses (approximately $3.8 million),
(iii) increased general and administrative expense (approximately $3.0 million),
(iv) increased marketing expense (approximately $2.5 million) and (v) increased research and development expenditures (approximately $0.3 million) partially offset by favorable foreign currency impacts (approximately $2.3 million).

         OPERATING INCOME. As a result of the foregoing, operating income was $99.9 million (22.9% of net sales) for the first six months of fiscal 1998 compared to $80.4 million (22.2% of net sales) in the corresponding fiscal 1997 period. Operating income in the laboratory segment was $65.8 million (23.2% of net segment sales) compared to $48.4 million (22.6% of net segment sales) in the corresponding fiscal 1997 period. Operating income in the dental segment was $34.1 million (22.4% of net segment sales) compared to $32.0 million (21.7% of net segment sales) in the corresponding fiscal 1997 period.

         INTEREST EXPENSE. Interest expense was $26.2 million for the six months ended March 31, 1998 compared to $18.4 million in the corresponding fiscal 1997 period. The increase resulted from a higher debt balance primarily from our acquisition activity. Interest expense for the six months ended March 31, 1998 and 1997 included additional non-cash interest expense of $0.6 million resulting from the adoption of SFAS No. 106.

         INCOME TAXES. Taxes on income increased $4.9 million for the first six months of fiscal 1998, primarily as a result of increased earnings.

         NET INCOME. As a result of the foregoing, Sybron had net income of $44.1 million in the first quarter of fiscal 1998 compared to $37.0 million in the corresponding fiscal 1997 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $3.7 million when compared to the prior year six month period. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies partially offset by reduction in depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the 1987 leveraged buyout transaction ("the Acquisition") and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $40.8 million and $78.1 million in the second quarter and year to date, respectively, primarily as a result of continued acquisition activity. We believe, therefore, that EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

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

         On July 31, 1995, we entered into a new credit agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, we borrowed $300 million under the Term Loan Facility and approximately $122.5 million under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under our previous credit facilities). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under our previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option for us in setting interest rates. On April 25, 1997, we entered into a second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment is an expansion of the Credit Facilities. The Term Loan Facility was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300 million to $600 million. On April 25, 1997, we borrowed a total of $622.9 million under the Credit Facilities. The proceeds were used to repay $466.3 million of previously existing LIBOR (as defined below) and ABR loans (as defined below) (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156.6 million with respect to the purchase of Remel Limited Partnership which includes both the purchase price and payment of assumed debt. The $72 million of CAF (as defined below) borrowings remained in place.

         Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) is anticipated to be our largest use of operating funds in the future. The Credit Facilities provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of our total debt to EBITDA , or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). The average interest rate on the Term Loan Facility (inclusive of the swap agreements described below) for both the quarter and six months ended March 31, 1998 was 6.7% and the average interest rate on the Revolving Credit Facility for the quarter and six months ended March 31, 1998 was 6.6%.

         As a result of the terms of the Credit Agreement and our agreement governing the previous credit facilities, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time, we enter into interest rate swap agreements. At March 31, 1998, swap agreements aggregating a notional amount of $375 million were in place to hedge against a rise in interest rates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During the second quarter and year to date fiscal 1998, the LIBOR Margin was .75%. The swap agreement rates and durations are as follows:

                                                               SWAP AGREEMENT            SWAP AGREEMENT
EXPIRATION DATE                    NOTIONAL AMOUNT                   DATE                       RATE
--------------                     --------------              --------------            --------------
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

         We intend to fund our acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback, restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolving Credit Facility. To the extent that funds are not available, particularly with respect to our acquisition strategy, we intend to raise additional capital.

         As set forth above, after the Second Amendment, the Revolving Credit Facility provides up to $600 million in available credit. At March 31, 1998, there was $155.5 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in 1997 and $8.75 million due in each of the first and second quarters of fiscal 1998. Annual payments, in the remainder of fiscal 1998 and succeeding fiscal years, are due as follows: $17.5 million, $36.25 million, $42.5 million, $53.75 million and $123.75 million.

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

         - Unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the indirect impacts of third parties with whom we do business and who do not mitigate their Year 2000 compliance problems, and similar uncertainties.

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


                                          SYBRON INTERNATIONAL CORPORATION
                                          (Registrant)



Date  May 15, 1998                        /s/  Dennis Brown
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                                   INCORPORATED
EXHIBIT                                            HEREIN BY            FILED
NUMBER      DESCRIPTION                            REFERENCE TO         HEREWITH


  2.1      Agreement and Plan of              Exhibit 2.1 to the
           Reorganization, dated as of        Registrant's
           January 23, 1998, by and           Registration Statement
           among Sybron International         on Form S-4
           Corporation, Normandy              (No. 333-47795)
           Acquisition Co., LRS
           Acquisition Corp. ("LRS")
           and Liberty Partners
           Holdings 5, L.L.C.

  3.1      Restated Articles of               Exhibit 4.1 to the
           Incorporation of the               Registrant's
           Registrant                         Registration Statement
                                              on Form S-8
                                              (File No. 333-47015)

 10.1      Amended and Restated               Exhibit A to the
           1993 Long-Term                     Registrant's Proxy
           Incentive Plan                     Statement dated
                                              December 23, 1997 for
                                              its Annual Meeting of
                                              Shareholders on
                                              January 30, 1998



 27.1      Financial Data Schedule                                          X

 27.2      Restated Financial Data                                          X
           Schedule (six month
           period ended March 31,
           1997)