Form 10-Q/A
period 1997-12-31
SYBRON INTERNATIONAL CORP
filed 1998-05-22
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
                                       TO

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended December 31, 1997

                                                      or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from __________to_________

Commission File Number: 1-11091

                        SYBRON INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Wisconsin                                   22-2849508
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

411 East Wisconsin Avenue, Milwaukee, Wisconsin                53202
     (Address of principal executive offices)                (Zip Code)

                                 (414) 274-6600
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----
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

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1997:

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS:

           See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

     (b)   REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SYBRON INTERNATIONAL CORPORATION
                                               (Registrant)



Date  May 22, 1998                             /s/ Dennis Brown
      ------------                             ----------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997



                                                                INCORPORATED
EXHIBIT                                                         HEREIN BY                FILED
NUMBER          DESCRIPTION                                     REFERENCE TO             HEREWITH
 11            Statement re Computation of Per Share                                       X
               Earnings


 27.1          Restated Financial Data Schedule                                            X*

 27.2          Restated Financial Data                                                     X*
               Schedule (three month
               period ended December 31,
               1996)

-----------------------
*   Filed with Amendment No. 1