Form 10-Q
period 1998-06-30
SYBRON INTERNATIONAL CORP
filed 1998-08-14
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________

Commission File Number: 1-11091

                        SYBRON INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                            22-2849508
  --------------------------------                          -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

411 East Wisconsin Avenue, Milwaukee, Wisconsin                   53202
-----------------------------------------------                 ----------
 (Address of principal executive offices)                       (Zip Code)

                                 (414) 274-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At August 10, 1998 there were 100,998,656 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


                       Index                                                        Page
-------------------------------------------------------------                       ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, June 30,1998 (unaudited)
 and September 30, 1997                                                              2

Consolidated Statements of Income, for the three and nine months
 ended June 30, 1998 (unaudited) and 1997 (unaudited)                                3

Consolidated Statements of Shareholders' Equity for the year ended September 30,
 1997 and the nine months ended June 30, 1998 (unaudited)                            4

Consolidated Statements of Cash Flows, for the nine months ended
 June 30, 1998 (unaudited) and 1997 (unaudited)                                      6

Notes to Unaudited Consolidated Financial Statements                                 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                                                12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  28

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                           28

ITEM 5. OTHER INFORMATION                                                           28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                            29

SIGNATURES                                                                          30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS
                                                                                 June 30,      September 30,
                                                                                   1998            1997
                                                                               -----------     -----------
                                                                               (Unaudited)
Current assets:
 Cash and cash equivalents ................................................    $    27,726     $    18,582
 Accounts receivable (less allowance for doubtful
   receivables of $5,113 and $3,963) ......................................        180,412         174,155
 Inventories (note 2) .....................................................        166,467         152,775
 Deferred income taxes ....................................................         25,586          19,058
 Prepaid expenses and other current assets ................................         19,414          16,177
                                                                               -----------     -----------
    Total current assets ..................................................        419,605         380,747
                                                                               -----------     -----------
Property, plant and equipment net of depreciation of $167,934
 and $144,553 .............................................................        206,402         199,825
Intangible assets .........................................................        753,891         662,792
Deferred income taxes .....................................................         13,919          16,468
Other assets ..............................................................          7,956           8,325
                                                                               -----------     -----------
   Total assets ...........................................................    $ 1,401,773     $ 1,268,157
                                                                               ===========     ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................................................    $    41,436     $    43,253
 Current portion of long-term debt ........................................         36,719          41,224
 Income taxes payable .....................................................          1,925           1,696
 Accrued payroll and employee benefits ....................................         33,149          34,466
 Restructuring reserve ....................................................         11,356              --
 Deferred income taxes ....................................................          7,679           5,007
 Other current liabilities ................................................         26,413          27,415
                                                                               -----------     -----------
    Total current liabilities .............................................        158,677         153,061
                                                                               -----------     -----------
Long-term debt ............................................................        741,880         676,072
Deferred income taxes .....................................................         51,541          51,761
Other liabilities .........................................................         10,338          12,781
Commitments and contingent liabilities:
Shareholders' equity:
 Preferred Stock, $.01 par value; authorized 20,000,000 shares ............             --              --
 Common Stock, $.01 par value; authorized 250,000,000
 shares, issued 100,814,728 and 99,562,038 shares, respectively ...........          1,008             995
 Equity Rights, 50 and 250 rights at $1.09 per right respectively .........             --              --
 Additional paid-in capital ...............................................        229,376         210,920
 Retained earnings ........................................................        236,408         187,536
 Cumulative foreign currency translation adjustment .......................        (27,455)        (24,968)
 Treasury common stock, 220 and 1,090 shares at cost
  respectively ............................................................             --              (1)
                                                                               -----------     -----------
    Total shareholders' equity ............................................        439,337         374,482
                                                                               -----------     -----------
    Total liabilities and shareholders' equity ............................    $ 1,401,773     $ 1,268,157
                                                                               ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended             Nine Months Ended
                                                                  June 30,                        June 30,
                                                              1998           1997           1998           1997
                                                           ----------     ----------     ----------     ----------
Net sales .............................................    $  235,502     $  221,264     $  695,638     $  605,433
Cost of sales:
   Cost of product sold ...............................       112,709        105,811        336,065        294,233
   Restructuring charges ..............................         6,417             --          6,417             --
   Depreciation of purchase accounting adjustments ....           162            954            492          2,869
                                                           ----------     ----------     ----------     ----------

Total cost of sales ...................................       119,288        106,765        342,974        297,102
                                                           ----------     ----------     ----------     ----------

Gross profit ..........................................       116,214        114,499        352,664        308,331

Selling, general and administrative expenses ..........        57,944         57,875        177,074        158,083
Merger, transaction and integration expenses ..........         9,886             --          9,886             --
Restructuring charges .................................        16,924             --         16,924             --
Depreciation and amortization of purchase
 accounting adjustments ...............................         6,654          6,312         19,535         16,202
                                                           ----------     ----------     ----------     ----------

Operating income ......................................        24,806         50,312        129,245        134,046
                                                           ----------     ----------     ----------     ----------

Other income (expense):
   Interest expense ...................................       (14,105)       (12,929)       (42,272)       (33,313)
   Amortization of deferred financing fees ............           (64)           (58)          (172)          (200)
   Other, net .........................................           122            (49)            20           (351)
                                                           ----------     ----------     ----------     ----------

Income before income taxes and extraordinary
 item .................................................        10,759         37,276         86,821        100,182

Income taxes ..........................................         6,944         14,737         37,468         39,821
                                                           ----------     ----------     ----------     ----------
Income before extraordinary item ......................         3,815         22,539         49,353         60,361

Extraordinary item - Write-off of unamortized
 Deferred financing fees (net of income tax benefits
 of $413) .............................................            --           (673)            --           (673)
                                                           ----------     ----------     ----------     ----------

Net income ............................................    $    3,815     $   21,866     $   49,353     $   59,688
                                                           ==========     ==========     ==========     ==========

Basic earnings per common share prior to
 extraordinary item ...................................    $      .04     $      .23     $      .49     $      .62
Extraordinary item ....................................            --           (.01)            --           (.01)
                                                           ----------     ----------     ----------     ----------
Basic earnings per share ..............................    $      .04     $      .22     $      .49     $      .61
                                                           ==========     ==========     ==========     ==========

Diluted earnings per common share prior to
 extraordinary item ...................................    $      .04     $      .22     $      .47     $      .59
Extraordinary item ....................................            --           (.01)            --           (.01)
                                                           ----------     ----------     ----------     ----------
Diluted earnings per common share .....................    $      .04     $      .21     $      .47     $      .58
                                                           ==========     ==========     ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1997
                     AND THE NINE MONTHS ENDED JUNE 30, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               CUMULATIVE
                                                                                                FOREIGN
                                                                    ADDITIONAL                  CURRENCY    TREASURY      TOTAL
                                             COMMON      EQUITY      PAID-IN      RETAINED    TRANSLATION    COMMON    SHAREHOLDERS'
                                             STOCK       RIGHTS      CAPITAL      EARNINGS    ADJUSTMENT     STOCK        EQUITY
                                           ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance at September 30, 1996 ............ $      970  $        1   $  192,555   $  104,109   $   (9,050)  $       (3)  $  288,582
Shares issued in connection with
 the exercise of 1,451,392
 stock options ...........................         15          --       11,465           (8)          --           --       11,472
Conversion of 448 equity rights to 1,960
 shares of common stock ..................         --          (1)          --           (1)          --            2           --
Tax benefits related to stock options ....         --          --        6,385           --           --           --        6,385
1,047,236 shares of common stock issued
 in connection with National Scientific
 Company merger ..........................         10          --           (5)       2,745           --           --        2,750
Dividends paid by National Scientific
 Company prior to the merger .............         --          --           --       (1,604)          --           --       (1,604)
Dividends paid by "A" Company
 prior to the merger .....................         --          --          520         (845)          --           --         (325)
Net income ...............................         --          --           --       83,140           --           --       83,140
Cumulative foreign currency
 translation adjustment ..................         --          --           --           --      (15,918)          --      (15,918)
                                           ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance at September 30, 1997 ............ $      995  $       --   $  210,920   $  187,536   $  (24,968)  $       (1)  $  374,482
                                           ==========  ==========   ==========   ==========   ==========   ==========   ==========

Shares issued in connection
 with the exercise of 1,270,650
 stock options ...........................         13          --       10,707           (1)          --           --       10,719
Conversion of 200 equity rights to 872
 shares of common stock ..................         --          --           --           (1)          --            1           --
Tax benefits related to stock options ....         --          --        6,605           --           --           --        6,605

See accompanying notes to unaudited consolidated financial statements.

(continued)

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1997
                     AND THE NINE MONTHS ENDED JUNE 30, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

                                                                                    CUMULATIVE
                                                                                     FOREIGN
                                                             ADDITIONAL              CURRENCY    TREASURY    TOTAL
                                         COMMON    EQUITY     PAID-IN   RETAINED    TRANSLATION   COMMON  SHAREHOLDERS'
                                          STOCK    RIGHTS     CAPITAL   EARNINGS    ADJUSTMENT    STOCK      EQUITY
                                       ---------  ---------  ---------  ---------   ----------  ---------  ---------
Dividends paid by "A" Company
 prior to the merger ................         --         --        314       (479)         --          --       (165)
Shares issued related to a deferred
 compensation plan of "A" Company ...         --         --        830         --          --          --        830
Net income (Unaudited) ..............         --         --         --     49,353          --          --     49,353
Cumulative foreign currency
 translation adjustment .............         --         --         --         --      (2,487)         --     (2,487)
                                       ---------  ---------  ---------  ---------   ---------   ---------  ---------
Balance at June 30, 1998
 (Unaudited) ........................  $   1,008  $      --  $ 229,376  $ 236,408   $ (27,455)  $      --  $ 439,337
                                       =========  =========  =========  =========   =========   =========  =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                                              1998         1997
                                                                           ----------   ----------
Cash flows from operating activities:
 Net income .............................................................  $   49,353   $   59,688
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation ...........................................................     22,830       21,422
  Amortization ...........................................................     19,994       16,168
  Provision for losses on doubtful accounts ..............................      1,140          298
  Inventory provisions ...................................................       (870)       1,672
  Deferred income taxes ..................................................      3,743       (8,996)
  Extraordinary item .....................................................         --          673
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable .............................        293      (20,168)
  Increase in inventories ................................................     (5,329)     (22,040)
  Increase in prepaid expenses and other current assets ..................    (10,692)      (7,660)
  Increase (decrease) in accounts payable ................................     (2,459)       3,947
  Decrease in income taxes payable .......................................       (731)      (3,060)
  Decrease in accrued payroll and employee benefits ......................     (1,753)         (31)
  Increase in restructuring reserve ......................................     11,356           --
  Decrease in other current liabilities ..................................     (4,003)      (5,872)
  Net change in other assets and liabilities .............................     11,243       12,734
                                                                           ----------   ----------
 Net cash provided by operating activities ..............................      94,115       48,775

Cash flows from investing activities:
 Capital expenditures ...................................................     (26,919)     (23,777)
 Proceeds from sales of property, plant, and equipment ..................       4,473          307
 Net payments for businesses acquired ...................................    (166,083)    (207,149)
                                                                           ----------   ----------
 Net cash used in investing activities ..................................    (188,529)    (230,619)

Cash flows from financing activities:
 Increase in the revolving credit facility ..............................     121,300      154,900
 Proceeds from long term debt ...........................................          --       53,087
 Principal payments on long-term debt ...................................     (26,564)     (21,495)
 Proceeds from the exercise of common stock options .....................      10,720        4,741
 Deferred financing fees ................................................        (276)      (1,188)
 Other ..................................................................         629       (1,894)
                                                                           ----------   ----------
 Net cash provided by financing activities ..............................     105,809      188,151

Effect of exchange rate changes on cash .................................      (2,251)      (2,028)
Net increase in cash and cash equivalents ...............................       9,144        4,279
Cash and cash equivalents at beginning of year ..........................      18,582       13,750
                                                                           ----------   ----------
Cash and cash equivalents at end of period ..............................  $   27,726   $   18,029
                                                                           ==========   ==========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ...............................  $   40,255   $   32,256
 Cash paid during the period for income taxes ...........................      30,376       40,696
 Capital lease obligations incurred .....................................         249        1,104

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In these financial statements, the terms "Company" or "Sybron" mean Sybron International Corporation and its subsidiaries on a consolidated basis, unless the context otherwise indicates. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods presented have been included. All such adjustments were of a normal recurring nature. The results for the nine month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the three and nine month periods ended June 30, 1997, as originally reported, have been reclassified to conform with the three and nine month periods ended June 30, 1998 presentation.

     All prior period data has been adjusted to reflect the results of National Scientific Company ("National") and LRS Acquisition Corp. ("LRS"), the parent of "A" Company Orthodontics ('"A" Company'), acquired May 23, 1997 and April 9, 1998, respectively. The results of National and LRS, each of which joined Sybron as the result of a merger and were accounted for as a pooling of interests, were combined with the Company's previously reported results as if the mergers occurred as of the beginning of all reported periods.

2.   Inventories at June 30, 1998 consist of the following:

                                              (In thousands)
      Raw materials                            $  53,058
      Work-in-process                             27,271
      Finished goods                              90,441
      LIFO Reserve                                (4,303)
                                               ---------
                                               $ 166,467
                                               =========

3.   Acquisitions completed in the third quarter of fiscal 1998 are as follows:

     (a) On April 2, 1998, a subsidiary of Sybron Laboratory Products Corporation ("SLPC") completed the acquisition of Criterion Sciences ("Criterion"), a manufacturer of hematology stains, reagents and other solutions used for laboratory analysis and testing. Criterion's annual sales are approximately $6.0 million.

     (b) On April 3, 1998, a subsidiary of SLPC completed the acquisition of Custom Laboratories ("Custom"), a manufacturer of a glucose tolerance test beverage. Custom's annual sales are approximately $1.6 million.

     (c) On April 9, 1998, Sybron completed the merger of LRS, the parent of "A" Company, and a subsidiary of Sybron International Corporation formed for that purpose, with the result that LRS became a wholly owned subsidiary of Sybron. "A" Company is a manufacturer and developer of orthodontic products, supplying orthodontic professionals with brackets, archwires, and related products. For the year ended December 31, 1997, "A" Company generated net sales of approximately $45.0 million.

         Under the terms of the merger agreement LRS shareholders received 3,215,982 shares of the Company's common stock (valued at approximately $88.2 million based on the Company's closing price on April 9, 1998) for all of the outstanding shares of LRS. In addition, the Company paid certain outstanding debt obligations of LRS in the amount of $32.3 million.

         The merger was structured as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information has been restated to include the financial results of LRS.

         Results of the Company and LRS before and after giving effect to the merger are as follows:

                                         Three Months Ended   Nine Months Ended
                                           June 30, 1998        June 30, 1998
                                            ------------         ------------
                                                    (In thousands)
                                                     (unaudited)
Total net sales:

The Company                                 $    225,505         $    661,696
LRS                                                9,997               33,942
                                            ------------         ------------
The Company, giving effect to the merger    $    235,502         $    695,638
                                            ============         ============

Net income:

The Company                                 $      6,347         $     50,437
LRS                                               (2,532)              (1,084)
                                            ------------         ------------
The Company, giving effect to the merger    $      3,815         $     49,353
                                            ============         ============


      (d) On April 13, 1998, a subsidiary of SLPC acquired DiMed Corporation ("DiMed"). DiMed is a manufacturer and distributor of culture media products. DiMed's annual sales are approximately $1.7 million.

      (e) On April 24, 1998, a subsidiary of SLPC purchased the assets of SciCan Scientific ("SciCan"), a Toronto based manufacturer of laboratory glassware. SciCan's annual sales are approximately $5.5 million.

     (f) On May 14, 1998, a subsidiary of SLPC purchased the assets of Summit Biotechnology, Inc., a business located in Fort Collins, Colorado, which processes and sells fetal bovine serum for cell culture and diagnostic purposes. Annual sales are approximately $2.0 million.

     (g) On May 22, 1998, a subsidiary of SLPC purchased Marks Polarized Corporation ("Marks"). Marks, with annual sales of approximately $1.0 million, is a manufacturer of laminated filters, polarizers, polarized filters, and other optical products.

     Acquisitions completed after the third quarter of fiscal 1998 are as follows:

     (a) On July 3, 1998, a subsidiary of SLPC purchased Electrothermal Engineering Ltd. ("Electrothermal"), located in Southend-on-Sea, England. Electrothermal is a manufacturer of laboratory equipment, including heating mantles and controls. Electorthermal's annual sales are approximately $5.4 million.

      (b) On July 3, 1998, a subsidiary of Sybron Dental Specialties, Inc. ("SDS") purchased certain assets of Tycom Corporation and its affiliate Tycom Dental Corporation ("Tycom"). Tycom, with annual sales of approximately $8.0 million, manufactures a line of endodontic instrumentation.

     (c) On July 22, 1998, a subsidiary of SDS completed the acquisition of the high level disinfectant/sterilant business of Cottrell Ltd. ("Cottrell"), based in Englewood, Colorado. Annual sales for the acquired product lines are approximately $7.5 million.

     (d) On July 31, 1998, a subsidiary of SLPC acquired Lab-Line Instruments, Inc. ("Lab-Line"). Lab-Line offers a broad line of constant temperature laboratory apparatus, including shakers, refrigerators/freezers, ovens, water baths, environmental chambers, and furnaces. Lab-Line is located in Melrose Park, Illinois and has annual sales of approximately $20 million.

     (e) On August 3, 1998, a subsidiary of SLPC acquired Applied Biotech Inc. ("ABI"), a manufacturer of products for the rapid detection of pregnancy, drugs of abuse, and infectious diseases. ABI is located in San Diego, California and has annual sales of approximately $20 million.

     (f) On August 3, 1998, a subsidiary of SLPC acquired the operating assets of Scherf Prazision GmbH ("Scherf"), a manufacturer of volumetric glassware, tubes, and vials. Scherf is located in Urspringen, Germany and has annual sales of approximately DM 4.6 million ($2.6 million).

     (g) On August 6, 1998, a subsidiary of SLPC acquired the diagnostic products business of Seradyn, Inc., based in Indianapolis, Indiana. The acquired products, which include infectious disease diagnostic reagents and test kits, as well as uniform latex particles used in the production of diagnostic reagents, have annual sales of approximately $12 million.

     All of the acquisitions, except for the merger with LRS, were made for cash and are being accounted for as purchases with the results of the acquired entity being included in the Company's financial statements from the date of the acquisition.

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

5. On January 30, 1998 the Company announced a two-for-one stock split in the form of a 100 percent stock dividend (one share of stock for each outstanding share of stock), which was distributed on February 20, 1998, to shareholders of record at the close of business on February 12, 1998. The financial results for all periods presented have been restated to reflect this change.

6. In June 1998, the Company recorded a restructuring charge of $24,024 ($16,703 after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales ($6,417), selling, general and administrative expenses ($16,924) and income tax expense ($683). Principal items included in the reserve were severance and termination costs for approximately 165 notified employees (primarily production, sales and marketing personnel) (approximately $8,477), the non-cash write-off of certain fixed assets and inventory associated with exited product lines (approximately $8,710), the non cash write-off of goodwill associated with discontinued product lines (approximately $2,061), remaining lease payments and shut down costs on exited facilities and other contractual obligations (approximately $1,991), a statutory tax penalty (approximately $683), and other related restructuring costs (approximately $2,102). As of June 30, 1998, the Company has made cash payments of approximately $2,878 and has written off approximately $10,771 of fixed assets, inventory, goodwill and other miscellaneous items relating to the restructuring reserve. The remaining amount of approximately $10,375 relates to obligations expected to be paid in the next twelve months.

7. In the quarter ended June 30, 1998, the Company incurred approximately $9,886 ($6,129 after tax or $.06 per share on a diluted basis) of costs associated with the merger, transition and integration of the "A" Company. The majority of these expenses were adjustments to the merger consideration. The Company expects to incur an estimated additional $1.5 million before taxes in the fourth quarter of fiscal 1998 and $1.0 million before taxes in the first quarter of fiscal 1999 in connection with further integration costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The subsidiaries of the Company are leading manufacturers of value-added products for the laboratory and professional dental and orthodontic markets in the United States and abroad. In May 1998, the Company's laboratory subsidiaries were realigned under Sybron Laboratory Products Corporation ("SLPC"). The primary laboratory subsidiaries under SLPC are Nalge Nunc International Corporation ("NNI"), Erie Scientific Company ("Erie") and Barnstead Thermolyne Corporation ("Barnstead/Thermolyne"). NNI develops, manufactures, and markets labware, life sciences and process technologies products. Offerings include reusable and disposable plastic labware, cell and tissue culture products, high quality bio-pharmaceutical packaging, filtration products, and industrial products used in fluid processing such as plastic tubing, sanitary tubing and fittings. Erie develops, manufactures, and markets products for diagnostics and research, histology, microbiology, and clinical and industrial applications. These products include liquid standards and reagents, stains, diagnostic tests, microscope slides and other glass products. Barnstead/Thermolyne develops, manufactures and markets precision laboratory equipment consisting of heating, stirring, measuring, sterilizing, analytical and temperature control apparatus, and water purification systems.

         Sybron's primary dental and orthodontic subsidiaries are "A" Company, as well as Kerr Corporation ("Kerr") and Ormco Corporation ("Ormco") which are subsidiaries of Sybron Dental Specialties, Inc. ("Sybron Dental Specialties"). Kerr develops, manufactures and markets a broad range of consumable products for use in restorative, prosthetic, and endodontic dentistry. Ormco and "A" Company develop, manufacture and market a broad line of orthodontic appliances including bands, brackets, wire, adhesives, and ancillary equipment used during the course of orthodontic treatment.

         Over the past several years the Company has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product line extensions, new product introductions and international growth.

         When we use the terms "we" or "our" in this report, we are referring to Sybron International Corporation and its subsidiaries. Our fiscal year ends on September 30.

         Our results for the third quarter and first nine months of fiscal 1998 ended June 30, 1998, contain charges with respect to the restructuring of our laboratory businesses, the restructuring of certain operations of Sybron Dental Specialties relating primarily to the consolidation of Ormco and "A" Company, and merger, transaction and integration charges associated with the merger with LRS Acquisition Company ("LRS")(the "Merger"), the parent of "A" Company. These charges are collectively referred to herein as the "Special Charges". In addition, because the Merger is accounted for as a pooling-of-interests, all prior period data have been adjusted to reflect the historical results of LRS and "A" Company as if the Merger took place on the first day of the reporting period.

         The Special Charges, which total $33.9 million ($22.8 million after tax), consist of the following items (see also Notes 6 and 7 of the Notes to the Unaudited Consolidated Financial Statements):

(a) $9.4 million ($5.9 million after tax) relates to the realignment of our laboratory subsidiaries under SLPC. This restructuring charge consists primarily of severance expenditures associated with the consolidation of certain functions, the restructuring of sales and marketing activities, and costs associated with exiting certain product lines. Approximately $4.6 million of these charges are cash expenditures.

         The savings from these actions are expected to be approximately $6.1 million per year.

(b) $14.6 million ($10.7 million after tax) relates to the consolidation of Ormco and "A" Company activities after the Merger, and the exiting of certain product lines on the dental side of the business. The charge primarily includes severance costs, costs associated with the closure of Ormco's sales office in Zurich, Switzerland, and costs associated with the exiting of redundant products lines. Approximately $8.0 million of these charges are cash expenditures.

         The savings from these actions are expected to be approximately $11.0 million per year.

(c) $9.9 million ($6.2 million after tax) consists of transaction and merger and integration costs associated with the Merger. We anticipate additional merger and integration costs of $1.5 million before taxes in the 1998 fourth fiscal quarter and $1.0 million before taxes in the first fiscal quarter of 1999.

         ALL OF THE FINANCIAL DATA IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE PRIOR TO THE SPECIAL CHARGES AND PRIOR TO THE RESTATEMENT OF PRIOR PERIOD DATA DUE TO THE MERGER, UNLESS OTHERWISE SPECIFIED.

         Both our sales and operating income for the quarter and the nine months ended June 30, 1998 grew over the corresponding prior year periods. Net sales for the quarter and nine months ended June 30, 1998 increased by 12.3% and 17.5%, respectively, over the corresponding fiscal 1997 periods. After restatement of the prior period data for the Merger, net sales for the quarter and nine months ended June 30, 1998 increased by 6.4% and 14.9%, respectively, over the corresponding fiscal 1997 periods. Operating income for the quarter and nine months increased by 20.4% and 22.8%, respectively, over the corresponding fiscal 1997 periods. After restatement of the prior years financials for the Merger, operating income for the quarter and nine months ended June 30, 1998 increased by 15.3% and 21.2%, respectively, over the corresponding 1997 period.

         Sales growth in the quarter and nine months ended June 30, 1998 was strong both domestically and internationally. Domestic and international sales increased by 14.6% and 7.4%, respectively, for the quarter, and by 21.5% and 9.5%, respectively, for the nine months, over the corresponding fiscal 1997 periods. International sales were negatively impacted by the strengthening of the U.S. dollar and economic weakness in the Asian region. If currency effects were removed from sales, the international increase over 1997 would have been 11.2% for the quarter and 14.1% for the nine month period ended June 30, 1998. Sales to the Asian region decreased by approximately $2.9 million for both the quarter and nine month periods ended June 30, 1998, respectively, when compared to the corresponding fiscal 1997 periods.

         Acquisitions aided sales growth significantly during both the quarter and nine month periods, accounting for $22.4 million and $8.7 million of the domestic and international sales increases in the quarter, and $77.4 million and $21.3 million for the nine month period, respectively. This quarter showed no internal sales growth and instead showed a shrinkage of 2.0%. For the nine months to date, internal sales growth amounted to 0.7%. For the quarter internal growth was negatively impacted by the strengthened U.S. dollar, weak sales in the Asian region, distributor inventory re-balancing impacting Barnstead/Thermolyne in April and May of this quarter, reduced sales at Nalge Process Technologies Corporation, and a disruption in Ormco and "A" Company sales caused by the redistribution of sales territories in connection with the Merger. Kerr's sales, which were negatively impacted by dealer inventory consolidation in the second quarter, showed growth in the third quarter. Inventory consolidation is, however, expected to continue to impact sales, as the dealer network continues to consolidate. Without currency effects, internal growth was approximately negative 0.9% for the quarter and positive 2.2% for the nine month period ended June 30, 1998. Barnstead/Thermolyne was negatively impacted in the first two months of this quarter by inventory re-balancing at its major distributor, Fisher Scientific, however end user purchases of Barnstead/Thermolyne products exceeded levels purchased by Fisher Scientific.

         We continue to maintain an active program of developing and marketing both new products and product line extensions, as well as pursuing growth through acquisitions. We completed seven acquisitions in the third quarter of fiscal 1998, four in July 1998 and three through August 12, 1998. (See Note 3 to the Unaudited Consolidated Financial Statements).

         Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $14.6 million and $13.1 million for the quarters ended June 30, 1998 and 1997, respectively and $41.7 million and $36.4 million for the nine month periods ended June 30, 1998 and 1997, respectively. Our earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", we believe is the appropriate measure of our ability to internally fund our liquidity requirements, amounted to $72.7 million and $61.2 million for the quarters ended June 30, 1998 and 1997, respectively, and $199.5 million and $164.5 million for the nine months ended June 30, 1998 and 1997, respectively. EBITDA represents, for any relevant period, net income plus (i) interest expense, (ii) provision for income taxes, (iii) Special Charges, (iv) extraordinary items and (v) depreciation and amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

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

         From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. Two of these options were sold in the third quarter of fiscal 1998 at a gain of $0.2 million. The remaining options will expire in the fourth quarter of fiscal 1998 and are designed to protect Sybron from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark and the French franc as compared to the fourth quarter of fiscal 1997.

      As previously reported, on May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings in the New York Supreme Court, County of Monroe (the "CE Litigation"), against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Rochester Site" or "Site"), a discontinued operation. CE's complaint seeks indemnification from the Company with respect to the costs to remediate certain environmental contamination at the Rochester Site. CE claims its costs to date have amounted to approximately $7.0 million. The CE Litigation has not yet advanced beyond the filing of the complaint. CE entered into a voluntary cleanup agreement ("VCA") concerning the Site with the New York State Department of Environmental Conservation ("NYSDEC"). In connection with the VCA, CE and NYSDEC have reached an agreement on the cleanup goals and remedial methods for soil and groundwater contamination at the Site. CE has estimated that the costs to achieve the agreed-upon cleanup goals using the agreed-upon remedial methods would be approximately $7.9 million. Potential offsite issues have not yet been addressed, and CE is presently preparing a work plan for an offsite monitoring program. The Company believes the cost estimates developed by CE for the soil and groundwater remediation are not reliable or meaningful cost estimates as they are based on insufficient data and information. Because the extent of the Company's liability, if any, is uncertain, the Company cannot estimate with any reasonable certainty the cost to it of CE's claims. The Company has provided notice to its third party liability insurance carriers. To date, the carriers have denied coverage.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

         NET SALES. Net sales for the third quarter of 1998 were $235.5 million, an increase of $25.7 million (12.3%) over the corresponding 1997 quarter. After restating the prior year's quarter for the Merger, net sales for the three months ended June 30, 1998 increased by $14.2 million (6.4%) from net sales in the three months ended June 30, 1997. Sales in the laboratory segment were $150.1 million for the three months ended June 30, 1998, an increase of 13.1% from the corresponding 1997 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies, net of a divested product line (approximately $19.3 million), (ii) price increases (approximately $2.5 million) and (iii) increased volume from sales of new products (approximately $1.6 million). Increased sales in the laboratory segment were partially offset by (i) reduced volume from sales of existing products (approximately $3.1 million) and (ii) unfavorable foreign currency impacts (approximately $2.9 million). In the dental segment, net sales were $85.4 million for the three months ended June 30, 1998, an increase of 10.8% from the corresponding fiscal 1997 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies, net of discontinued product lines (approximately $11.8 million) and (ii) increased volume from sales of new products (approximately $3.0 million). Increased sales in the dental segment were partially offset by (i) a reduction in volume of sales of existing products (approximately $4.9 million) and (ii) unfavorable foreign currency impacts (approximately $1.6 million).

         GROSS PROFIT. Gross profit for the third quarter of fiscal 1998 was $122.6 million, an increase of 14.0% from gross profit of $107.6 million for the corresponding fiscal 1997 period. After restating the third quarter of 1997 for the Merger, gross profit increased over the corresponding 1997 quarter by $8.1 million (7.1%). Gross profit in the laboratory segment was $73.3 million (48.8% of net segment sales) in the third quarter of fiscal 1998, an increase of 16.4% from gross profit of $63.0 million (47.4% of net segment sales) during the corresponding fiscal 1997 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $10.0 million), (ii) price increases (approximately $2.5 million), (iii) inventory adjustments (approximately $1.1 million), (iv) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.5 million) and (v) increased volume (approximately $0.4 million). Increased gross profit in the laboratory segment was partially offset by (i) an unfavorable product mix (approximately $2.1 million), (ii) an unfavorable foreign currency impact (approximately $1.3 million) and (iii) unfavorable overhead application (approximately $1.0 million). In the dental segment, gross profit was $49.3 million (57.8% of net segment sales) in the third quarter of fiscal 1998, an increase of 10.5% from gross profit of $44.6 million (57.9% of net segment sales) during the corresponding fiscal 1997 period. Increased gross profit in the dental segment resulted primarily from (i) the effects of acquired companies (approximately $8.5 million) and (ii) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.3 million). Increased gross profit in the dental segment was partially offset by (i) unfavorable foreign currency impacts (approximately $1.6 million), (ii) reduced volume

(approximately $1.1 million), (iii) unfavorable overhead application (approximately $0.9 million) and (iv) inventory factors (approximately $0.5 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1998 were $64.6 million (27.4% of net sales) as compared to $59.4 million (28.3% of net sales) in the corresponding fiscal 1997 period. After restating the third quarter of 1997 for the Merger, selling, general and administrative expenses increased over the corresponding 1997 quarter by $0.4 million (0.6%). General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $5.6 million in the third quarter of fiscal 1998, representing a decrease of 14.4% from $6.5 million in the corresponding fiscal 1997 period. The decrease at the corporate level was primarily due to (i) a reduction in employee benefits expense (approximately $0.5 million) and (ii) reduced depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year (approximately $0.4 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $59.0 million (25.1% of net sales), representing an increase of 11.5% from $52.9 million (25.2% of net sales) in the corresponding fiscal 1997 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $6.8 million), (ii) increased amortization of intangible assets related to acquired businesses (approximately $0.9 million) and (iii) increased marketing expense (approximately $0.3 million), partially offset by (i) favorable foreign currency impacts (approximately $1.3 million) and (ii) a reduction in research and development expenditures (approximately $0.3 million).

         SPECIAL CHARGES. The third quarter results include the Special Charges which total $33.9 million ($22.8 million after tax), as follows:

     (a) In June 1998, the Company recorded a restructuring charge of $24.0 million ($16.7 million after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales ($6.4 million), selling, general and administrative expenses ($16.9 million) and income tax expense ($0.7 million). Principal items included in the reserve were severance and termination costs for approximately 165 notified employees (primarily production, sales and marketing personnel) (approximately $8.4 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines (approximately $8.7 million), the non cash write-off of goodwill associated with discontinued product lines (approximately $2.1 million), remaining lease payments and shut down costs on exited facilities and other contractual obligations (approximately $2.0 million), a statutory tax penalty (approximately $0.7 million), and other related restructuring costs (approximately $2.1 million). As of June 30, 1998, the Company has made cash payments of approximately $2.9 million and has written off approximately $10.8 million of fixed assets, inventory, goodwill and other miscellaneous items relating to the restructuring reserve. The remaining amount of approximately $10.3 million relates to obligations expected to be paid in the next twelve months.

     (b) In the quarter ended June 30, 1998, the Company incurred approximately $9.9 million ($6.1 million after tax or $.06 per share on a diluted basis) of costs associated with the merger, transition and integration of the "A" Company. The majority of these expenses were adjustments to the Merger consideration. The Company expects to incur an additional $1.5 million before taxes in the fourth quarter of fiscal 1998, and $1.0 million before taxes in the first quarter of fiscal 1999 in connection with further integration costs.

         See the description of the Special Charges under "General", above, and Notes 6 and 7 to the Unaudited Consolidated Financial Statements.

         OPERATING INCOME. As a result of the foregoing, operating income was $58.0 million (24.6% of net sales) in the third quarter of fiscal 1998 compared to $48.2 million (23.0% of net sales) in the corresponding fiscal 1997 period. After restating the third quarter of 1997 for the Merger, operating income increased over the corresponding 1997 quarter by $7.7 million (15.3%). Operating income in the laboratory segment was $38.6 million (25.7% of net segment sales) in the third quarter of fiscal 1998 compared to $30.9 million (23.3% of net segment sales) in the corresponding fiscal 1997 period. Operating income in the dental segment was $19.4 million (22.7% of net segment sales) in the third quarter of fiscal 1998 compared to $17.3 million (22.4% of net segment sales) in the corresponding fiscal 1997 period.

         INTEREST EXPENSE. Interest expense was $14.1 million in the third quarter of fiscal 1998 compared to $12.0 million in the corresponding fiscal 1997 period. After restating the third quarter of 1997 for the Merger, interest expense increased over the corresponding 1997 quarter by $1.2 million. The increase resulted from a higher debt balance primarily from our acquisition activity. Interest expense during the quarters ended June 30, 1998 and 1997 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

         INCOME TAXES. Taxes on income (after restating for the Merger) decreased $7.8 million in the third quarter of fiscal 1998 when compared to the 1997 period primarily as a result of a tax benefit of $10.4 million from the Special Charges, partially offset by an increase in income excluding the Special Charges.

         NET INCOME. As a result of the foregoing, we had net income of $3.8 million in the third quarter of fiscal 1998 (inclusive of the Special Charges and restatement for the Merger) compared to $21.9 million in the corresponding 1997 period (after restatement for the Merger and inclusion of an extraordinary item of $0.7 million related to the write off of deferred financing fees).

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $1.1 million, after restating for the Merger, when compared to the prior year quarter. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies, partially offset by reduction in depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year.

\NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1997

         NET SALES. Net sales for the nine months ended June 30, 1998 were $671.7 million, an increase of $100.0 million (17.5%) from net sales of $571.7 million for the corresponding nine months ended June 30, 1997. After restating for the Merger, net sales for the nine months ended June 30, 1998 were $695.6 million, an increase of $90.2 million (14.9%) from net sales of $605.4 million for the corresponding nine months ended June 30, 1997. Sales in the laboratory segment were $434.0 million for the nine months ended June 30, 1998, an increase of 24.9% from the corresponding 1997 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies, net of a divested product line (approximately $82.7 million), (ii) price increases (approximately $3.5 million), (iii) increased volume from sales of new products (approximately $3.3 million) and (iv) increased volume from sales of existing products (approximately $1.6 million). Increased sales in the laboratory segment were partially offset by unfavorable foreign currency impacts (approximately $4.6 million). In the dental segment, net sales were $237.7 million for the nine months ended June 30, 1998, an increase of 6.0% from the corresponding fiscal 1997 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies, net of discontinued product lines (approximately $16.0 million) and (ii) increased volume from sales of new products (approximately $3.8 million). Increased sales in the dental segment were partially offset by (i) unfavorable foreign currency impacts (approximately $6.0 million) and (ii) reduced volume from sales of existing products (approximately $0.5 million).

         GROSS PROFIT. Gross profit for the nine months ended June 30, 1998 was $344.7 million, an increase of 19.6% from gross profit of $288.2 million for the corresponding fiscal 1997 period. After restating for the Merger, gross profit, before the Special Charges, for the nine months ended June 30, 1998 was $359.1 million, an increase of 16.5% from gross profit of $308.3 million for the corresponding fiscal 1997 period. Gross profit in the laboratory segment was $208.0 million (47.9% of net segment sales), an increase of 28.7% from gross profit of $161.6 million (46.5% of net segment sales) during the corresponding fiscal 1997 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $42.4 million), (ii) increased volume (approximately $5.7 million), (iii) price increases (approximately $3.5 million), (iv) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $1.6 million) and (v) favorable overhead application (approximately $0.4 million). Increased gross profit in the laboratory segment was partially offset by (i) an unfavorable product mix (approximately $3.0 million), (ii) unfavorable foreign currency impacts (approximately $2.8 million) and (iii) inventory adjustments (approximately $0.9 million). In the dental segment, gross profit was $136.8 million (57.5% of net segment sales) for the nine months ended June 30, 1998, an increase of 8.0% from gross profit of $126.7 million (56.5% of net segment sales) during the corresponding fiscal 1997 period. Increased gross profit in the dental segment resulted primarily from (i) the effects of acquired companies (approximately $9.9 million), (ii) increased volume (approximately $2.1 million), (iii) inventory adjustments (approximately $1.2 million), (iv) an improved product mix (approximately $1.2 million) and (v) a reduction in depreciation expense of certain assets that became fully depreciated in the prior fiscal year (approximately $0.7 million), partially offset by (i) unfavorable foreign currency impacts (approximately $4.3 million) and (ii) unfavorable overhead application (approximately $0.2 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended June 30, 1998 were $186.8 million (27.8% of net sales) as compared to $159.6 million (27.9% of net sales) in the corresponding fiscal 1997 period. After restating for the Merger, selling, general and administrative expenses increased over the corresponding 1997 period by $22.3 million (12.8%). General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $16.0 million, representing a decrease of 10.0% from $17.7 million in the corresponding fiscal 1997 period. The decrease at the corporate level was primarily due to (i) reduced depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year (approximately $1.4 million) and (ii) a reduction in employee benefits expense (approximately $0.4 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $170.9 million (25.4% of net sales), representing an increase of 20.4% from $141.9 million (24.8% of net sales) in the corresponding fiscal 1997 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $21.4 million), (ii) increased amortization of intangible assets related to acquired businesses (approximately $4.7 million),
(iii) increased marketing expense (approximately $3.3 million) and (iv) increased general and administrative expense (approximately $1.8 million), partially offset by (i) favorable foreign currency impacts (approximately $2.3 million) and (ii) a reduction in research and development expenditures (approximately $0.2 million).

         SPECIAL CHARGES. The nine month results include the Special Charges, which total $33.9 million ($22.8 million after tax). See the description of the Special Charges above under "General" and the "Results of Operations - Quarter ended June 30, 1998 Compared to the Quarter ended June 30, 1997" above, and Notes 6 and 7 to the Unaudited Consolidated Financial Statements.

         OPERATING INCOME. Operating income was $157.9 million (23.5% of net sales) for the nine months ended June 30, 1998 compared to $128.6 million (22.5% of net sales) in the corresponding fiscal 1997 period. After restating for the Merger, operating income increased over the corresponding 1997 period by $28.4 million (21.2%). Operating income in the laboratory segment was $104.4 million (24.1% of net segment sales) compared to $79.4 million (22.8% of net segment sales) in the corresponding fiscal 1997 period. Operating income in the dental segment was $53.5 million (22.5% of net segment sales) compared to $49.2 million (21.9% of net segment sales) in the corresponding fiscal 1997 period.

         INTEREST EXPENSE. Interest expense was $40.3 million for the nine months ended June 30, 1998 compared to $30.3 million in the corresponding fiscal 1997 period. After restating for the Merger, interest expense increased over the corresponding 1997 period by $9.0 million. The increase resulted from a higher debt balance primarily from our acquisition activity. Interest expense for the nine months ended June 30, 1998 and 1997 included additional non-cash interest expense of $0.9 million resulting from the adoption of SFAS No. 106.

         INCOME TAXES. Taxes on income (after restating for the Merger) decreased $2.4 million when compared to the 1997 period primarily as a result of a tax benefit of $10.4 million from the Special Charges, partially offset by an increase in income excluding the Special Charges.

         NET INCOME. As a result of the foregoing, we had net income of $49.4 million for the nine months ended June 30, 1998 (inclusive of the Special Charges and restatement for the Merger) compared to $59.7 million in the corresponding fiscal 1997 period (after restatement for the Merger and inclusion of an extraordinary item of $0.7 million related to the write off of deferred financing fees).

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $5.2 million, after restating for the Merger, when compared to the prior year nine month period. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies partially offset by reduction in depreciation and amortization expense of certain tangible and intangible assets that became fully amortized and depreciated in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the 1987 leveraged buyout transaction ("the Acquisition") and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $42.6 million and $110.9 million in the third quarter and year to date, respectively, primarily as a result of continued acquisition activity. We believe, therefore, that EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

         Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring and the periodic expansion of physical facilities. In addition, in the event we should be held liable for CE's claims in the CE Litigation (described above), liability for which we deny, we could require capital to satisfy such liabilities, depending upon their magnitude. It is currently our intent to continue to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain

"earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. With respect to restructuring charge of approximately $24.0 million, as of June 30, 1998 (See
Note 6 to the Unaudited Consolidated Financial Statements), the Company has made cash payments of approximately $2.9 million. $10.3 million remains to be paid over the next twelve months.

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

         On July 31, 1995, we entered into a credit agreement (as amended, the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, we borrowed $300 million under the Term Loan Facility and approximately $122.5 million under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under our previous credit facilities). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under our previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option for us in setting interest rates. On April 25, 1997, we entered into the Second Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment was an expansion of the Credit Facilities. The Term Loan Facility was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300 million to $600 million. On April 25, 1997, we borrowed a total of $622.9 million under the Credit Facilities. The proceeds were used to repay $466.3 million of previously existing LIBOR and ABR loans (as defined below) (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156.6 million with respect to the purchase of Remel Limited Partnership which includes both the purchase price and payment of assumed debt. The $72 million of CAF borrowings (as defined below) remained in place. On July 1, 1998, we completed the First Amendment to the Second Amended Credit Agreement (the "Additional Amendment"). The Additional Amendment provided for an increase in the Term Loan Facility of $100 million. On July 1, 1998, we used the $100 million of proceeds from the Additional Amendment to pay $100 million of existing debt balances under the Revolving Credit Facility. The Additional Amendment also provides us with the ability to use proceeds from the issuance of additional unsecured indebtedness of up to $300 million to pay amounts outstanding under the Revolving Credit Facility without reducing our ability to borrow under the Revolving Credit Facility in the future.

         Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) is anticipated to be our largest use of operating funds in the future. The Credit Facilities provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of our total debt to EBITDA , or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). The average interest rate on the Term Loan Facility (inclusive of the swap agreements described below) for both the quarter and nine months ended June 30, 1998 was 6.7% and the average interest rate on the Revolving Credit Facility for the quarter and nine months ended June 30, 1998 was 6.6%.

         As a result of the terms of the Credit Agreement, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. At June 30, 1998, swap agreements aggregating a notional amount of $375 million were in place to hedge against a rise in interest rates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During the third quarter and year to date fiscal 1998, the LIBOR Margin was .75%. The swap agreement rates and durations are as follows:

                                                              SWAP AGREEMENT           SWAP AGREEMENT
EXPIRATION DATE                    NOTIONAL AMOUNT               DATE                       RATE
July 7, 1998................        $50 million               July 7, 1993                  5.17%
August 9, 1999..............        $50 million               August 7, 1997               6.077%
August 13, 1999.............        $50 million               August 13, 1993               5.54%
September 8, 2000...........        $50 million               December 8, 1995              5.56%
February 7, 2001............        $50 million               August 7, 1997                5.91%
May 7, 2001.................        $75 million               May 7, 1997                 6.5875%
September 10, 2001..........        $50 million               December 8, 1995             5.623%

         Also as part of the permanent financing for the Acquisition, on December 22, 1988, we entered into the sale and leaseback of our principal domestic facilities (the "Sale/Leaseback"). In January 1994, the annual obligation under the Sale/Leaseback increased from $2.9 million to $3.3 million, payable monthly. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will occur on January 1, 1999.

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

         As set forth above, after the Second Amendment, the Revolving Credit Facility provides up to $600 million in available credit. At June 30, 1998, there was approximately $113.7 million of available credit under the Revolving Credit Facility. On July 6, 1998, the available amount under the Revolving Credit Facility increased by $100 million as a result of the funding of the Additional Amendment. Under the Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in 1997 and $8.75 million due in each of the first, second and third quarters of fiscal 1998. Annual payments, in the remainder of fiscal 1998 and succeeding fiscal years 1999-2002, are due as follows: $8.75 million, $36.25 million, $42.5 million, $53.75 million and, as a result of the Additional Amendment, $223.75 million.

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

YEAR 2000

         Computer software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal businesses activities. We use software in various aspects of our businesses, including manufacturing, accounting, product development and many administrative functions. Some of this software will be unable to interpret the calendar Year 2000 appropriately unless it is modified or replaced. Many of our suppliers, vendors and customers face this issue as well.

         We are addressing this Year 2000 issue with a corporate-wide initiative sponsored by Sybron's Vice President-Finance and Chief Financial Officer and its Vice President-General Counsel and Secretary, and led at the subsidiary level by the Vice President and Chief Financial officer at SLPC and the Vice President and Chief Information Officer at Sybron Dental Specialties. The objective of the initiative is to mitigate the risk to the Company of Year 2000 issues by minimizing the number and seriousness of any technical failures and by quickly indentifying and repairing any such failures if they do occur. The various phases of the initiative (which are being conducted simultaneously) include the identification of affected mission critical software utilized by both information and non-information technology systems, the assessment of risk associated with such affected software, the development of a plan for modifying the software, the implementation of solutions under the plan, and the testing of the solutions. The initiative also includes communications with our significant suppliers, vendors and customers to determine the extent to which we are vulnerable to any failures by them to address the Year 2000 issue. The program contemplates the development of contingency plans where needed to deal with Company systems and third party issues.

         We have completed most of the identification, risk-assessment and plan development phases of our initiative with respect to our internal systems, although we recognize that, because of the nature of the Year 2000 problem, work in these areas will continue until the Year 2000. Our work in those phases has included both information technology and non-information technology systems. We have also commenced the implementation phase. In most cases, we are upgrading existing software to versions which are Year 2000 compliant. In other cases entire software platforms are being replaced with more current, compliant systems, internally developed software is being reprogrammed, and hardware is being replaced. Testing has been conducted, we are in the early stages of our testing phase with respect to both information and non-information technology systems.

         We are in the process of communicating with our suppliers, vendors and customers concerning the state of their readiness for Year 2000. Although the information we have gathered to date does not permit us to complete our assessment of risk related to the Year 2000 issues these third parties may present, we have been informed by our major distributors in both the laboratory and dental segments that they have Year 2000 programs in place. Because of the reliance by SLPC and Sybron Dental Specialties on distributors in the United States and abroad, a significant Year 2000 failure by these distributors could seriously disrupt the Company's flow of products to end users.

         Our Year 2000 initiative contemplates the development of contingency plans as we test our software solutions and complete our risk assessments with respect to third parties. Our contingency planning is therefore in the early stages of development. The Company's current goal is to substantially complete all phases of its initiative, including the development of plans for identified contingencies, by March 31, 1999. This statement is a forward looking statement. Our ability to meet our Year 2000 initiative objectives is subject to a number of uncertainties, including the actions and status of third parties, many of which are beyond our control. The Year 2000 problem has many elements and potential consequences, some of which can not be reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

         The historical and estimated future costs to the Company of Year 2000 are contained in the following table. The reported costs exclude internal costs, and exclude costs related to manufacturing equipment for Sybron Dental Specialties because the Company has not completed its analysis with respect to such items. Our Year 2000 remediation efforts are funded from the Company's cash flow and from borrowings under the Revolving Credit Facility. The
Company has not deferred any significant information technology projects due to its Year 2000 efforts.

                                                                   1998
YEAR 2000                         1997            1st Nine Months        4th Quarter(est.)         1999(est.)
(In thousands)
====================================================================================================================
Capital Costs                       12                 1,324                     642                    880
--------------------------------------------------------------------------------------------------------------------
Expenses                           179                   391                      81                    179
--------------------------------------------------------------------------------------------------------------------
Total                              191                 1,715                     723                  1,059
--------------------------------------------------------------------------------------------------------------------

CAUTIONARY FACTORS

         This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

         o Factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability.

         o Factors affecting our ability to continue pursuing our current acquisition strategy, including our ability to raise capital beyond the capacity of our existing Credit Facilities or to use our stock for acquisitions, the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

         o Factors affecting our ability to profitably distribute and sell our products, including any changes in our business relationships with our principal distributors, primarily in the laboratory segment, competitive factors such as the entrance of additional competitors into our markets, pricing and technological competition, and risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing dental, orthodontic and laboratory technologies.

         o With respect to Erie, factors affecting its Erie Electroverre S.A. subsidiary's ability to manufacture the glass used by Erie's worldwide manufacturing operations, including delays encountered in connection with the periodic rebuild of the sheet glass furnace and furnace malfunctions at a time when inventory levels are not sufficient to sustain Erie's flat glass operations.

         o Factors affecting our ability to hire and retain competent employees, including unionization of our non-union employees and changes in relationships with our unionized employees.

         o The risk of strikes or other labor disputes at those locations which are unionized which could affect our operations.

         o Factors affecting our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies, including the promulgation of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of our products.

         o Factors affecting the economy generally, including a rise in interest rates, the financial and business conditions of our customers and the demand for customers' products and services that utilize Company products.

         o Factors relating to the impact of changing public and private health care budgets which could affect demand for or pricing of our products.

         o Factors affecting our financial performance or condition, including tax legislation, unanticipated restrictions on our ability to transfer funds from our subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

         o The cost and other effects of claims involving our products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

         o Factors affecting our ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

         o Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

         o Unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the indirect impacts of third parties with whom we do business and who do not mitigate their Year 2000 compliance problems, and similar uncertainties, and unforeseen consequences of the Year 2000 problem.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See the last paragraph under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" in Part I of this Report for information regarding developments with respect to the CE Litigation previously reported in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and in Item 2 in Part I of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

ITEM 5. OTHER INFORMATION

     DEADLINE FOR SHAREHOLDER PROPOSALS

         Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

    (1) The deadline for submitting shareholder proposals to be considered for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of shareholders pursuant to Rule 14a-8 is August 25, 1998.

    (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is November 30, 1998. Under the Company's Bylaws, written notice of such a proposal, containing the information specified in the Bylaws, must be received by the Company no earlier than November 1, 1998 and no later than November 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed during the quarter for which this report is filed. However, subsequent to the end of the quarter the following reports were filed:

          A Form 8-K, dated and filed with the Securities and Exchange Commission on July 13, 1998, containing in Item 5 thereof the updated description of the Company's capital stock.

          A Form 8-K dated July 20, 1998 and filed with the Securities and Exchange Commission on July 21, 1998, incorporating in Item 5 the Company's Press Release dated July 20, 1998 filed as an exhibit.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYBRON INTERNATIONAL CORPORATION
                                    (Registrant)



Date August 14, 1998                /s/ Dennis Brown
     ---------------                -----------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                                            INCORPORATED
EXHIBIT                                                     HEREIN BY                FILED
NUMBER          DESCRIPTION                                 REFERENCE TO             HEREWITH
4.1            First Amendment, dated as of July 1,                                     X
               1998, to the Second Amended and
               Restated Credit Agreement, dated as
               of April 25, 1997 (as amended,
               supplemented or otherwise modified
               from time to time, the "Credit
               Agreement"), among the Registrant
               and certain of its subsidiaries, the
               several Lenders from time to time
               parties thereto, Chase Securities Inc.,
               as Arranger, and The Chase Manhattan
               Bank, as Administrative Agent for the
               Lenders

4.2            Form of Third Amended and Restated                                       X
               Parent Pledge Agreement, dated as of
               July 1, 1998, executed pursuant to the
               Credit Agreement

4.3            Form of Third Amended and Restated                                       X
               Subsidiaries Guarantee, dated as of
               July 1, 1998, executed pursuant to the
               Credit Agreement

4.4            Form of Third Amended and Restated                                       X
               Subsidiaries Pledge Agreement, dated
               as of July 1, 1998, executed pursuant
               to the Credit Agreement

4.5            Second Amendment, dated as of                                            X
               August 13, 1998, to the Credit Agreement

27.1           Financial Data Schedule                                                  X

27.2           Restated Financial Data Schedule (nine                                   X
               month period ended June 30, 1997)


                                      E1-1