Form 10-K405
period 1998-09-30
SYBRON INTERNATIONAL CORP
filed 1998-12-15
CIK 824803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]         Annual Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the fiscal year ended
            September 30, 1998
            or
[ ]         Transition Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the transition period from ------------ to ------------
            Commission file number 1-11091

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 1, 1998 as reported on the New York Stock Exchange, was approximately $1,950,367,135. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At December 1, 1998, there were 103,142,635 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held January 27, 1999 have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SYBRON INTERNATIONAL CORPORATION
                               TABLE OF CONTENTS
                                       TO
                        1998 ANNUAL REPORT ON FORM 10-K

               ITEM                                                                 PAGE
               ----                                                                 ----
PART I
                 1    Business....................................................    1
                 2    Properties..................................................   14
                 3    Legal Proceedings...........................................   15
                 4    Submission of Matters to a Vote of Security Holders.........   16
                      Executive Officers of the Registrant........................   16
PART II
                 5    Market for Registrant's Common Equity and Related
                        Stockholder Matters.......................................   18
                 6    Selected Financial Data.....................................   19
                 7    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................   20
                7A    Quantitative and Qualitative Disclosures About Market
                        Risk......................................................   36
                 8    Financial Statements and Supplementary Data.................   39
                 9    Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure..................................   70
PART III
                10    Directors and Executive Officers of the Registrant..........   70
                11    Executive Compensation......................................   70
                12    Security Ownership of Certain Beneficial Owners and
                        Management................................................   70
                13    Certain Relationships and Related Transactions..............   70
PART IV
                14    Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.......................................................   71
                      Signatures..................................................   72

                        SYBRON INTERNATIONAL CORPORATION

                             CROSS REFERENCE SHEET

                                                   HEADING(S) IN PROXY STATEMENT FOR
                  FORM 10-K                         ANNUAL MEETING OF SHAREHOLDERS
                  ITEM NO.                            TO BE HELD JANUARY 27, 1999
                  ---------                        ---------------------------------
10.   Directors and Executive Officers    Election of Directors
        of the Registrant                   Section 16(a) Beneficial Ownership Reporting
                                            Compliance
11.   Executive Compensation              Executive Compensation
                                            Election of Directors -- Directors' Compensation
12.   Security Ownership of Certain       Security Ownership of Certain Beneficial Owners and
        Beneficial Owners and               Management
        Management
13.   Certain Relationships and Related   Election of Directors
        Transactions

                                     PART I

ITEM 1. BUSINESS

GENERAL

                            BUSINESSES AND PRODUCTS

     The subsidiaries of Sybron International Corporation are leading manufacturers of value-added products for the laboratory and professional dental and orthodontic markets in the United States and abroad. Our laboratory businesses are grouped under Sybron Laboratory Products Corporation ("SLPC"), and our dental and orthodontic businesses are grouped under Sybron Dental Specialties, Inc. ("SDS"). Their major product categories and their primary subsidiaries in each category are as follows:

                                      SLPC

           Labware and Life Sciences                         Diagnostics and Microbiology
     Nalge Nunc International Corporation         Applied Biotech, Inc.
     National Scientific Company                  CASCO-NERL Diagnostics Corporation
     Nunc A/S                                     Diagnostic Reagents, Inc.
     Nalge (Europe), Ltd.                         Alexon-Trend, Inc.
                                                  Remel Inc.

      Clinical and Industrial Technologies                       Laboratory Equipment
     Erie Scientific Company                      Barnstead Thermolyne Corporation
     Chase Scientific Glass, Inc.                 Lab-Line Instruments, Inc.
     The Naugatuck Glass Company
     Richard-Allan Scientific Company
     Samco Scientific Corporation
     Nalge Process Technologies Group, Inc.
     Gerhard Menzel Glasbearbeitungswerk GmbH &
       Co. K.G.

                                      SDS

              Professional Dental                                    Orthodontics
     Kerr Corporation                             Ormco Corporation
     Beavers Dental Company                       "A" Company Orthodontics
     Metrex Research Corporation                  Pinnacle Products, Inc.
                                                  Allesee Orthodontic Appliances, Inc.

           TERMS; YEAR REFERENCES; STOCK SPLITS; POOLING TRANSACTIONS

     When we use the terms "Company", "Sybron", "we" or "our" in this report, we are referring to Sybron International Corporation and its subsidiaries and their respective predecessors. Our fiscal year ends on September 30. All references to "1994", "1995", "1996", "1997" or "1998" mean the fiscal year ended September 30, 1994, 1995, 1996, 1997 or 1998, respectively. All references to shares, stock prices and earnings per share have been adjusted to reflect Sybron's two-for-one stock splits effected on December 15, 1995, and February 20, 1998, and our adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share". In April 1998 we completed a merger with LRS Acquisition Corp. ("LRS") which was accounted for as a pooling of interests. Unless otherwise stated, all financial data reported in 1995, 1996, 1997 and 1998 has been restated to reflect the combined companies as if the transaction took place on October 1, 1994, the first full year of LRS' operations.

                              HISTORY AND STRATEGY

     Sybron International Corporation is a Wisconsin corporation, incorporated in 1993 to be the successor by merger in January of 1994 to Sybron Corporation, a Delaware corporation. The merger was accomplished to change Sybron's corporate domicile from Delaware to Wisconsin. The Delaware Sybron Corporation, originally named Sybron Acquisition Company, was formed in 1987 to acquire all of the outstanding shares of a company known at the time as Sybron Corporation in a leveraged buyout (the "Acquisition").

     In 1986, when the previous Sybron was taken private in a leveraged buyout, we initiated programs to reduce corporate and subsidiary expenses, rationalize production facilities and sell certain operating businesses. The Company was then resold in the Acquisition. After the Acquisition, we focused on maximizing cash flow in order to repay debt incurred in connection with the Acquisition. In 1992, we went public and the proceeds of our initial public offering (the "IPO") were used to retire a portion of the debt incurred in connection with the Acquisition (the "Acquisition Debt"). We refinanced the balance of the Acquisition Debt in 1993 when we put in place a bank credit facility, which also provided us with a line of credit designed to allow the initiation of an acquisition program. This line of credit was amended in 1995, 1997 and 1998 to accommodate the growth of our acquisition program. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report. Our acquisition program, together with the operating strategies we have executed consistently since the 1986 buyout, are designed to expand and strengthen our worldwide sales and profitability. Key elements of our strategy are:

          Competitive Focus. We are focused on product development and manufacturing and marketing efforts, increasing our range of specialty and value-added laboratory, dental and orthodontic products and increasing the range of end users for our products.

          Acquisitions. Since 1993, when we adopted our strategy of growth through acquisitions, we have made more than 60 acquisitions (including three mergers and a joint venture) in the United States and abroad, including 22 completed in 1998 and three in fiscal 1999 through December 1, 1998. See Note 14 to our consolidated financial statements in Item 8 of this Annual Report. Our operating subsidiaries have been able to use their existing distribution channels to market many of the acquired product lines. We have achieved other synergies, such as the elimination of duplicative administrative functions or the combining of manufacturing operations, with some of these acquisitions.

          New Product Introductions. Our operating subsidiaries have consistently developed and introduced new products which have contributed to net sales. We believe that new product introductions are important to the ability of our operating subsidiaries to maintain their competitive positions.

          International Growth. We have devoted significant resources to international manufacturing, sales and marketing efforts in order to capitalize on foreign sales opportunities. As a result of our efforts, sales outside the United States have grown from $75.2 million in the twelve months ended September 30, 1987 to $292.1 million in 1998. In 1996, 1997 and 1998, sales outside the United States represented approximately 36%, 33% and 30%, of our net sales, respectively. The steady decrease in the percentage of foreign sales is primarily due to acquisitions, which have been predominantly in the United States, a general strengthening of the U.S. dollar in 1997 and 1998, and a weakening Asian market in 1998. See
     Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The successful execution of the various elements of our strategy resulted in a significant expansion of the business in 1998. Overall sales growth in 1998 was $121.7 million, or $133.4 million prior to negative foreign currency effects. Internal sales growth, prior to $11.7 million of negative currency effects, was $18.5 million (up 2.3% from 1997). Acquisition growth has been more significant for SLPC than SDS because the worldwide market for laboratory products is substantially larger than that for dental products. Net sales in the laboratory segment as a percentage of our total net sales were 55.1%, 58.5% and 63.0% in 1996, 1997 and 1998, respectively. We intend to pursue our acquisition strategy at both SLPC and SDS but, due to the disproportionate size of these markets, we expect to see more opportunity for growth at SLPC. In addition to the growth contributed from acquired businesses, we have been able to realize cost benefits derived from the elimination of duplicative costs in administrative and manufacturing areas.

                           FORWARD-LOOKING STATEMENTS

     The description of our businesses included in this Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and other portions of this report may contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements, such as the statement made in the immediately preceding paragraph regarding our intent to pursue our acquisition strategy, concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, environmental matters and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled "Cautionary Factors" in Item 7 of this Annual Report.

                         CERTAIN FINANCIAL INFORMATION

     The following table sets forth our net sales by product category for the years indicated.

                                                      YEARS ENDED SEPTEMBER 30,
                                                 ------------------------------------
                                                   1996          1997          1998
                                                 --------      --------      --------
                                                            (IN THOUSANDS)
SLPC:
  Labware and Life Sciences..................    $197,542      $212,430      $230,414
  Clinical and Industrial Technologies.......     120,362       161,163       183,179
  Diagnostics and Microbiology...............      13,195        47,675       113,143
  Laboratory Equipment.......................      63,225        69,967        78,869
                                                 --------      --------      --------
Subtotal.....................................     394,324       491,235       605,605
                                                 --------      --------      --------
SDS:
  Professional Dental........................     172,019       189,683       192,543
  Orthodontics...............................     149,107       158,108       162,534
                                                 --------      --------      --------
Subtotal.....................................     321,126       347,791       355,077
                                                 --------      --------      --------
Total Net Sales..............................    $715,450      $839,026      $960,682
                                                 ========      ========      ========

     We have included other financial information about our product segments and foreign operations in Note 15 to our consolidated financial statements in Item 8 of this Annual Report, and such information is incorporated herein by reference.

BUSINESSES AND PRODUCTS OF SYBRON LABORATORY PRODUCTS CORPORATION

                                    GENERAL

     In May 1998 we realigned our laboratory subsidiaries under SLPC. We did this in order to take advantage of sales, marketing, administrative and manufacturing synergies among companies which have related product lines, customers and methods of distribution. Headquartered in Portsmouth, New Hampshire, SLPC is responsible for managing subsidiaries in four product categories. The categories are i) Labware and Life Sciences, ii) Clinical and Industrial Technologies, iii) Diagnostics and Microbiology and iv) Laboratory Equipment. Products in these categories bear brand names such as NALGENE(R), NUNC(R), BARNSTEAD(R), THERMOLYNE(R), REMEL(R), SUPERFROST(R) and COLORFROST(R), which are well recognized in the laboratory industry.

                                    PRODUCTS

     LABWARE AND LIFE SCIENCES. Our labware products include approximately 4,900 items, including reusable plastic products (bottles, carboys, graduated ware, beakers and flasks) and disposable plastic products (microfiltration and cryogenic storage products). Other labware products include products for critical packaging applications (bottles for packaging diagnostic reagents, media and specialty chemicals), safety products (hazard labeled containers and biohazard disposal products), environmental containers, and autosampler vials and seals used in chromatography analysis. Life sciences products include applications of cell culture, filtration, molecular biology, cryopreservation, immunology and electrophoresis technologies.

     Labware products are primarily manufactured at Nalge Nunc International Corporation ("NNI"). NNI's NALGENE(R) brand laboratory products are typically sold at prices ranging from $5 to $1,000 to general, industrial and research laboratories. In general, these products are designed to offer the scientist or laboratory technician a safer, less expensive and more durable alternative to labware products made of glass or other materials. NNI also manufactures a line of popular consumer products such as bicycle bottles and recreation containers for camping and hiking.

     We have expanded the breadth of our product offerings in labware through our acquisition program. In fiscal 1993, NNI added its line of environmental containers with the purchase of I-CHEM Research Inc., and in 1997 it added, through a merger with National Scientific Company, autosampler vials and seals and accessories used in chromatography analysis. We broadened our participation in the Life Sciences area in 1995 through the purchase of Owl Scientific, Inc. ("Owl"), a manufacturer of electrophoresis equipment used in molecular biology. In 1997 we strengthened the electrophoresis product line by purchasing Integrated Separation Systems ("ISS"), and then combined Owl and ISS to form Owl Separation Systems, Inc. In July 1995 we acquired the Nunc group of companies, manufacturers of plastic labware used in research applications such as cell culture, molecular biology, cryopreservation and immunology. In 1997 NNI formed a joint venture with the owner of the Japanese distributor of Nunc's products by acquiring 75% of the stock of Nippon InterMed K.K. In 1998, we acquired Lida Manufacturing Corporation, a manufacturer of syringe filters for chromatography sample preparation, biological research, genetic research, and general laboratory filtration, and Summit Biotechnology, Inc., which processes and sells fetal bovine serum for cell culture and diagnostic purposes. In October 1998 (fiscal 1999), we acquired Invitro Scientific Products, Inc., a producer of roller bottles and packaging containers used in biological production facilities to manufacture vaccines, pharmaceuticals, and other reagents.

     Labware and Life Sciences accounted for approximately 28%, 25% and 24%, of our consolidated net sales in 1996, 1997 and 1998, respectively.

     CLINICAL AND INDUSTRIAL TECHNOLOGIES. Clinical and Industrial Technologies products include microscope slides, cover glass, glass tubes and vials, stains and reagents for clinical testing, thin glass for watch crystals, cosmetic mirrors, and precision and coated glass used in various optic applications. Also included are process technologies products such as plastic tubing and tanks, silicone tubing and non-metallic fittings for the pharmaceutical, semi-conductor and biotechnology industries, pipe and tubing for ultra-pure applications, hoses, fittings and accessories used in fluid and gas transport applications and sanitary stainless steel fittings used in such applications.

     Our first products in this category were plain microscope slides and cover glass, manufactured by Erie Scientific Company ("Erie"). Erie expanded this product line through the addition of value-added slides with special printing and coatings to help lab technicians be more efficient and for specialty applications. Value-added products include SUPERFROST(R) and COLORFROST(R) brand printed slides, which provide an indelible marking surface and are disposable; SUPERFROST(R)Plus adhesion slides, disposable slides which are electrically charged in a way which causes cells to adhere to them; and disposable and reusable diagnostic slides which are custom designed and printed to customer specifications for use in diagnostic test kits. We added stains and fixatives for use in histology laboratories to this product category when we acquired Richard-Allan Scientific Company in 1995 and Stephens Scientific, Inc. in 1996. In 1995 we added consumable histology products, such as tissue cassettes used for biopsies, through the acquisition of the Secure Medical Products product line. In 1996 we acquired The Naugatuck Glass Company, a manufacturer of thin glass mirrors used in the cosmetic industry, and precision and coated glass used in optics applications. A significant disposable laboratory glassware business was added to this product category in 1998 with the acquisition of Chase Instruments Corp., and Chase's subsequent addition of related products through its acquisition of SciCan Scientific and Scherf Prazision GmbH later in the same year. Also in 1998, we acquired Cel-Line Associates, Inc., a manufacturer of printed microscope slides and Naugatuck acquired Marks Polarized Corporation, a manufacturer of laminated filters, polarizers and optical products. More recently, in October 1998 (fiscal 1999), we acquired Samco Scientific Corporation, a manufacturer of transfer pipettes and specimen containers. Beginning in 1995, through a series of acquisitions, we added process technology products. In February 1995 we acquired Sani-Tech, Inc. In 1996, we broadened our product line through the acquisitions of Acutech Plastics, Inc. and Flexible Components, Inc. In 1997 we added Pure-Fit, Inc. These companies were combined in 1998 to form Nalge Process Technologies Group, Inc.

     Clinical and Industrial Technologies products accounted for approximately 17%, 19% and 19%, of our consolidated net sales in 1996, 1997 and 1998, respectively.

     DIAGNOSTICS AND MICROBIOLOGY. Our Diagnostics and Microbiology products are used for drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, glucose tolerance testing, blood bank saline testing, clinical diagnostic liquid standards and research application temperature measurement. Products include diagnostic test kits, culture media, diagnostic reagents, and other products used in detecting causes of various infections or diseases.

     Our participation in these areas evolved through a series of diagnostic company acquisitions beginning in 1995 with the purchase of Ever Ready Thermometer Co., Inc. ("Ever Ready"). Ever Ready is a manufacturer of high quality precision thermometers, hydrometers and temperature calibration equipment. Later in 1995 we acquired New England Reagent Laboratory, Inc. ("NERL"), a manufacturer of liquid standards and reagents used with clinical diagnostics and testing equipment. NERL was later combined with CASCO Standards, Inc. ("CASCO") to form CASCO-NERL Diagnostics Corporation. CASCO, a 1996 acquisition, is a manufacturer of liquid standards as well as calibration verification and quality control materials used with clinical diagnostic and testing equipment. In 1997 we added drug-screening products with the acquisition of Drug Screening Systems, Inc. and began to expand in microbiology through the purchase of Trend Scientific, Inc. and Alexon Biomedical, Inc. These companies have been combined to form Alexon-Trend, Inc., a manufacturer of test kits used to detect a variety of parasitic, bacterial and viral causes of infections. We became a significant manufacturer of microbiology products, including plated and tubed media, with the 1997 acquisition of Remel Limited Partnership. We added to the Remel business by acquiring Carr-Scarborough Microbiologicals, Inc. in the same year, and Clinical Standards Labs, Inc., DiMed Corporation and MicroBio Products, Inc. in 1998. Also in 1998, we acquired the diagnostic products of Seradyn, Inc. a manufacturer of infectious disease diagnostic reagents and test kits, as well as uniform latex particles used in the production of diagnostic reagents. Additional diagnostic companies added in 1998 include Diagnostic Reagents, Inc., a manufacturer of immunoassay reagents used principally for drugs of abuse testing, Criterion Sciences, a manufacturer of a glucose tolerance beverage, hematology stains, reagents and other solutions used in laboratory analysis and testing, Custom Laboratories, Inc., a manufacturer of a glucose tolerance test beverage and Applied BioTech, Inc., a manufacturer of test kits for rapid detection of pregnancy, drugs of abuse and infectious diseases.

     Diagnostic and Microbiology products accounted for approximately 2%, 6% and 12% of our consolidated net sales in 1996, 1997 and 1998, respectively.

     LABORATORY EQUIPMENT. Our Laboratory Equipment products include i) heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers and cryogenic storage apparatus, which are fundamental to basic procedures performed in the laboratory, ii) systems for producing ultra pure water, iii) bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research, iv) constant temperature equipment including refrigerators/freezers, ovens, water baths, environmental chambers, and furnaces and v) fluorometers, spectrophotometers, and strip chart recorders.

     Laboratory equipment is manufactured at Barnstead Thermolyne Corporation ("Barnstead Thermolyne") and its subsidiaries. BARNSTEAD(R) brand products are used to produce ultra pure water, the most common laboratory reagent. Because the water purity requirements of end-users differ, Barnstead Thermolyne offers distillation, deionization, reverse osmosis, ultraviolet oxidation, and absorption or filtration technologies for purifying water. THERMOLYNE(R) brand products include heating, stirring and temperature control apparatus that are fundamental to basic procedures performed in the laboratory. Both BARNSTEAD(R) and THERMOLYNE(R) brand products are typically priced between $100 and $5,000.

     Barnstead Thermolyne has added to its product line from time to time through acquisitions. In 1994 it added bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research through the acquisition of Labindustries, Inc. In 1995 it added PMC(R) brand programmable hotplate/ stirrers, TURNER(R) brand fluorometers and spectrophotometers, and LINEAR(R) brand strip chart recorders through the acquisition of Biomolecular, Inc. In 1997 it acquired the HARVEY(R) bench top sterilizer business. In 1998 it acquired Electrothermal Engineering, Ltd., a manufacturer of heating mantles and controls, and Lab-Line Instruments, Inc., which manufactures constant temperature equipment including shakers, refrigerators/freezers, ovens, water baths, environmental chambers, and furnaces.

     Laboratory equipment accounted for approximately 9%, 8% and 8% of our consolidated net sales in 1996, 1997 and 1998, respectively.

                                  NEW PRODUCTS

     Apart from the addition of new products through its acquisition program, product development efforts at SLPC and its subsidiaries are focused on expanding product offerings in the laboratory markets currently served. Product offerings are designed to develop and improve products for new and existing technologies and to allow laboratories and lab technicians to take cost out of their procedures. Recent examples of new products from the Labware and Life Sciences category include P.E.T. packaging and laboratory bottles, Nunc EZ cell culture flasks, Cantene outdoor bottles, micro-packaging vials and low particulate bottles. New products from the Clinical and Industrial Technologies category include EDGE-RITE(R) microtome blades, pre-filled specimen containers, SUPERSLIP(R) cover glass, COLORMARK(R) slides, convoluted FEP hose and silicon double Y tubing for parastaltic fluid monitoring. New Diagnostic and Microbiology products include Campobacter, Rotovirus and Adnovirus tests. New Laboratory Equipment products in 1998 include ROPURE INFINITY(R), a reverse osmosis water purification system, European test tube incubators and an extended safety hot plate stirring line. We spent approximately $6.8, $7.9 and $8.8 million on research and development in the laboratory segment in 1996, 1997 and 1998, respectively.

                             MARKETS; DISTRIBUTION

     We estimate that the worldwide laboratory market includes more than 150,000 industrial, academic, clinical, governmental and biotechnology laboratories. A large portion of our laboratory products are sold through approximately 10 domestic and 15 international distributors. Three (primarily domestic) distributors, Fisher Scientific ("Fisher"), VWR Scientific ("VWR"), and Allegiance Corporation ("Allegiance"), accounted in aggregate for approximately 45%, 34% and 31% of our laboratory subsidiaries' sales in 1996, 1997 and 1998, respectively. Laboratory supply distributors offer a wide variety of supplies, apparatus and instruments for the laboratory, primarily through catalogs. End users rely heavily on these catalogs in identifying suitable products and making purchase decisions, and the amount of catalog space provided and the number of product items listed for a particular vendor are critical marketing variables. We believe the number of SLPC products offered by the major distributors is among the highest of any of SLPC's competitors.

     SLPC's products are sold using a variety of methods, including dealer distribution, direct sales, and private labeling. For example, the drugs of abuse testing products of Diagnostic Reagents, Inc. are sold to manufacturers of automated testing equipment and to a limited extent through distribution, while the microbiology products of Remel Inc. are primarily sold directly to the end user through Remel's own national distribution system. Packaging products are sold primarily through distributors, and plastic consumer products are sold directly to retailers. Most of SLPC's subsidiaries maintain their own sales forces, whether they sell directly to end users, through distribution or otherwise. The combined sales forces include approximately 171 domestic and 33 international sales people.

                                 INTERNATIONAL

     In addition to an extensive distributor network, SLPC subsidiaries maintain both sales offices and manufacturing plants in international locations. Foreign sales offices are located in the United Kingdom, Germany and Japan. International manufacturing facilities include Nunc A/S, a manufacturer of life sciences products, located in Denmark; Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G., a manufacturer of microscope slides, located in Germany; Erie Electroverre S.A., a manufacturer of thin white glass, located in Switzerland; Erie Scientific Kft, a manufacturer of microscope slides, located in Hungary; and Erie-Watala Glass Co. Ltd., a joint venture, which produces cut glass for the watch crystal industry, located in Hong Kong. Foreign sales of laboratory products accounted for approximately 16%, 14% and 15% of our consolidated net sales in 1996, 1997 and 1998, respectively.

                                  COMPETITION

     We believe that the principal competitive advantages of SLPC and its subsidiaries include their ability to define specific customer needs and to develop products to address those needs, the breadth and depth of their product lines, significant brand recognition, the economics associated with vertical integration in certain product lines, their long term relationships with the key industry distributors and, in several of their lines of business, expertise in plastic molding technology. Although there are a number of competitors in SLPC's individual product lines, we believe that no competitor offers a mix of product lines or depth within individual product lines comparable to SLPC.

     Our principal competitors for Labware and Life Sciences products are Corning/Costar, Millipore Corporation, Wheaton Science Products, and Kautex Werke Reinhold Hagen A.G. Principal competitors in the Clinical and Industrial Technologies category include Shandon (a division of Life Sciences, Inc.), Knittel Glaser, Surgipath Medical Industries, Inc., Sigma-Aldrich Company, Copan Diagnostics Company, Elkay Products, Inc., American Precision Plastics and Star Plex Corporation. Becton Dickinson Microbiology Systems, Meridian Diagnostics International, Biokit, SA, Dyno Particles AS and Abbott Laboratories are our principal competitors with respect to Diagnostic and Microbiology products. Principal competitors in the Laboratory Equipment category are Corning Costar, Inc. ("Corning/Costar"), Millipore Corporation, New Brunswick Scientific Company, Inc., Forma Scientific, Inc. and Lindberg/Blue M (owned by General Signal Corp.).

BUSINESSES AND PRODUCTS OF SYBRON DENTAL SPECIALTIES, INC.

                                    GENERAL

     SDS, located in Orange, California, was organized in 1993 when we grouped our Professional Dental and Orthodontic companies, Kerr Corporation ("Kerr") and Ormco Corporation ("Ormco"), under the SDS umbrella. The subsidiaries of SDS market their products under brand names such as KERR(R), belle de st. claire(R), Metrex(R), ORMCO(R) and "A" Company Orthodontics(R), which are well recognized in the dental and orthodontic industries.

                                    PRODUCTS

     PROFESSIONAL DENTAL. Our Professional Dental products include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry, filling materials and sealers used in endodontics, waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories, and infection control products used in health care facilities.

     Our light cured composite and amalgam alloy filling materials are used primarily for filling cavities. Both composite and amalgam alloy filling materials are manufactured by Kerr. Kerr added to its array of composite filling materials with the acquisition of E&D Dental Products, Inc. in 1996. Dental burs are the cutting instruments attached to dentists' drills and used to prepare the tooth for treatment. Our dental burs are primarily manufactured at Beavers Dental Company. We added to this product line in 1997 with the purchase of Precision Rotary Instruments, a manufacturer of diamond dental burs.

     Kerr manufactures impression materials, used to make replicas of dentition, and has broadened this line of product by developing new product delivery features and advance materials. Kerr's XP(TM) Putty and MPV(TM) (Multi Purpose Viscosity), are both examples of advancements in materials and delivery features which have significantly contributed to sales.

     Curing lights are lights used by the dentist to cure composite filling materials after the composite has been applied to a patient's tooth. We entered the curing light business with the purchase of Demetron Inc. in 1994.

     Endodontic products include instruments, filling materials, sealers, microscopic endodontic instruments and equipment primarily used in root canal treatment. Endodontic instruments are primarily manufactured at Kerr. We enhanced our product lines in the endodontic equipment business in 1995 with the purchase of Analytic Technology Corporation, and entered the microscopic endodontic instrument and technique business with the purchase of Excellence in Endodontics, Inc. in 1996. We enhanced our endodontic instrument line in 1998 with the purchase of the Tycom Dental Corporation. We enhanced our dental laboratory product line with the acquisition of belle de st. claire inc. in 1996.

     Infection control products include high level disinfectants and sterilants, and enzymatic cleaners and soakers for medical and dental instruments, surface disinfectant products for medical and dental offices, and skin cleansers for medical and dental use. These products are manufactured or supplied by Metrex Research Corporation, acquired in 1995. Metrex expanded its product line through the acquisition of Micro-Aseptic Products, Inc. (a supplier of disinfectants, deodorizers, antiseptic hand and skin cleansers) in 1996 and Viro Research International, Inc. (a supplier of skin antisepsis products) in 1998, and through the acquisition of the high level disinfectant/sterilant business of Cottrell Ltd. in 1998.

     Professional Dental products accounted for approximately 24%, 23% and 20% of our consolidated net sales in 1996, 1997 and 1998, respectively.

     ORTHODONTICS. Our orthodontic products include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubberbands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. These products have historically been manufactured and marketed by Ormco. Ormco expanded its orthodontic product line through the acquisition of E.T.M. Corporation (a manufacturer of orthodontic hand instruments) and Allesee Orthodontic Appliances, Inc. (a manufacturer of custom-made positioners, retainers and other accessories) in 1994. In 1998, we significantly enhanced the orthodontic line through our merger with LRS Acquisition Corp., the parent of "A" Company Orthodontics, which is a manufacturer and developer of brackets, archwires and related products.

     Orthodontic products accounted for approximately 21%, 19% and 17%, of our consolidated net sales in 1996, 1997 and 1998, respectively.

                                  NEW PRODUCTS

     The subsidiaries of SDS devote considerable resources to the development and introduction of new products. These efforts are critical to meeting the needs of today's dentists and orthodontists. In the professional dental supply industry product development requires diverse technical expertise and knowledge of various market trends, which SDS and its subsidiaries possess. Kerr takes advantage of its expertise and knowledge by working closely with dentists to develop new and improved products. Recently introduced products such as belleGlass HP(TM) (an indirect restorative composite), Temphase(TM) (a temporary crown and bridge material) and OptiBond Solo(TM) (a composite adhesive in unit doses) have significantly contributed to Kerr's net sales. In the orthodontic industry, Ormco's sales force maintains direct contact with orthodontists to identify market trends. Ormco works closely with orthodontists to improve existing products and develop new products primarily through its Champion program in which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products which have contributed significantly to it's sales. Examples of recently introduced products include the Twinlock(TM) self-ligation appliance system, the Bitefixer(TM) Class II correction device, and the Enlight(TM) light-cured adhesive.

     We spent approximately $8.4 million, $7.9 million and $7.3 million on research and development in the professional dental and orthodontic product categories in 1996, 1997 and 1998, respectively.

                             MARKETS; DISTRIBUTION

     Professional Dental products are sold both domestically and internationally through dental distributors. Kerr has 42 sales representatives in the United States and 50 abroad dedicated to dental sales. Infection control products are also sold into the medical market through a nationwide group of independent manufacturer representatives who sell through dealers to end users. The mission of the dental sales force and the independent manufacturer representatives is to provide training and technical support to dealers and help pull products through the dealer network.

     We expect modest growth in the domestic market for traditional dental consumables; this should augment the demand for new products that make the dentist more efficient. Kerr and our other dental companies are committed to growing market share through product development and promotional activities. We also believe opportunities for growth exist in international markets. As economies in emerging markets of Eastern Europe, South America and the Far East continue to develop, their demand for dental products will grow. Kerr is well positioned to take advantage of such development due to its extensive experience in selling internationally and the quality of its existing international dealer network.

     Orthodontic products are marketed by approximately 66 direct salespersons in the United States, Canada, Australia, Germany, Japan, Mexico, New Zealand and The Netherlands (which replaced Switzerland as part of our restructuring in the third quarter of 1998), and by dealers and distributors in other parts of the world. Ormco's direct sales force, dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

     Although the market for traditional orthodontic products is relatively mature domestically, the market is experiencing growth in the adolescent segment. We believe that the international market for orthodontic products presents a significant growth opportunity as worldwide awareness of dental aesthetics grows. As with other healthcare markets, over the past few years the orthodontic market has experienced a consolidation of provider practices and the formation of management organizations and buying groups, which are intended to bring administrative efficiencies and buying power to orthodontic practices. We believe Ormco is well positioned to compete in this environment because its marketing philosophy is geared toward making orthodontic practices more efficient through product innovation and customer service.

                                 INTERNATIONAL

     In addition to the United States, our Professional Dental products are manufactured at facilities in Canada, Italy and Mexico. These products are sold internationally through dealers, supported by sales offices in Europe, including major offices in the U.K., France, Germany, Japan, Australia, South America and Mexico.

     Prior to 1998, our Orthodontic products were sold directly to end users by Ormco's sales force located in Australia, New Zealand, Canada, Germany, Switzerland, Japan and Mexico. Ormco also had exclusive distributors in key European markets such as Italy, France and Spain. In 1998, Ormco acquired its distributor in France, the Ormodent group of companies, and now services the French market directly. In addition, with the "A" Company merger, European countries previously serviced from Ormco's Swiss sales office will now be serviced from The Netherlands.

     Sales of Professional Dental products and Orthodontic products outside the United States represented approximately 20%, 18% and 16% of our consolidated net sales for 1996, 1997 and 1998, respectively.

                                  COMPETITION

     We believe that in Professional Dental products, our principal competitive advantages include the breadth of our product lines, brand name recognition, and our programs to educate the dentist regarding techniques and products. Our principal competitors are GC America, Inc., 3M Corporation, Dentsply International Inc., Espe GmbH & Co., and Ivoclar. In Orthodontics, we compete with over 25 companies in the United States. We compete primarily on the basis of product quality, the level of customer service, price and new product offerings. Our competitors include American Orthodontics, GAC Orthodontics, and Unitek (owned by 3M Corporation).

COMPETITION

     As we have described above, numerous competitors participate in our laboratory, dental and orthodontic industries, a number of which have substantially greater financial and other resources than ours. There can be no assurance that we will not encounter increased competition in the future.

BACKLOG

     Our total backlog orders at September 30, 1996, 1997 and 1998 were approximately $26.7 million, $36.3 million and $44.5 million, respectively. We expect all September 30, 1998 backlog orders to be filled in fiscal 1999.

RESEARCH AND DEVELOPMENT

     We have a number of research and development programs in our various businesses, and we consider them to be of importance in maintaining our market positions. We spent approximately $15.2 million, $15.8 million and $16.1 million, on research and development in 1996, 1997 and 1998, respectively.

EMPLOYEES

     Our companies employed approximately 7,900 people at September 30, 1998, approximately 543 of which are covered by collective bargaining agreements. We believe our employee relations are generally good. In the United States, Kerr's 140 hourly employees at the Romulus, Michigan facility are members of the UAW., Barnstead Thermolyne's 233 hourly employees are members of the International Brotherhood of Electrical Workers, NNI's 148 hourly employees at its Naperville, Illinois facility are members of the International Brotherhood of Teamsters, and Ever Ready Thermometer Co. Inc.'s ("Ever Ready") 22 hourly employees at its West Paterson, New Jersey facility are members of the United Furniture Workers Union. The labor contracts at Kerr, Barnstead Thermolyne, NNI and Ever Ready will expire on January 31, 2002, March 1, 1999, December 20, 1998, and December 31, 1998, respectively. Many of our non-management employees in Europe are subject to national labor contracts which are negotiated from time to time at the national level between the national labor union and an employees' council. Once national contracts are set, further negotiation can take place at the local level. Such negotiations can affect local operations. Our Danish subsidiary, Nunc A/S, was closed during the third quarter of 1998 for nine days as the result of the first national strike in Denmark since 1985. After the national strike was settled, Nunc A/S non-management employees struck for two days over local issues. All issues have been resolved with a new contract through March 2000.

PATENTS, TRADEMARKS AND LICENSES

     Our subsidiaries' products are sold under a variety of trademarks and trade names. They own all of the trademarks and trade names we believe to be material to the operation of their businesses, including the KERR(R) trademark, the NALGE(R) and NALGENE(R) trademarks, the NUNC(TM) and NUNCLON(R) trademarks, Erie's SUPERFROST(R) and COLORFROST(R) trademarks, the THERMOLYNE(R) and BARNSTEAD(R) trademarks the ORMCO(R) and "A" Company Orthodontics(R) trademarks, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, including the U.S. patents for the marking surface of Erie's SUPERFROST(R) and COLORFROST(R) slides, both of which expire in 2001, employ various patented processes and from time to time acquire licenses from owners of patents to apply patented processes to their operations. Except as referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

MEDICAL DEVICE REGULATION

     Certain of our products are medical devices which are subject to regulation by the United States Food and Drug Administration (the "FDA") and by the counterpart agencies of the foreign countries where our products are sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, their manufacture, advertising, labeling, packaging, marketing, distribution and recordkeeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments.

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

     A medical device, whether cleared for marketing under the 510(K) pathway or pursuant to a PMA approval, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, current good manufacturing practice and quality system requirements, record keeping, and medical device (adverse reaction) reporting.

     The vast majority of our professional dental and orthodontic products are regulated as Class I or Class II medical devices, as are most of our diagnostic, life sciences, clinical and microbiology products. We have no Class III medical devices.

     Dental mercury is currently regulated by the FDA as a Class I device (not exempt from the 510(K) premarket notification requirement), and amalgam alloy is regulated as a Class II device. In February 1993, the FDA reported to its Dental Products Advisory Panel that it planned to regulate encapsulated mercury and amalgam alloy, like those sold by Kerr, as a single Class II device. At the same time, the FDA planned to propose the reclassification of dental mercury as a Class II device, so as to conform to the Class II designation for amalgam alloy and to the planned Class II designation for encapsulated mercury and amalgam alloy. In October 1994, the FDA's Dental Products Panel of the Medical Devices Advisory Committee voted unanimously to recommend reclassification of dental mercury from Class I to Class II. Class II devices, unlike Class I devices, may be subject to performance standards or special controls. At this time, there are no performance standards or special controls applicable to mercury or to encapsulated mercury and amalgam alloy, although it is possible that the FDA could propose special controls during the reclassification process. With a Class II designation, the amalgam products would not be subject to the PMA process. The FDA is expected to publish its decision on the classification in 1999.

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

RAW MATERIALS

     We purchase a wide range of raw materials and supplies from a number of suppliers and do not rely on sole sources to any material extent. We do not foresee any significant difficulty in obtaining necessary materials or supplies, although such issues could arise in connection with what is commonly referred to as the Year 2000 issue. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" for more information on the Year 2000 issue.

RISKS ATTENDANT TO FOREIGN OPERATIONS

     We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 1996, 1997 and 1998 our net sales outside the United States accounted for approximately 36%, 33% and 30%, respectively, of consolidated net sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations
-- General" for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

RELIANCE ON KEY DISTRIBUTORS

     A substantial portion of our sales of laboratory, professional dental and orthodontic products are made through major independent distributors. On the laboratory side these distributors historically have been Fisher, VWR, the industrial products division of Baxter Scientific Products ("Baxter Industrial"), Curtin Matheson Scientific, Inc. ("CMS"), and Allegiance or its predecessor, the clinical division of Baxter Scientific Products. These major distributors experienced significant consolidation in 1995, with Fisher acquiring CMS and VWR acquiring Baxter Industrial. The inventory reductions resulting from these dealer consolidations slowed sales in the domestic segment of the laboratory business in 1995 and during the first half of 1996. The Company felt the effects of inventory re-balancing by Fisher Scientific (primarily impacting Barnstead Thermolyne sales) into the third quarter of 1998. On October 9, 1998, Allegiance and Cardinal Health, Inc. announced a planned merger, expected to be consummated during the first half of calendar 1999. Because the businesses of Allegiance and Cardinal are complementary, we would not expect this transaction to lead to any significant laboratory inventory consolidation.

     The loss of any one of our major laboratory distributors (now Fisher, VWR and Allegiance) could have a material adverse effect on our business. Our subsidiaries in the laboratory segment do not have any contractual relationships with these distributors. However, our subsidiaries have long-standing relationships with them or their predecessors.

     On the dental side of our business, the dental distribution system has also been experiencing significant consolidation, with two of our largest distributors, Henry Schein, Inc. ("Schein") and Sullivan Dental Products, Inc. merging in November 1997. This consolidation continued in 1998, as Schein has continued to acquire other dental distributors, including H. Meer Dental Supply Company. Inventory reduction from this consolidation with dealers slowed our dental product sales through the second quarter of 1998. Although not to the same extent as with our laboratory business, the loss of certain of our dental distributors could have a material adverse effect on our results of operations or financial condition.

ITEM 2. PROPERTIES

     We operate manufacturing facilities in the United States and certain foreign countries. The following table sets forth information regarding our principal properties by product category. Properties less than 20,000 square feet have been omitted from this table.

   SUBSIDIARY/LOCATION OF FACILITY                   BUILDING SPACE AND USE                 OWNED OR LEASED
   -------------------------------                   ----------------------                 ---------------
PROPERTIES USED BY SLPC
-----------------------------------------------------------------------------------------------------------
                                         Labware and Life Sciences
Penfield, New York                       266,000 sq. ft./manufacturing, warehouse and           leased
                                         offices
New Castle, Delaware                     26,000 sq. ft./manufacturing, warehouse and            leased
                                         offices
Wiesbaden, Germany                       21,000 sq. ft./warehouse                               leased
Naperville, Illinois                     103,000 sq. ft./manufacturing, warehouse and            owned
                                         offices
Roskilde, Denmark                        151,000 sq. ft./manufacturing and offices               owned
Kenosha, Wisconsin                       27,000 sq. ft./manufacturing, warehouse and            leased
                                         offices
Ichikana, Japan                          36,000 sq. ft./warehouse                               leased
                                   Clinical and Industrial Technologies
Rockwood, Tennessee                      195,000 sq. ft./manufacturing and offices               owned
Portsmouth, New Hampshire                151,000 sq. ft./manufacturing and warehouse            leased
Braunschweig, Germany                    40,000 sq. ft./manufacturing and offices                owned
Romont, Switzerland                      200,000 sq. ft./manufacturing and offices               owned
Aguadilla, Puerto Rico                   23,000 sq. ft./manufacturing                           leased
Bridgewater, New Jersey                  44,000 sq. ft./manufacturing, warehouse and            leased
                                         offices
Reading, Pennsylvania                    46,000 sq. ft./manufacturing, warehouse and            leased
                                         offices
Naugatuck, Connecticut                   80,000 sq. ft./manufacturing                            owned
                                       Diagnostics and Microbiology
Holtsville, New York                     30,000 sq. ft./manufacturing                            owned
Indianapolis, Indiana                    34,000 sq. ft./manufacturing and offices               leased
Wayne, New Jersey                        32,000 sq. ft./manufacturing                           leased
Lenexa, Kansas                           115,000 sq. ft./manufacturing, warehouse and            owned
                                         office
Lake Charles, Louisiana                  23,000 sq. ft./manufacturing and offices                owned
Ramsey, Minnesota                        25,000 sq. ft./manufacturing and offices               leased
Portland, Maine                          26,000 sq. ft./manufacturing and offices               leased
San Diego, California                    40,000 sq. ft./manufacturing and offices               leased
Sunnyvale, California                    28,000 sq. ft./manufacturing and offices               leased
East Providence, Rhode Island            46,000 sq. ft./manufacturing and offices               leased
Kalamazoo, Michigan                      40,000 sq. ft./manufacturing                           leased
West Paterson, New Jersey                20,000 sq. ft./manufacturing                           leased
                                           Laboratory Equipment
Dubuque, Iowa                            180,000 sq. ft./manufacturing and offices              leased
Melrose Park, Illinois                   110,000 sq. ft./manufacturing and offices               owned
Southend-on-Sea, England                 24,000 sq. ft./manufacturing and offices               leased

PROPERTIES USED BY SDS
-----------------------------------------------------------------------------------------------------------
                                         Sybron Dental Specialties
Orange, California                       104,000 sq. ft./headquarters, manufacturing and        leased
                                         warehouse

   SUBSIDIARY/LOCATION OF FACILITY                   BUILDING SPACE AND USE                 OWNED OR LEASED
   -------------------------------                   ----------------------                 ---------------
                                            Professional Dental
Morrisburg, Ontario                      60,000 sq. ft./manufacturing                            owned
Danbury, Connecticut                     30,000 sq. ft./manufacturing, warehouse and            leased
                                         offices
Romulus, Michigan                        220,000 sq. ft./manufacturing                          leased
Scafati, Italy                           39,000 sq. ft./manufacturing                            owned
                                               Orthodontics
San Diego, California                    76,000 sq. ft./manufacturing and offices                owned
Mexicali, Mexico                         57,000 sq. ft./manufacturing and offices
Glendora, California                     66,000 sq. ft./manufacturing                           leased
Redmond, Washington                      29,000 sq. ft./manufacturing, warehouse and            leased
                                         offices
Uman, Yucatan, Mexico                    35,000 sq. ft./manufacturing                            owned
Tijuana, Mexico                          32,000 sq. ft./manufacturing                            owned

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

     A subsidiary of the Company has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company's total contribution to such effort, which has been paid, was approximately $46,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. The Company is participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study which will be used by the EPA to determine what remedy, if any, should be required at the site. This study is expected to be completed in 1999. Because the study, which involves extensive testing required to characterize the existence, extent and nature of any contamination to determine potential remedies, has not yet been completed, an estimate of the Company's potential liability cannot be made. However, although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes any ultimate liability will not have a material adverse effect on the Company's results of operations or financial condition.

     On May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester,

New York (the "Site"), an operation accounted for as a discontinued operation when the decision was made to exit the industrial capital goods business in 1983. The CE Litigation, brought in the New York Supreme Court, Monroe County, New York, related to claims CE made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Site. The Site was sold to CE in 1983 by the predecessor of a subsidiary of the Company. We settled the CE Litigation on November 16, 1998. Under the settlement agreement, the Company agreed to pay up to $10 million for remediation of contamination located on the Site. $8.5 million was paid on the date of settlement. Up to an additional $1.5 million will be paid if, and to the extent that, the future cost of on-Site remediation exceeds $5.5 million. In exchange, CE has agreed to be responsible for and to indemnify the Company with respect to the remediation of on-Site contamination. The settlement agreement also provides that Sybron will assume control over and be responsible for the remediation of any potential contamination located off-Site. Our results for 1998 reflect a pre-tax charge of $12.5 million related to the settlement. The charge includes the Company's estimate, based in part on an analysis provided by a consultant to the Company, of the costs associated with the remediation of off-Site contamination. Based on current information, off-Site remediation may include a soil vapor monitoring program and the clean-up of mercury contaminated sediments in sewers close to the Site.

     See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and offices of our executive officers, who include the presidents of SLPC and SDS. All executive officers hold office at the pleasure of the Board of Directors.

                NAME                     AGE                           POSITIONS
                ----                     ---                           ---------
Kenneth F. Yontz.....................    54     Chairman of the Board, President and Chief Executive
                                                Officer
Dennis Brown.........................    51     Vice President -- Finance, Chief Financial Officer and
                                                Treasurer
R. Jeffrey Harris....................    43     Vice President -- General Counsel and Secretary
Frank H. Jellinek, Jr. ..............    53     President, SLPC
Floyd W. Pickrell, Jr. ..............    53     President, SDS

     The following sets forth the principal occupations, as well as directorships, for the periods specified of the executive officers.

     Mr. Yontz. President and Chief Executive Officer of the Company since October 1987; Chairman of the Board since December 1987; President and Chief Executive Officer of the previous Sybron from February 1986 until September 1992; Director of the previous Sybron from February 1986 to March 1988; previously Group Vice President and Executive Vice President of the Allen-Bradley Company. Director of Playtex Products, Inc. and Viasystems Group Inc.

     Mr. Brown. Joined the Company in January 1993 as Vice President -- Finance and Chief Financial Officer and also became Treasurer of the Company in October 1993; previously served as President of Allen-Bradley Europe from March 1990 to January 1993, and Treasurer of The Marmon Group, Inc., from January 1987 to March 1990. Director of Merge Technologies Incorporated.

     Mr. Harris. Joined the previous Sybron in 1985 as Assistant Counsel and served as Corporate Counsel and Assistant Secretary from May 1986 until the Company's acquisition of the previous Sybron; served as Vice President and Assistant Secretary of the Company from October 1987 to January 1988; Vice President -- General Counsel and Secretary of the Company since January 1988.

     Mr. Jellinek. Joined Erie Scientific Company in 1967 and has served as President of Erie since 1975; became President and Chief Executive Officer of Sybron Laboratory Products Corporation on May 1, 1998;

has from time to time held general management responsibilities for various former businesses of the previous Sybron.

     Mr. Pickrell. Appointed President of SDS in August 1993; Appointed Chairman of the Board of Kerr in August 1993, and Chairman of the Board of Ormco in February 1993; Served as President of Kerr from August 1993 until November 1998; joined Ormco in 1978 and served as Ormco's President from March 1983 until November 1998; previously served as Ormco's Vice President of Marketing and as its National Sales Manager.

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

     Based upon record ownership as of December 1, 1998, the number of holders of our Common Stock is 476.

     Our Common Stock trades on the New York Stock Exchange under the symbol "SYB". The market information set forth below is based on New York Stock Exchange sales prices.

                       1997                            HIGH        LOW
                       ----                           -------    -------
First Quarter.....................................    $16.875    $14.375
Second Quarter....................................     17.375     13.375
Third Quarter.....................................     20.375     13.563
Fourth Quarter....................................     21.875     19.625

                       1998                            HIGH        LOW
                       ----                           -------    -------
First Quarter.....................................    $24.250    $19.500
Second Quarter....................................     28.688     21.844
Third Quarter.....................................     29.125     22.000
Fourth Quarter....................................     27.375     16.375

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information of the Company for the five years in the period ended September 30, 1998. This selected financial information should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

                                                             YEAR ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------
                                           1994          1995          1996          1997          1998
                                         --------      --------      --------      --------      --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data(a):
Net sales..............................  $439,704      $560,852      $715,450      $839,026      $960,682
Income from continuing operations
  before extraordinary items and
  cumulative effect of accounting
  change...............................    43,015        52,687        57,489        83,813        78,037
Discontinued operation.................        --            --            --            --        (7,750)(c)
Extraordinary items....................        --        (2,885)(b)        --          (673)(b)        --
Cumulative effect of accounting
  change...............................      (420)(d)        --            --            --            --
Net income.............................    42,595        49,802        57,489        83,140        70,287
Earnings per share:
Basic earnings per common share from
  continuing operations before
  extraordinary items and cumulative
  effect of accounting change..........       .46           .55           .59(e)        .85           .78(e)
Discontinued operation.................        --            --            --            --          (.08)
Extraordinary items....................        --          (.03)           --          (.01)           --
Cumulative effect of accounting
  change...............................        --            --            --            --            --
Basic earnings per common share........       .46           .52           .59(e)        .84           .70(e)
Diluted earnings per common share from
  continuing operations before
  extraordinary items and cumulative
  effect of accounting change..........       .46           .54           .57(e)        .82           .75(e)
Discontinued operation.................        --            --            --            --          (.07)
Extraordinary items....................        --          (.03)           --          (.01)           --
Cumulative effect of accounting
  change...............................        --            --            --            --            --
Diluted earnings per common share......       .46           .51           .57(e)        .81           .68(e)

                                                               AS OF SEPTEMBER 30,
                                          --------------------------------------------------------------
                                            1994        1995         1996          1997          1998
                                          --------    --------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
Balance Sheet Data:
  Total assets........................    $557,676    $901,379    $1,023,656    $1,267,991    $1,545,065
  Long-term debt......................     223,565     443,609       515,784       676,072       790,097
  Shareholders' equity................     176,775     222,545       288,581       374,494       470,016

-------------------------
(a) Includes results of acquired companies since their effective dates of acquisition with the exception of (i) the merger of National Scientific Company with a wholly owned subsidiary of Sybron formed for that purpose, whose results are included from October 1, 1996, and (ii) the merger of LRS Acquisition Corp. ("LRS") with a wholly owned subsidiary of Sybron formed for that purpose, whose results are included from October 1, 1994, the first full year of LRS' operations. See Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report.

(b) Amount resulted from the refinancing of our debt. See Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report.

(c) Amount resulted from the settlement of environmental litigation relating to a facility which was sold in 1983 as part of a discontinued operation. See
    Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report.

(d) Amount resulted from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 4 to our consolidated financial statements contained in Item 8 of this Annual Report.

(e) Includes a restructuring charge of $.06 per basic and diluted common share in 1996, and special charges (relating to a restructuring charge and merger, transaction and integration expenses associated with the merger with LRS) of $.23 per basic common share and of $.22 per diluted common share in 1998, respectively. See item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below, and Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in Item 8 of this Annual Report.

     Our results for 1998 contain charges with respect to the restructuring of our laboratory businesses, the restructuring of certain operations of Sybron Dental Specialties, Inc. ("SDS") relating primarily to the consolidation of Ormco Corporation ("Ormco") and "A" Company Orthodontics (' "A" Company'), and merger, transaction and integration charges associated with the merger with LRS Acquisition Corp. ("LRS")(the "LRS Merger"), the parent of "A" Company. These charges are collectively referred to herein as the "Special Charges". In addition, because the LRS Merger is accounted for as a pooling of interests, beginning October 1, 1994, all data has been adjusted to reflect the historical results of LRS as if the LRS Merger took place on the first day of the reporting period.

     The Special Charges, which total $34.5 million ($23.1 million after tax), consist of the following items:

(a) $9.4 million ($5.9 million after tax) relates to the realignment of our laboratory subsidiaries under Sybron Laboratory Products Corporation ("SLPC"). This restructuring charge consists primarily of severance expenditures associated with the consolidation of certain functions, the restructuring of sales and marketing activities, and costs associated with exiting certain product lines. Approximately $4.5 million of these charges are cash expenditures of which $1.6 million was paid in 1998. The majority of the remaining $2.9 million is expected to be paid in fiscal 1999.

    These actions eliminated annual costs of approximately $6.1 million.

(b) $14.6 million ($10.7 million after tax) relates to the consolidation of Ormco and "A" Company activities after the LRS Merger, and the exiting of certain product lines on the dental side of the business. The charge primarily includes severance costs, costs associated with the closure of Ormco's sales office in Zurich, Switzerland, and costs associated with the exiting of redundant product lines. Approximately $8.0 million of these charges are cash expenditures of which $2.9 million was paid in 1998. The majority of the remaining $5.1 million is expected to be paid in fiscal 1999.

     These actions eliminated annual costs of approximately $11.0 million.

(c) $10.5 million ($6.4 million after tax) consists of transaction and merger and integration costs associated with the LRS Merger. We anticipate additional merger and integration costs of $0.7 million before taxes in each of the first, second and third fiscal quarters of 1999.

     IN ORDER TO PRESENT A COMPARISON CONSISTENT WITH PRIOR YEARS, ALL OF THE FINANCIAL DATA IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE PRIOR TO THE SPECIAL CHARGES AND PRIOR TO THE RESTATEMENT OF PRIOR PERIOD DATA DUE TO THE LRS MERGER UNLESS OTHERWISE

SPECIFIED. THE FOLLOWING TABLE IS PRESENTED FOR EASE OF RECONCILIATION OF THE DISCUSSED FINANCIAL DATA TO OUR REPORTED RESULTS FOR THE LAST THREE YEARS:

                                               1998 BEFORE
                                             SPECIAL CHARGES
                                              & RESTATEMENT       EFFECT OF         EFFECT OF        1998
                                             FOR LRS MERGER    SPECIAL CHARGES   RESTATEMENT FOR   REPORTED
                                                   (A)               (B)           LRS MERGER      RESULTS
                                             ---------------   ---------------   ---------------   --------
                                                                     (IN THOUSANDS)
Net sales..................................     $936,737          $     --          $ 23,945       $960,682
Gross profit...............................      482,586            (6,416)           14,332        490,502
Selling, general and administrative
  expenses.................................      262,271                --             9,796        272,067
Special charges............................           --           (27,431)               --        (27,431)
                                                --------          --------          --------       --------
Operating income...........................      220,315           (33,847)            4,536        191,004
Interest expense...........................       54,887                --             1,999         56,886
Other expense..............................           52                --                --             52
Income taxes expense (benefit).............       65,684           (10,744)            1,089         56,029
                                                --------          --------          --------       --------
Net income from continuing operations......       99,692           (23,103)            1,448         78,037
Discontinued operation -- loss from
  operations of Taylor Instruments (net of
  income tax benefit of $4,750)............       (7,750)               --                --         (7,750)
                                                --------          --------          --------       --------
Net income.................................     $ 91,942          $(23,103)         $  1,448       $ 70,287
                                                ========          ========          ========       ========

                                                            1997 BEFORE        EFFECT OF        1997
                                                          RESTATEMENT FOR   RESTATEMENT FOR   REPORTED
                                                            LRS MERGER        LRS MERGER      RESULTS
                                                          ---------------   ---------------   --------
                                                                         (IN THOUSANDS)
Net sales...............................................     $795,087           $43,939       $839,026
Gross profit............................................      403,168            26,210        429,378
Selling, general and administrative expenses............      223,209            19,048        242,257
                                                             --------           -------       --------
Operating income........................................      179,959             7,162        187,121
Interest expense........................................       43,195             4,029         47,224
Other expense...........................................          873                --            873
Income taxes............................................       54,015             1,196         55,211
                                                             --------           -------       --------
Net income before extraordinary item....................       81,876             1,937         83,813
Extraordinary item (write off of unamortized deferred
  financing fees (net of income tax benefit of $413)....         (673)               --           (673)
                                                             --------           -------       --------
Net income..............................................     $ 81,203           $ 1,937       $ 83,140
                                                             ========           =======       ========

                                                1996 BEFORE
                                               RESTRUCTURING
                                                 CHARGES &        EFFECT OF        EFFECT OF        1996
                                              RESTATEMENT FOR   RESTRUCTURING   RESTATEMENT FOR   REPORTED
                                                LRS MERGER       CHARGES(C)       LRS MERGER      RESULTS
                                              ---------------   -------------   ---------------   --------
                                                                     (IN THOUSANDS)
Net sales...................................     $674,457          $    --          $40,993       $715,450
Gross profit................................      338,850           (2,223)          22,780        359,407
Selling, general and administrative
  expenses..................................      194,587               --           18,919        213,506
Restructuring charges.......................           --           (5,307)              --         (5,307)
                                                 --------          -------          -------       --------
Operating income............................      144,263           (7,530)           3,861        140,594
Interest expense............................       35,237               --            4,245         39,482
Other expense...............................          570               --               --            570
Income taxes expense (benefit)..............       44,785           (1,443)            (289)        43,053
                                                 --------          -------          -------       --------
Net income..................................     $ 63,671          $(6,087)         $   (95)      $ 57,489
                                                 ========          =======          =======       ========

-------------------------
(a) Includes the results of LRS from April 1, 1998 to September 30, 1998.

(b) As previously defined Special Charges relate to a restructuring charge and merger, transaction and integration expenses associated with the LRS Merger. See Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.

(c) Amounts relate to a restructuring charge. See Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.

     Both our net sales and operating income grew in 1998 from the previous year. Net sales in 1998 increased by 17.8% over 1997. After restatement of the prior period results for the LRS Merger, net sales increased by 14.5% over 1997. Operating income in 1998 increased by 22.4% over 1997. After restatement of the prior year's results for the LRS Merger and prior to the Special Charges, operating income in 1998 increased by 20.2%, over 1997.

     Sales growth for the year ended September 30, 1998 was strong both domestically and internationally. Domestic and international sales increased by 20.4% and 12.3%, respectively, over the prior year. International sales were negatively impacted by the strengthening of the U.S. dollar and economic weakness in the Asian region. If currency effects were removed from sales, the international increase over 1997 would have been 16.9%. Sales to the Asian region decreased by approximately $4.6 million when compared to the corresponding 1997 period.

     Acquisitions and the LRS Merger, aided sales growth significantly in 1998, accounting for $103.6 million and $32.4 million of the domestic and international sales increases over the prior year. Internal sales growth was 1.0%, and showed improvement in the fourth quarter after a decline in our third quarter. Internal growth has been negatively impacted by the strengthened U.S. dollar, weak sales in the Asian region, distributor inventory re-balancing impacting Barnstead Thermolyne, reduced sales at Nalge Process Technologies Group, Inc. and a disruption in Ormco and "A" Company sales caused by the redistribution of sales territories in connection with the LRS Merger. Kerr's sales, which were negatively impacted by dealer inventory consolidation in the second quarter, showed growth in the third and fourth quarters. Inventory consolidation is, however, expected to continue to impact sales, as the dealer network continues to consolidate. Without currency effects, internal growth was approximately 2.3% in 1998.

     As discussed in Item 1, "Business -- General", we have maintained an active program of developing and marketing both new products and product line extensions. We believe that new product introductions are important to the ability of our operating subsidiaries to maintain their competitive positions. We have also pursued numerous acquisition opportunities, completing more than 60 acquisitions since 1993, 22 of which we completed in 1998, one of which was a merger and accounted for as a pooling of interests. Acquisitions completed in 1998 were as follows:

                                            APPROXIMATE
                                         ANNUAL SALES PRIOR   ACQUISITION
                COMPANY                    TO ACQUISITION        DATE                 DESCRIPTION
                -------                  ------------------   -----------             -----------
                                         Labware and Life Sciences
                                         -------------------------

Lida Manufacturing Corporation.........    $ 5.7 million         10/97      Manufacturer of syringe filters
                                                                            for chromatography sample
                                                                            preparation.
Summit Biotechnology, Inc. ............    $ 1.2 million          5/98      Processor and distributor of
                                                                            fetal bovine serum for cell
                                                                            culture and diagnostic purposes.
                                    Clinical and Industrial Technologies
                                    ------------------------------------

Chase Instruments Corp. ...............    $21.6 million         10/97      Manufacturer of disposable
                                                                            laboratory glassware.
Cel-Line Associates, Inc. .............    $ 1.9 million          1/98      Manufacturer of printed
                                                                            microscope slides.
SciCan Scientific......................    $ 5.5 million          4/98      Manufacturer of disposable
                                                                            laboratory glassware.
Marks Polarized Corporation............    $ 0.9 million          5/98      Manufacturer of laminated
                                                                            filters, polarizers, polarized
                                                                            filters and other optical
                                                                            products.
Scherf Prazision GmbH..................    $ 2.6 million          8/98      Manufacturer of volumetric
                                                                            glassware, tubes and vials.
                                        Diagnostics and Microbiology
                                        ----------------------------

Clinical Standards Labs, Inc. .........    $ 2.8 million         11/97      Manufacturer of products used to
                                                                            identify and detect bacteria
                                                                            involved in infections.
Diagnostic Reagents, Inc. .............    $ 7.6 million          1/98      Manufacturer of immunoassay
                                                                            reagents principally used for
                                                                            drugs of abuse testing.
Criterion Sciences.....................    $ 5.6 million          4/98      Manufacturer of a glucose
                                                                            tolerance beverage, hematology
                                                                            stains and reagents.
Custom Laboratories, Inc. .............    $ 1.4 million          4/98      Manufacturer of a glucose
                                                                            tolerance test beverage.
DiMed Corporation......................    $ 1.8 million          4/98      Manufacturer and distributor of
                                                                            culture media products.
Applied Biotech, Inc. .................    $25.1 million          8/98      Manufacturer of products for the
                                                                            rapid detection of pregnancy,
                                                                            drugs of abuse and infectious
Diagnostic products of Seradyn,                                             diseases.
  Inc. ................................    $12.0 million          8/98      Manufacturer of infectious
                                                                            disease diagnostic reagents,
                                                                            test kits and uniform latex
                                                                            particles.
MicroBio Products, Inc. ...............    $ 3.7 million          8/98      Manufacturer of culture media
                                                                            products.

                                            APPROXIMATE
                                         ANNUAL SALES PRIOR   ACQUISITION
                COMPANY                    TO ACQUISITION        DATE                 DESCRIPTION
                -------                  ------------------   -----------             -----------
                                            Laboratory Equipment
                                            --------------------

Electrothermal Engineering Ltd. .......    $ 5.6 million          7/98      Manufacturer of laboratory
                                                                            equipment including heating
                                                                            mantles and controls.
Lab-Line Instruments, Inc. ............    $20.3 million          7/98      Manufacturer of a broad line of
                                                                            constant temperature laboratory
                                                                            apparatus.
                                            Professional Dental
                                            -------------------

Viro Research International, Inc. .....    $ 3.2 million          2/98      Marketer of skin antisepsis
                                                                            products.
Tycom Dental Corporation...............    $ 8.0 million          7.98      Manufacturer of a line of
                                                                            endodontic instruments.
The high level disinfectant/sterilant
  business of Cottrell Ltd. ...........    $ 7.5 million          7/98      High level liquid
                                                                            disinfectant/sterilant products
                                                Orthodontics
                                                ------------

Ormodent Group.........................    $21.5 million         12/97      Distributor of Ormco's
                                                                            orthodontic line of products in
                                                                            France.
"A" Company Orthodontics...............    $43.9 million          4/98      Manufacturer and developer of
                                                                            orthodontic products.

     These acquisitions are consistent with our strategy of acquiring product lines that can be manufactured in existing facilities, sold through existing sales and distribution networks, or both. We intend to continue to seek out acquisition candidates consistent with our strategy. However, there can be no assurance of the number or size of future acquisitions.

     As described in Item 3, "Legal Proceedings", one of our subsidiaries is involved as a PRP at the Aqua-Tech Site. Because the study to determine what remedy, if any, might be required at the Aqua-Tech Site has not been completed, an estimate of our potential liability with respect to this site cannot be made at this time. However, although CERCLA does provide for joint and several liability, because our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, we believe that any ultimate liability with respect to the Aqua-Tech Site will not have a material adverse effect on our results of operations or financial condition. Also as described in Item 3, "Legal Proceedings", another of our subsidiaries was involved in legal proceedings relating to environmental claims brought against it by Combustion Engineering, Inc. Our results for 1998 reflect a charge of $12.5 million ($7.75 million net of tax) for the settlement of this litigation and for the estimated cost of certain remediation to be performed by the Company. This charge is related to the former Taylor Instruments facility, an operation accounted for as a discontinued operation when the decision was made to exit the industrial capital goods business in 1983 and is reflected as a charge to discontinued operations. See "Results of Operations -- Year Ended September 30, 1998 Compared to the Year Ended September 30, 1997 -- Discontinued Operations", below.

     For additional information regarding factors that may influence our performance, see Item 1, "Business" and Item 3, "Legal Proceedings".

     Our reported results of operations reflect goodwill amortization, other amortization, and depreciation, which are non-cash charges, totaling $45.7 million, $50.7 million and $57.1 million in 1996, 1997 and 1998, respectively. Depreciation and amortization increased in 1998 due to our acquisition activity and associated amortization of stepped up assets and goodwill. In 1998, depreciation and amortization associated with the leveraged buyout in 1987 of a company known at the time as Sybron Corporation (the "Acquisition") decreased by approximately $4.7 million, primarily as a result of the completed write-off of tangible and intangible assets with a ten year life. This decrease was entirely offset by the impact of past and continuing acquisition activity. As discussed below in "Liquidity and Capital Resources", our earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $193.3 million, $237.0 million and $281.9 million in 1996, 1997 and 1998, respectively. EBITDA while not a generally accepted accounting principles measure, represents, for any relevant period, net income (except that extraordinary items and discontinued operations are excluded) plus (i) interest expense, (ii) provision for income taxes, (iii) Special Charges, (iv) depreciation, and (v) amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

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

     From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. Two of these options were sold in the third quarter of 1998 for $0.4 million. The remaining options expired worthless in the fourth quarter of 1998. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark and the French franc as compared to the third and fourth quarters of 1997. In October 1998, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options are designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999 as compared to the second, third and fourth quarters of 1998.

     The following table sets forth our domestic sales and sales outside the United States in 1996, 1997 and 1998 and includes net sales from the Merger. See also Note 15 to our consolidated financial statements contained in Item 8 of this Annual Report.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Domestic net sales..........................................  $455,007   $564,320   $668,603
Net sales outside the United States.........................   260,443    274,706    292,079
                                                              --------   --------   --------
Total net sales.............................................  $715,450   $839,026   $960,682
                                                              ========   ========   ========

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 1998
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales for the year ended September 30, 1998 were $936.7 million, an increase of 17.8% from 1997 net sales of $795.1 million. After restating for the LRS Merger, net sales for the year ended

September 30, 1998 were $960.7 million, an increase of 14.5% from 1997 net sales of $839.0 million. Net sales in the laboratory segment were $605.6 million in 1998, an increase of 23.3% from 1997 net sales of $491.2 million. Increased net sales in the laboratory segment resulted primarily from: (i) net sales of products of acquired companies (approximately $107.9 million), (ii) increased sales of new products (approximately $5.4 million), (iii) price increases (approximately $4.9 million) and (iv) increased sales of existing products (approximately $0.2 million). Increased sales were partially offset by unfavorable foreign currency fluctuations (approximately $4.4 million). In the dental segment, net sales were $331.1 million in 1998, an increase of 9.0% from 1997 net sales of $303.9 million. Increased net sales in the dental segment resulted primarily from: (i) net sales of products of acquired companies (approximately $28.1 million) and (ii) increased net sales of new products (approximately $6.5 million). Increased sales were partially offset by: (i) unfavorable foreign currency fluctuations (approximately $7.2 million) and (ii) reduced net sales of existing products (approximately $0.1 million).

     Gross Profit. Gross profit for the year ended September 30, 1998 was $482.6 million, an increase of 19.7% from 1997 gross profit of $403.2 million. After restating for the LRS Merger and before the Special Charges discussed below, gross profit for the year ended September 30, 1998 was $496.9 million, an increase of 15.7% from 1997 gross profit of $429.4 million. Gross profit in the laboratory segment was $288.1 million (47.6% of segment net sales), an increase of 24.6% from 1997 gross profit of $231.2 million (47.1% of segment net sales). Increased gross profit in the laboratory segment was primarily from: (i) the effects of acquired companies (approximately $53.1 million), (ii) increased volume (approximately $7.8 million), (iii) price increases (approximately $4.9 million) and (iv) reduced amortization (approximately $1.5 million). Increased gross profit was partially offset by: (i) an unfavorable product mix (approximately $4.0 million), (ii) increased manufacturing overhead (approximately $3.8 million) and (iii) unfavorable foreign currency fluctuations (approximately $2.5 million). In the dental segment, gross profit was $194.5 million (58.7% of segment net sales), an increase of 13.1% from 1997 gross profit of $172.0 million (56.6% of segment net sales). Increased gross profit in the dental segment was primarily from : (i) the effects of acquired companies (approximately $19.3 million), (ii) an improved product mix (approximately $3.0 million), (iii) increased volume (approximately $2.1 million), (iv) decreased manufacturing overhead (approximately $2.0 million), (v) inventory valuation adjustments (approximately $1.8 million) and (vi) reduced amortization (approximately $1.2 million), partially offset by unfavorable foreign currency impacts (approximately $6.9 million).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $262.3 million (28.0% of net sales), as compared to $223.2 million (28.1% of net sales) for 1997. After restating for the LRS Merger, selling, general and administrative expenses for 1998, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $272.1 million (28.3% of net sales), as compared to $242.3 million (28.9% of net sales) for 1997. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments, were $17.2 million in 1998, representing a decrease of 6.8% from $18.5 million in 1997. The decrease at the corporate level was primarily due to reduced depreciation and amortization expense of certain tangible and intangible assets that became fully amortized or depreciated in the prior fiscal year. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $245.0 million, representing a $40.3 million (19.7%) increase over $204.7 million in 1997. After restating for the LRS Merger, selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $254.9 million, representing a $31.1 million (13.9%) increase over $223.8 million in 1997. Increases at the subsidiary level were primarily from: (i) increased selling, general and administrative expenses as a result of acquired businesses (approximately $27.5 million), (ii) increased general and administrative expenses (approximately $6.6 million), (iii) increased amortization of intangibles primarily as a result of acquisitions (approximately $6.0 million) and (iv) increased marketing expenses (approximately $4.7 million), partially offset by: (i) favorable foreign currency fluctuations (approximately $4.1 million) and (ii) reduced research and development expenses (approximately $0.4 million).

     Special Charges. The results of 1998 include the Special Charges which total $34.5 million ($23.1 million after tax) as follows:

(a) In June 1998, the Company recorded a restructuring charge of $24.0 million ($16.7 million after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales ($6.4 million), selling, general and administrative expenses ($16.9 million) and income tax expense ($0.7 million). Principal items included in the reserve were severance and termination costs for approximately 165 notified employees (primarily production, sales and marketing personnel) (approximately $8.4 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines (approximately $8.7 million), the non-cash write-off of goodwill associated with discontinued product lines (approximately $2.1 million), remaining lease payments and shut down costs on exited facilities and other contractual obligations (approximately $2.0 million), a statutory tax penalty (approximately $0.7 million), and other related restructuring costs (approximately $2.1 million). As of September 30, 1998, the Company has made cash payments of approximately $4.6 million and has written off approximately $11.4 million of fixed assets, inventory, goodwill and other miscellaneous items relating to the restructuring reserve. The remaining amount of approximately $8.0 million relates to obligations expected to be paid in the next twelve months.

(b) The Company incurred approximately $10.5 million ($6.4 million after tax or $.06 per share on a diluted basis) of costs associated with the merger, transition and integration of the "A" Company. The majority of these expenses were adjustments to the LRS Merger consideration. The Company expects to incur an additional $0.7 million before taxes in each of the first, second and third quarters of fiscal 1999 in connection with further integration costs.

     Operating Income. As a result of the foregoing, operating income was $220.3 million (23.5% of net sales) for 1998, as compared with $180.0 million (22.6% of net sales) in 1997. After restating for the LRS Merger and before the Special Charges, operating income was $224.9 million (23.4% of net sales) for 1998, as compared with $187.1 million (22.3% of net sales) in 1997. Operating income in the laboratory segment was $140.6 million (23.2% of segment net sales) as compared to $110.9 million (22.6% of segment net sales) in 1997. Operating income in the dental segment was $79.7 million (24.1% of segment net sales) in 1998 as compared to $69.0 million (22.7% of segment net sales) in 1997.

     Interest Expense. Interest expense, after restating for the LRS Merger, was $56.9 million in 1998, an increase of $9.7 million from 1997. The increase resulted from a higher average debt balance in 1998, resulting primarily from our acquisition activity.

     Income Taxes. Taxes on income from continuing operations, after restating for the LRS Merger, were $56.0 million, an increase of $0.8 million from 1997. The increase resulted primarily from increased taxable earnings partially offset by increased expenses associated with the Special Charges.

     Discontinued Operations. On May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Site"), an operation accounted for as a discontinued operation when the decision was made to exit the industrial capital goods business in 1983. The CE Litigation, brought in the New York Supreme Court, Monroe County, New York, related to claims CE made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Site. The Site was sold to CE in 1983 by the predecessor of a subsidiary of the Company. We settled the CE Litigation on November 16, 1998. Under the settlement agreement, the Company agreed to pay up to $10 million for remediation of contamination located on the Site. $8.5 million was paid on the date of settlement. Up to an additional $1.5 million will be paid if, and to the extent that, the future cost of on-Site remediation exceeds $5.5 million. In exchange, CE has agreed to be responsible for and to indemnify the Company with respect to the remediation of on-Site contamination. The settlement agreement also provides that Sybron will assume control over and be responsible for the remediation of any potential contamination located off-Site. Our results for 1998 reflect a pre-tax charge of $12.5 million related to the settlement. The charge includes the Company's estimate, based in part on an analysis provided by a consultant to the Company, of the costs associated with the remediation of off-Site contamination. Based on current information, off-Site remediation may include a soil vapor monitoring program and the clean-up of mercury contaminated sediments in sewers close to the Site. See Item 3, "Legal Proceedings" and Note 13 to our consolidated financial statements contained in this Annual Report

     Net Income. As a result of the foregoing, we had net income after the LRS Merger and Special Charges of $70.3 million in 1998, as compared to net income of $83.1 million in 1997.

     Depreciation and Amortization. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased in 1998 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

     New Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This change has required us to report both basic and diluted earnings per share ("EPS") beginning in 1998 and resulted in basic EPS increasing over previously reported primary and fully diluted EPS by $.01 and $.03 in 1996 and 1997, respectively, before restatement for the LRS Merger. Diluted EPS remained the same as previously reported primary and fully diluted EPS in 1996 and 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997. As a result of SFAS 130, we will be required to separately report comprehensive income components previously excluded from our net income. Comprehensive income includes all changes to equity during a period except those resulting from investments by or distributions to shareholders. Because comprehensive income is subject to external factors beyond our control, including but not limited to foreign currency fluctuations and economic factors, we cannot at this time estimate impacts of SFAS 130. It is our intention to adopt SFAS 130 in the first quarter of fiscal 1999.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way we are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. It is our intention to adopt SFAS 131 in fiscal 1999 and anticipate disclosing additional segments.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits,"("SFAS 132") which revises disclosures about pensions and other postretirement benefit plans. SFAS 132 will be effective for our 1999 fiscal year financial statements and restatement of disclosures for earlier years will be required unless the information is not readily available. We are currently evaluating the extent to which our financial statements will be affected by SFAS 132.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifies the accounting treatment provided for computer software costs depending upon the type of cost incurred. This statement is effective for our fiscal year 2000 financial statements and restatement of prior years will not be permitted. We are currently evaluating the extent to which SOP 98-1 will effect our financial position and results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements for periods beginning after December 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It is our intention to adopt SFAS 133 in our first quarter of our 2001 fiscal year. We do not believe the adoption of SFAS 133 will have a material impact on the financial statements.

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 1997
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

     Net Sales. Net sales for the year ended September 30, 1997 were $795.1 million, an increase of 17.9% from 1996 net sales of $674.5 million. After restating for the LRS Merger, net sales for the year ended September 30, 1997 were $839.0 million, an increase of 17.3% from 1996 net sales of $715.4 million. Net sales in the laboratory segment were $491.2 million in 1997, an increase of 24.6% from 1996 net sales of $394.3 million. Increased net sales in the laboratory segment resulted primarily from: (i) net sales of products of acquired companies (approximately $89.3 million), (ii) price increases (approximately $7.0 million), (iii) net sales of new products (approximately $5.2 million) and (iv) increased net sales of existing products (approximately $1.8 million), partially offset by unfavorable foreign currency fluctuations (approximately $6.0 million). In the dental segment, net sales were $303.9 million in 1997, an increase of 8.5% from 1996 net sales of $280.1 million. Increased net sales in the dental segment resulted primarily from: (i) increased net sales of existing products (approximately $16.3 million), (ii) net sales of products of acquired companies (approximately $9.9 million) and (iii) net sales of new products (approximately $6.4 million), partially offset by unfavorable foreign currency fluctuations (approximately $8.9 million).

     Gross Profit. Gross profit for the year ended September 30, 1997 was $403.2 million, an increase of 19.0% from 1996 gross profit (before the restructuring charge discussed below) of $338.9 million. After restating for the LRS Merger and before the restructuring charges discussed below, gross profit for the year ended September 30, 1997 was $429.4 million, an increase of 18.7% from 1996 gross profit of $361.6 million. Gross profit in the laboratory segment was $231.2 million (47.1% of segment net sales), an increase of 28.1% from 1996 gross profit of $180.5 million (45.8% of segment net sales). Increased gross profit in the laboratory segment was primarily from: (i) the effects of acquired companies (approximately $43.0 million) and (ii) increased volume (approximately $15.0 million), partially offset by (i) increased material costs (approximately $2.5 million), (ii) unfavorable foreign currency fluctuations (approximately $2.3 million), (iii) higher fixed overhead (approximately $1.1 million) and (iv) increased scrap (approximately $0.9 million). In the dental segment, gross profit was $172.0 million (56.6% of segment net sales), an increase of 8.6% from 1996 gross profit of $158.3 million (56.5% of segment net sales). Increased gross profit in the dental segment was primarily from: (i) increased volume (approximately $13.1 million) and (ii) the effects of acquired companies (approximately $4.7 million), partially offset by unfavorable foreign currency impacts (approximately $4.3 million).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1997 were $223.2 million (28.1% of net sales) as compared to $194.6 million (before the restructuring charges discussed below) (28.9% of net sales) in 1996. After restating for the LRS Merger, selling, general and administrative expenses for 1997, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $242.3 million (28.9% of net sales), as compared to $213.5 million (before the restructuring charges discussed below) (29.8% of net sales) for 1996. General and administrative expenses at the corporate level, including amortization of goodwill, were $18.5 million in 1997, representing a decrease of 14.9% from $21.7 million in 1996. Decreases at the corporate level were primarily from: (i) reduced legal expense (approximately $1.9 million), (ii) reduced depreciation and amortization expense (approximately $1.0 million) and (iii) a reduction in employee benefits expense (approximately $0.3 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $204.7 million, representing a $31.8 million (18.4%) increase over $172.9 million in 1996. Increases at the subsidiary level were primarily due to: (i) increased selling, general and administrative expenses as a result of acquired businesses (approximately $18.0 million), (ii) increased marketing expenses (approximately $5.1 million), (iii) increased general and administrative expenses (approximately $4.0 million), (iv) increased amortization of intangibles primarily as a result of acquisitions (approximately $2.9 million), (v) unfavorable foreign currency impacts (approximately $1.8 million) and (vi) increased research and development expenses (approximately $0.7 million).

     Restructuring Charge. In March of 1996, we recorded a restructuring charge of $8.3 million ($6.1 million after-tax or $0.06 per share) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions and the exiting of several product lines. Approximately $4.5 million and $3.2 million were charged against this reserve in 1996 and 1997, respectively. As of September 30, 1997 approximately $0.6 million of the established liability remained to be expended. In 1998, substantially all of the remaining $0.6 was expended. Principal items in the charge were severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2.3 million), remaining lease payments and shutdown costs on exited facilities (approximately $2.1 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily of SDS (approximately $2.5 million), a statutory tax penalty (approximately $0.7 million) and other related restructuring costs (approximately $0.7 million).

     Operating Income. As a result of the foregoing, operating income was $180.0 million (22.6% of net sales) for 1997, as compared with $136.7 million (including the restructuring charge mentioned above) (20.3% of net sales) in 1996. After restating for the LRS Merger, operating income was $187.1 million (22.3% of net sales) for 1997, as compared with $140.6 million (19.7% of net sales) in 1996. Operating income in the laboratory segment was $110.9 million (22.6% of segment net sales) as compared to $82.6 million (20.9% of segment net sales) in 1996. Operating income in the dental segment was $69.1 million (22.7% of segment net sales) in 1997 as compared to $54.1 million (19.3% of segment net sales) in 1996. Both the laboratory and dental segment margins were unfavorably impacted in 1996 by the nonrecurring restructuring charge referred to above.

     Interest Expense. Interest expense was $47.2 million in 1997, an increase of $7.7 million from 1996. The increase resulted from a higher average debt balance in 1997, resulting primarily from our acquisition activity.

     Income Taxes. Taxes on income were $55.2 million, an increase of $12.2 million. The increase was primarily the result of increased taxable earnings.

     Extraordinary Item. As a result of the Second Amendment to the Credit Facilities (as defined later herein), we wrote off, as an extraordinary item, approximately $1.0 million (approximately $0.7 million net of income tax) of unamortized deferred financing fees.

     Net Income. As a result of the foregoing, we had net income of $83.1 million in 1997, as compared to net income of $57.5 million in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. After restatement for the LRS Merger, goodwill and intangible assets increased by approximately $215.1 million in 1998, primarily as a result of continued acquisition activity. We believe, therefore, that EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

     Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. See Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report. With respect to the restructuring charge of approximately $24.0 million, of which approximately $12.6 million represents cash expenditures, as of September 30, 1998, we have made cash payments of approximately $4.6 million. Approximately $8.0 million remains to be paid over the next twelve months.

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

     Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) is anticipated to be our largest use of operating funds in the future. The Credit Facilities provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined), or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). The average interest rate on the Term Loan Facility (inclusive of the swap agreements described below) in 1998 was 6.7% and the average interest rate on the Revolving Credit Facility in 1998 was 6.6%.

     As a result of the terms of the Credit Agreement, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. At September 30, 1998, swap agreements aggregating a notional amount of $325 million were in place to hedge against a rise in interest rates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During all of 1998, the LIBOR Margin was
 .75%. The swap agreement rates and durations are as follows:

           EXPIRATION DATE             NOTIONAL AMOUNT     SWAP AGREEMENT DATE    SWAP AGREEMENT RATE
           ---------------             ----------------    -------------------    -------------------
August 13, 1999......................    $50 million       August 13, 1993               5.54%
June 8, 2002.........................    $50 million       December 8, 1995              5.50%
February 7, 2001.....................    $50 million       August 7, 1997                5.91%
August 7, 2001.......................    $50 million       August 7, 1997               5.897%
September 10, 2001...................    $50 million       December 8, 1995             5.623%
July 31, 2002........................    $75 million       May 7, 1997                  6.385%

     On October 23, 1998 we entered into an additional swap agreement in the notional amount of $50 million. The agreement expires on July 31, 2002 and has a swap agreement rate of 4.733%.

     Also as part of the permanent financing for the Acquisition, on December 22, 1988, we entered into the sale and leaseback of what were our principal domestic facilities at that time (the "Sale/Leaseback"). In January 1994, the annual obligation under the Sale/Leaseback increased from $2.9 million to $3.3 million, payable monthly. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will occur on January 1, 1999.

     We intend to fund our acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback, restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolving Credit Facility. To the extent that funds are not available from those sources, particularly with respect to our acquisition strategy, we intend to raise additional capital.

     As set forth above, after the Second Amendment, the Revolving Credit Facility provides up to $600 million in available credit. At September 30, 1998, there was approximately $149.9 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in 1997, and the $35.0 million due in 1998. Annual payments for fiscal years 1999-2002 are due as follows: $36.25 million, $42.5 million, $53.75 million and $223.75 million.

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

YEAR 2000

     Historically, certain computer programs were written using two digits rather than four to identify the applicable year. Accordingly, software used by the Company and others with whom it does business may be unable to interpret dates in the calendar year 2000. This situation, commonly referred to as the Year 2000 ("Y2K") issue, could result in computer failures or miscalculations, causing disruption of normal business activities. The Y2K issue could arise at any point in our supply, manufacturing, distribution, administration, information, accounting and financial systems. Incomplete or untimely resolution of the Y2K issue by the Company, key suppliers, customers and other parties, could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

     We are addressing the Y2K issue with a corporate-wide initiative sponsored by Sybron's Vice President-Finance and Chief Financial Officer and its Vice President-General Counsel and Secretary, and led at the subsidiary level by the Executive Vice President and Chief Financial officer at SLPC and the Vice President and Chief Information Officer at SDS. The four main phases of the initiative include (1) identification of affected mission critical software utilized by both information and non-information technology systems, (2) assessment of the risk associated with such affected software and development of a plan for modifying or replacing the software, (3) implementation of solutions under the plan, and (4) testing of the solutions. The initiative also includes communication with our significant suppliers, vendors and customers to determine the extent to which we are vulnerable to any failures by them to address the Y2K issue. The program contemplates the development of contingency plans where needed to deal with Company systems and third party issues.

     We have completed more than 75% of the identification, risk-assessment and plan development phases of our initiative with respect to our internal systems. We recognize that because of the nature of the Year 2000 problem, work in these areas will continue until the Year 2000. Our work in these phases has included both information technology ("IT") and non-information technology, ("non-IT") systems. The IT systems include accounting, financial, budgeting, invoicing and other business systems. Non-IT systems include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems, and telephone systems.

     We are approximately 40-50% along in our implementation phase. In most cases, we are upgrading existing software to versions which are Y2K compliant. In other cases entire software platforms are being replaced with more current, compliant systems, internally developed software is being reprogrammed, and hardware is being replaced.

     The testing phase has begun and will be ongoing as systems are remediated or replaced. We have completed approximately 50% of the testing required for systems that have been remediated or replaced to date. Our efforts in this phase include testing by end users and determination by appropriate local Y2K project managers that the remediated or replaced systems are Y2K compliant. In those cases where testing cannot be conducted by Company personnel, as in the case of certain imbedded logic components, we rely on vendor certifications.

     The Company and each of its subsidiaries have project schedules which include the task of corresponding with critical vendors, customers, suppliers and other third parties to inquire about their Y2K readiness. The Company, and most of its subsidiaries, have begun this process. Although responses to date indicate that some third parties probably will not be Y2K compliant, no material issues in this regard have been identified. However, it is too early in this process to assess the third party risk.

     Our Year 2000 initiative contemplates the development of contingency plans as we test our software solutions and complete our risk assessments with respect to third parties. Our contingency planning is therefore in the early stages of development and we have not completed a comprehensive analysis of the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company or critical third parties to achieve Y2K compliance on a timely basis. A contingency plan has not yet been developed for dealing with our most reasonably likely worst case scenarios, and such scenarios have not yet been clearly identified. However, based on the information we have to date we believe the most reasonably likely worst case scenarios for our businesses would be the failure of an important supplier to be able to deliver required materials, parts or products, or the failure of a significant distributor to be able to get the Company's products to customers. We contemplate the development of contingency plans to deal with these potential problems as they are identified. For example, if it appears that a critical vendor will not be Y2K compliant, we may establish alternative sourcing, build inventory, or identify a substitute product or material. If a critical distributor appears it will not be Y2K compliant, we will have to develop plans for alternate distribution.

     Our goal is to substantially complete all phases of our initiative by March 31, 1999 with respect to our core businesses, including the development of plans for contingencies identified by then. We expect the need to implement any contingency plan will occur, if at all, after March 1999. We also expect to have to continue to develop contingency plans for Y2K issues arising after that time. For example, our March 1999 goal for core businesses does not encompass recently acquired businesses or businesses we acquire in the future pursuant to our acquisition program. Separate and appropriate goals will be set for acquired businesses as acquisitions are completed.

     The historical and estimated future costs to the Company of Y2K compliance are contained in the following table. The primary components of the reported costs are external consulting and hardware and software upgrades. We do not separately track internal costs of the Y2K initiative. Internal costs are principally payroll costs of employees involved in the initiative. Also, the reported costs do not include costs related to manufacturing equipment for SDS because, although SDS has identified the equipment that may require remediation, the cost of such remediation has not yet been determined. Our Year 2000 remediation efforts are funded from the Company's cash flow and from borrowings under the Revolving Credit Facility. The Company has not deferred any significant information technology projects due to its Year 2000 efforts.

                        YEAR 2000                            FISCAL         FISCAL
                     (IN THOUSANDS)                           1998        1999 (EST.)
                     --------------                          ------       -----------
Capital Costs............................................    $1,657            900
Expenses.................................................       914            600
                                                             ------          -----
Total....................................................    $2,571          1,500
                                                             ======          =====

     The foregoing statements about our goals for substantial completion of our Y2K initiative with respect to our core businesses, and the foregoing estimates of our Y2K costs are forward looking statements. These statements and estimates are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Y2K issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the indirect impact of third parties with whom we do business and who do not mitigate their Y2K compliance problems, and similar uncertainties.

EUROPEAN ECONOMIC MONETARY UNIT

     On January 1, 1999, eleven of the European Union countries (including four countries in which we have operations) are scheduled to adopt the Euro as their single currency. At that time, a fixed exchange rate will be established between the Euro and the individual countries' existing currencies (the "legacy currencies"). The Euro will trade on currency exchanges and be available for non-cash transactions. Following the introduction of the Euro, the legacy currencies will remain legal tender in the participating countries during a transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

     Our operating units located in European countries affected by the Euro conversion intend to keep their books in their respective legacy currencies through a portion of the transition period. At this time, we do not expect reasonably foreseeable consequences of the Euro conversion to have a material adverse effect on our business operations or financial condition.

CAUTIONARY FACTORS

     This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained in this report and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors, among others, could impact our business and financial prospects:

     - Factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy which have historically been less stable than the United States in several respects, including fiscal and political stability; risks associated with the recent economic downturn in Japan, Russia, other Asian countries and Latin America.

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

     - Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of our existing assets.

     - Factors affecting information and non-information technology systems associated with year 2000 compliance both internally and by our customers and suppliers.

     - Unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the indirect impact of third parties with whom we do business and who do not mitigate their Year 2000 compliance problems, and similar uncertainties, and unforeseen consequences of the Year 2000 problem.

     - Factors affecting our operations in European countries related to the conversion from local legacy currencies to the Euro.

     - Other business and investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly available written documents.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

     We are exposed to market risk from changes in foreign currency exchange rates and interest rates. To reduce our risk from these foreign currency rate and interest rate fluctuations, we occasionally enter into various hedging transactions. We do not anticipate material changes to our primary market risks other than fluctuations in magnitude from increased or decreased foreign currency denominated business activity or floating rate debt levels. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

FOREIGN EXCHANGE

     We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the French Franc, German Mark, Swiss Franc and the Japanese Yen values versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions are accomplished with options that expire on or near the maturity date of the anticipated transactions. There were no outstanding foreign exchange options at September 30, 1998. In October, 1998 we entered into twelve foreign currency options to hedge our exposure to each of the aforementioned currencies. These options have a notional value of $45.7 million and were purchased at a cost of $0.3 million. These options are designed to protect us from potential detrimental effects of a strengthening U.S. dollar in our second, third and fourth quarters of fiscal 1999.

     In fiscal 1999, we expect our exposure to net income from our primary foreign currencies to approximate the following:

                                                      ESTIMATED
                                                 EXPOSURE DENOMINATED          ESTIMATED
                                                  IN THE RESPECTIVE            EXPOSURE
                  CURRENCY                         FOREIGN CURRENCY         IN U.S. DOLLARS
                  --------                       --------------------       ---------------
                                                               (IN THOUSANDS)
French Franc ("FRF").........................         157,453 FRF               $25,712
German Mark ("DEM")..........................          26,450 DEM               $14,171
Swiss Franc ("CHF")..........................          19,396 CHF               $12,887
Japanese Yen ("JPY").........................         886,358 JPY               $ 6,754

     As a result of these anticipated exposures, we have entered into a series of options expiring at the end of the second, third and fourth quarters of fiscal 1999 to protect ourselves from possible detrimental effects of foreign currency fluctuations as compared to the second, third and fourth quarters of 1998. We accomplished this by taking approximately one-fourth of the exposure in each of the foreign currencies listed above and purchasing a put option on that currency (giving us the right but not the obligation to sell the foreign currency at a predetermined rate). We purchase put options on the foreign currencies at amounts approximately equal to our quarterly exposure. These options expire on a quarterly basis, at an exchange rate approximately equal to the prior year's corresponding quarter's actual exchange rate. At September 30, 1998, there were no outstanding foreign currency option contracts. In October 1998, we acquired the following put options:

CURRENCY                NOTIONAL AMOUNT(A)     EXPIRATION DATE      OPTION PRICE    STRIKE PRICE(B)
--------                ------------------    ------------------    ------------    ---------------
                               (IN THOUSANDS, EXCEPT STRIKE PRICES)
 FRF..................          40,000        March 26, 1999            $22               6.00
 FRF..................          40,000        June 28, 1999             $40               6.00
 FRF..................          40,000        September 28, 1999        $69               5.95
 DEM..................           6,500        March 26, 1999            $ 9               1.80
 DEM..................           6,500        June 28, 1999             $17               1.80
 DEM..................           6,500        September 28, 1999        $24               1.80
 CHF..................           4,800        March 26, 1999            $11               1.46
 CHF..................           4,800        June 28, 1999             $12               1.49
 CHF..................           4,800        September 28, 1999        $21               1.48
 JPY..................         220,000        March 30, 1999            $39             128.00
 JPY..................         220,000        June 30, 1999             $28             134.00
 JPY..................         220,000        September 30, 1999        $21             140.00

---------------

(a) Amounts expressed in units of foreign currency

(b) Amounts expressed in foreign currency per U.S. dollar

     Our exposure in terms of these options is limited to the purchase price. As an example, using the French Franc contract due to expire at June 28, 1999:

FRF EXCHANGE    GAIN/(LOSS)          GAIN/(LOSS)
    RATE       ON OPTION (A)   FROM PRIOR YEAR RATE (B)   NET GAIN/(LOSS)
------------   -------------   ------------------------   ---------------
                  (IN THOUSANDS, EXCEPT EXCHANGE RATE)
  5.5              $(40)                 $606                  $566
  6.0               (40)                    0                   (40)
  6.5               472                  (512)                  (40)

---------------

(a) Calculated as (notional amount/strike price) -- (notional amount/exchange rate) -- premium paid, with losses limited to the premium paid on the contract.

(b) Calculated as (notional amount/exchange rate) -- (notional amount/strike price).

INTEREST RATES

     We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the London Interbank Offer Rate ("LIBOR"). Interest rate risk management is accomplished by the use of swaps to create fixed debt amounts by resetting LIBOR loans concurrently with the rates applying to the swap agreements. At September 30, 1998, we had floating rate debt of approximately $801.25 million of which a total of $325 million was swapped to fixed rates. In October 1998, we entered into an additional swap agreement with a notional amount of $50 million. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During all of 1998, the LIBOR Margin was
 .75%. The swap agreement rates and durations as of December 1, 1998 are as follows:

                                                     SWAP AGREEMENT        SWAP AGREEMENT
     EXPIRATION DATE          NOTIONAL AMOUNT             DATE                  RATE
     ---------------          ---------------       ----------------       --------------
August 13, 1999...........      $50 million         August 13, 1993            5.540%
June 8, 2002..............      $50 million         December 8, 1995           5.500%
February 7, 2001..........      $50 million         August 7, 1997             5.910%
August 7, 2001............      $50 million         August 7, 1997             5.897%
September 10, 2001........      $50 million         December 8, 1995           5.623%
July 31, 2002.............      $75 million         May 7, 1997                6.385%
July 31, 2002.............      $50 million         October 23,1998            4.733%

     As a result of our interest rate swaps from variable to floating rates we are able to reduce our risk as follows:

                         IMPACT OF A 1%
INTEREST RATE EXPOSURE   CHANGE IN LIBOR
----------------------   ---------------
 Without Swaps:
 $801.25 million          $8.01 million
 With Swaps:
 $426.25 million          $4.26 million

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        SYBRON INTERNATIONAL CORPORATION

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     40
Consolidated Balance Sheets as of September 30, 1997 and
  1998......................................................     41
Consolidated Statements of Income for the years ended
  September 30, 1996, 1997 and 1998.........................     42
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1996, 1997 and 1998.............     43
Consolidated Statements of Cash Flows for the years ended
  September 30, 1996, 1997 and 1998.........................     44
Notes to Consolidated Financial Statements..................     45

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     We have audited the accompanying consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron International Corporation and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Milwaukee, Wisconsin
November 16, 1998

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     SEPTEMBER 30,
                                                                ------------------------
                                                                   1997          1998
                                                                ----------    ----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   18,582    $   22,543
  Accounts receivable (less allowance for doubtful
     receivables of $3,963 and $5,800 in 1997 and 1998,
     respectively) (note 2).................................       174,155       200,219
  Inventories (note 3)......................................       152,775       174,927
  Deferred income taxes (note 4)............................        18,892        30,544
  Prepaid expenses and other current assets.................        16,177        17,542
                                                                ----------    ----------
       Total current assets.................................       380,581       445,775
                                                                ----------    ----------
Property, plant and equipment, net (notes 5 and 7)..........       199,825       224,535
Intangible assets (note 6)..................................       662,792       850,665
Deferred income taxes (note 4)..............................        16,468        15,242
Other assets................................................         8,325         8,848
                                                                ----------    ----------
       Total assets.........................................    $1,267,991    $1,545,065
                                                                ==========    ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   43,253    $   51,996
  Current portion of long-term debt (notes 7 and 8).........        41,224        39,421
  Income taxes payable (note 4).............................         1,318        19,997
  Accrued payroll and employee benefits (note 10)...........        35,796        40,304
  Restructuring reserve (note 11)...........................           637         8,040
  Reserve for discontinued operations (note 13).............            --        12,201
  Deferred income taxes (note 4)............................         5,219        10,376
  Other current liabilities (notes 11 and 13)...............        25,448        38,011
                                                                ----------    ----------
       Total current liabilities............................       152,895       220,346
                                                                ----------    ----------
Long-term debt (notes 7 and 8)..............................       676,072       790,097
Deferred income taxes (note 4)..............................        51,761        50,694
Other liabilities (note 10).................................        12,769        13,912
Commitments and contingent liabilities (notes 8, 10 and 13)
  Shareholders' equity (note 12):
  Preferred stock, $0.01 par value; authorized 20,000,000
     shares.................................................            --            --
  Common stock, $0.01 par value; authorized 250,000,000
     shares, issued 99,562,038 and 101,005,078 shares in
     1997 and 1998, respectively; outstanding 99,560,946 and
     101,004,858 shares in 1997 and 1998, respectively......           995         1,010
  Equity rights, 250 and 50 rights at $1.09 per right in
     1997 and 1998, respectively............................            --            --
  Additional paid-in capital................................       210,920       232,325
  Retained earnings.........................................       187,548       257,355
  Cumulative foreign currency translation adjustment........       (24,968)      (20,674)
  Treasury common stock, 1,090 and 220 shares at cost in
     1997 and 1998, respectively............................            (1)           --
                                                                ----------    ----------
       Total shareholders' equity...........................       374,494       470,016
                                                                ----------    ----------
       Total liabilities and shareholders' equity...........    $1,267,991    $1,545,065
                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  1996        1997        1998
                                                                --------    --------    --------
Net sales...................................................    $715,450    $839,026    $960,682
Cost of sales:
  Cost of product sold......................................     349,974     405,829     463,105
  Restructuring charge (note 11)............................       2,223          --       6,416
  Depreciation of purchase accounting adjustments...........       3,846       3,819         659
                                                                --------    --------    --------
Total cost of sales.........................................     356,043     409,648     470,180
                                                                --------    --------    --------
Gross profit................................................     359,407     429,378     490,502
                                                                --------    --------    --------
Selling, general and administrative expenses................     193,193     220,096     245,241
Merger, transaction and integration expenses (note 11)......          --          --      10,507
Restructuring charge (note 11)..............................       5,307          --      16,924
Depreciation and amortization of purchase accounting
  adjustments...............................................      20,313      22,161      26,826
                                                                --------    --------    --------
Operating income............................................     140,594     187,121     191,004
                                                                --------    --------    --------
Other income (expense):
  Interest expense (notes 7 and 10).........................     (39,482)    (47,224)    (56,886)
  Amortization of deferred financing fees (note 7)..........        (286)       (253)       (252)
  Other, net................................................        (284)       (620)        200
                                                                --------    --------    --------
Income from continuing operations before income taxes and
  extraordinary item........................................     100,542     139,024     134,066
Income taxes (note 4).......................................      43,053      55,211      56,029
                                                                --------    --------    --------
Income from continuing operations before extraordinary
  item......................................................      57,489      83,813      78,037
Discontinued operation -- loss from operations of Taylor
  Instruments (net of tax benefit of $4,750 (note 13).......          --          --      (7,750)
Extraordinary item -- write-off of unamortized deferred
  financing fees (net of income tax benefit of $413 (note
  7)........................................................          --        (673)         --
                                                                --------    --------    --------
Net income..................................................    $ 57,489    $ 83,140    $ 70,287
                                                                ========    ========    ========
Basic earnings per common share from continuing operations
  before extraordinary item.................................    $   0.59    $   0.85    $   0.78
Discontinued operation......................................          --          --        (.08)
Extraordinary item..........................................          --       (0.01)         --
                                                                --------    --------    --------
Basic earnings per common share.............................    $   0.59    $   0.84    $   0.70
                                                                ========    ========    ========
Diluted earnings per common share from continuing operations
  before extraordinary item.................................    $   0.57    $   0.82    $   0.75
Discontinued operation......................................          --          --        (.07)
Extraordinary item..........................................          --       (0.01)         --
                                                                --------    --------    --------
Diluted earnings per common share...........................    $   0.57    $   0.81    $   0.68
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               CUMULATIVE
                                                                                 FOREIGN                 MINIMUM      TOTAL
                                                       ADDITIONAL               CURRENCY     TREASURY    PENSION      SHARE-
                                     COMMON   EQUITY    PAID-IN     RETAINED   TRANSLATION    COMMON    LIABILITY    HOLDERS'
                                     STOCK    RIGHTS    CAPITAL     EARNINGS   ADJUSTMENT     STOCK     ADJUSTMENT    EQUITY
                                     ------   ------   ----------   --------   -----------   --------   ----------   --------
Balance at September 30, 1995......  $ 962     $  1     $184,902    $47,442     $    (18)      $ (3)      $(470)     $232,816
Shares issued in connection with
  the exercise of 787,444 stock
  options..........................      8       --        5,631         --           --         --          --         5,639
Tax benefits related to stock
  options..........................     --       --        1,545         --           --         --          --         1,545
Dividends paid by "A"
  Company prior to the merger......     --       --          477       (811)          --         --          --          (334)
Net income.........................     --       --           --     57,489           --         --          --        57,489
Foreign currency translation
  adjustment.......................     --       --           --         --       (9,043)        --          --        (9,043)
Amount related to recording minimum
  pension liability................     --       --           --         --           --         --         470           470
                                     ------    ----     --------    --------    --------       ----       -----      --------
Balance at September 30, 1996......    970        1      192,555    104,120       (9,061)        (3)         --       288,582
Shares issued in connection with
  the exercise of 1,451,620 stock
  options..........................     15       --       11,465         (8)          --         --          --        11,472
Conversion of 448 equity rights to
  1,960 shares common stock........     --       (1)          --         --           --          2          --             1
Tax benefits related to stock
  options..........................     --       --        6,385         --           --         --          --         6,385
1,047,236 shares of common stock
  issued in connection with
  National Scientific Company
  merger...........................     10       --           (5)     2,745           --         --          --         2,750
Dividends paid by National
  Scientific Company prior to the
  merger...........................     --       --           --     (1,604)          --         --          --        (1,604)
Dividends paid by "A"
  Company prior to the Merger......     --       --          520       (845)          --         --          --          (325)
Net income.........................     --       --           --     83,140           --         --          --        83,140
Foreign currency translation
  adjustment.......................     --       --           --         --      (15,907)        --          --       (15,907)
                                     ------    ----     --------    --------    --------       ----       -----      --------
Balance at September 30, 1997......    995       --      210,920    187,548      (24,968)        (1)         --       374,494
Shares issued in connection with
  the exercise of 1,445,760 stock
  options..........................     15       --       12,970         --           --         --          --        12,985
Conversion of 200 equity rights to
  872 shares common stock..........     --       --           --         (1)          --          1          --            --
Tax benefits related to stock
  options..........................     --       --        7,291         --           --         --          --         7,291
Dividends paid by "A"
  Company prior to the merger......     --       --          314       (479)          --         --          --          (165)
Shares issued related to a deferred
  compensation plan of "A"
  Company..........................     --       --          830         --           --         --          --           830
Net income.........................     --       --           --     70,287           --         --          --        70,287
Foreign currency translation
  adjustment.......................     --       --           --         --        4,294         --          --         4,294
                                     ------    ----     --------    --------    --------       ----       -----      --------
Balance at September 30, 1998......  $1,010    $ --     $232,325    $257,355    $(20,674)      $ --       $  --      $470,016
                                     ======    ====     ========    ========    ========       ====       =====      ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                  1996         1997         1998
                                                                ---------    ---------    ---------
Cash flows from operating activities:
  Net income................................................    $  57,489    $  83,140    $  70,287
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................       25,441       28,638       29,398
    Amortization............................................       20,297       22,100       27,653
    Loss on sales of property, plant and equipment..........          254          277          823
    Provision for losses on doubtful receivables............        1,330          843        2,358
    Inventory provisions....................................        3,462        2,972          956
    Deferred income taxes...................................       (6,856)      (8,594)      (6,336)
    Extraordinary item......................................           --          673           --
    Discontinued operations.................................           --           --        7,750
    Changes in assets and liabilities, net of effects of
      businesses acquired:
      Increase in accounts receivable.......................       (9,405)     (20,582)     (12,209)
      Increase in inventories...............................       (6,377)     (12,899)      (5,159)
      (Increase) decrease in prepaid expenses and other
         current assets.....................................        1,693       (1,676)         151
      Increase (decrease) in accounts payable...............         (416)       6,553        4,170
      Increase (decrease) in income taxes payable...........      (14,617)      (5,720)      21,557
      Increase (decrease) in other current liabilities......       (2,061)      (3,082)       7,741
      Increase in accrued payroll and employee benefits.....        2,134        1,062        3,851
      Increase in restructuring reserve.....................           --           --        7,403
      Net change in other assets and liabilities............           (8)       5,077        3,329
                                                                ---------    ---------    ---------
      Net cash provided by operating activities.............       72,360       98,782      163,723
Cash flows from investing activities:
  Capital expenditures......................................      (38,652)     (35,399)     (43,173)
  Proceeds from sales of property, plant and equipment......        3,735          540        5,148
  Net payments for businesses acquired......................     (106,228)    (220,916)    (242,265)
                                                                ---------    ---------    ---------
      Net cash used in investing activities.................     (141,145)    (255,775)    (280,290)
Cash flows from financing activities:
  Proceeds from long term debt..............................           --       52,500      100,000
  Principal payments on long-term debt......................      (41,798)     (35,710)     (69,134)
  Proceeds from the exercise of stock options...............        5,639       11,472       12,559
  Refinancing fees..........................................           --       (1,238)        (357)
  Increase in revolving credit facilities...................      106,100      139,900       80,000
  Other.....................................................          759       (1,790)         908
                                                                ---------    ---------    ---------
         Net cash provided by financing activities..........       70,700      165,134      123,976
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (1,232)      (3,309)      (3,448)
Net increase in cash and cash equivalents...................          683        4,832        3,961
Cash and cash equivalents at beginning of year..............       13,067       13,750       18,582
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year....................    $  13,750    $  18,582    $  22,543
                                                                =========    =========    =========
Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest..................................................    $  45,220    $  43,462    $  55,595
                                                                =========    =========    =========
  Income taxes..............................................    $  48,332    $  55,408    $  35,245
                                                                =========    =========    =========
Capital lease obligations incurred..........................    $   1,028    $   1,612    $     448
                                                                =========    =========    =========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The subsidiaries of Sybron International Corporation are leading manufacturers of value-added products for the laboratory and professional dental and orthodontic markets in the United States and abroad. The Company's laboratory subsidiaries manufacture products for the Labware and Life Sciences, Clinical and Industrial Technologies, Diagnostic and Microbiology and Laboratory Equipment markets. The Company's dental subsidiaries manufacture products for the Professional Dental market and the Orthodontic market.

  (a) Principles of Consolidation and Fiscal Year End

     The consolidated financial statements reflect the accounts of Sybron International Corporation and its subsidiaries. The term "Company" or "Sybron" as used herein refers to Sybron International Corporation and its subsidiaries and their respective predecessors, unless the context otherwise requires. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on September 30. The fiscal years ended September 30, 1996, 1997 and 1998 are hereinafter referred to as "1996", "1997" and "1998", respectively. In April, 1998, LRS Acquisition Corp. merged with a subsidiary of the Company formed for that purpose (the "LRS Merger"). The LRS Merger was accounted for as a pooling of interests. As such, all financial statements and accompanying notes have been restated as if the LRS Merger took place on October 1, 1994, the first full year of LRS' operations.

  (b) Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

  (c) Inventories

     Inventories are stated at the lower of cost or market. Certain domestic inventories of approximately $92,530 and $91,544 at September 30, 1997 and 1998, respectively, are valued on the last-in, first-out (LIFO) method. The remaining inventories are valued on the first-in, first-out (FIFO) method.

  (d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (5 to 45 years for land improvements, buildings and building improvements, and 3 to 12 years for machinery and equipment) using the straight-line method. The Company assesses the recoverability of assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair market value of the assets.

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

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

  (f)  Revenue Recognition

     The Company recognizes revenue upon shipment of products.

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

  (h) Research and Development Costs

     Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Research and development costs for 1996, 1997 and 1998 were approximately $15,162, $15,820 and $16,140, respectively.

  (i)  Foreign Currency Translation

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction losses for 1996, 1997 and 1998 were approximately $493, $4,269 and $1,116, respectively.

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

  (k)  Earnings Per Common Share

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This change required the Company to report both basic and diluted earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding in the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive effects of potential common shares outstanding during the period. The weighted average number of common shares for the basic earnings per common share calculations were 97,729, 98,660 and 100,423 in 1996, 1997 and 1998, respectively. The weighted average number of common shares (including potential dilutive common shares) used in the diluted earnings per common share calculations were 100,098, 102,172 and 103,964 shares in 1996,

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

1997 and 1998, respectively. The difference between the number of shares used in this calculation is due to the effect of stock options.

  (l)  Deferred Financing Fees

     Deferred financing fees are capitalized and amortized as a separate component of other income over the life of the related debt agreements.

  (m)  Advertising Costs

     Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $10,991, $10,729 and $10,361 in 1996, 1997 and 1998, respectively.

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

     The Company, from time to time, enters into foreign exchange options relating to the anticipated cash flow in local currencies of certain foreign operations. These options allow the Company to exchange foreign currencies for U.S. dollars. The Company had no foreign exchange option contracts at September 30, 1997 or 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements for periods beginning after December 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company does not believe the adoption of SFAS 133 will have a material impact on the financial statements.

  (p) Environmental Expenditures

     Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site by site basis and records a liability at the time when the liability is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(2) BUSINESS AND CREDIT CONCENTRATIONS

     Many of the Company's products are sold through major distributors, two of which have exceeded 10% of our consolidated net sales in prior years. These two distributors accounted for approximately 12% and 10% of the Company's net sales in 1996, 10% and 7% of the Company's net sales in 1997, and 9% and 7% of the Company's net sales in 1998. Accounts receivable from these distributors comprised approximately 16% of the outstanding consolidated accounts receivable balances at both September 30, 1997 and 1998. (see note 15)

(3) INVENTORIES

     Inventories at September 30, 1997 and 1998 consist of the following:

                                                               1997        1998
                                                             --------    --------
Raw materials and supplies...............................    $ 50,871    $ 54,671
Work in process..........................................      30,862      32,698
Finished goods...........................................      76,165      93,491
LIFO reserve.............................................      (5,123)     (5,933)
                                                             --------    --------
                                                             $152,775    $174,927
                                                             ========    ========

(4) INCOME TAXES

     Total income tax expense for the years ended September 30, 1996, 1997 and 1998 is allocated as follows:

                                                      1996       1997       1998
                                                     -------    -------    -------
Income from continuing operations..................  $43,053    $55,211    $56,029
Extraordinary items................................       --       (413)        --
Discontinued operations............................       --         --     (4,750)
Shareholders' equity for compensation expense for
  tax purposes in excess of amounts recognized for
  financial reporting purposes.....................   (1,545)    (6,385)    (7,291)
                                                     -------    -------    -------
                                                     $41,508    $48,413    $43,988
                                                     =======    =======    =======

     Income tax expense attributable to income from continuing operations consists of:

                                                     CURRENT    DEFERRED     TOTAL
                                                     -------    --------    -------
Year ended September 30, 1996:
  U.S., state and local............................  $38,167    $(3,597)    $34,570
  Foreign..........................................   11,742     (3,259)      8,483
                                                     -------    -------     -------
                                                     $49,909    $(6,856)    $43,053
                                                     =======    =======     =======
Year ended September 30, 1997:
  U.S., state and local............................  $48,436    $(5,588)    $42,848
  Foreign..........................................   15,369     (3,006)     12,363
                                                     -------    -------     -------
                                                     $63,805    $(8,594)    $55,211
                                                     =======    =======     =======
Year ended September 30, 1998:
  U.S., state and local............................  $45,863    $(3,779)    $42,084
  Foreign..........................................   16,502     (2,557)     13,945
                                                     -------    -------     -------
                                                     $62,365    $(6,336)    $56,029
                                                     =======    =======     =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The domestic and foreign components of income from continuing operations before income taxes, discontinued operations and extraordinary items are as follows:

                                                    1996        1997        1998
                                                  --------    --------    --------
United States...................................  $ 85,805    $113,696    $ 96,952
  Foreign.......................................    14,737      25,328      37,114
                                                  --------    --------    --------
  Income before income taxes, discontinued
     operations and extraordinary items.........  $100,542    $139,024    $134,066
                                                  ========    ========    ========

     Income tax expense attributable to income from continuing operations was $43,053, $55,211 and $56,029 in 1996, 1997 and 1998, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from continuing operations before income taxes, discontinued operations and extraordinary items in 1996, 1997 and 1998 as a result of the following:

                                                      1996       1997       1998
                                                     -------    -------    -------
Computed "expected" tax expense....................  $35,190    $48,658    $46,923
Increase (reduction) in income taxes resulting
  from:
Change in beginning of year valuation allowance for
  deferred tax assets allocated to income tax
  expense..........................................   (1,815)    (1,398)    (2,921)
Amortization of goodwill...........................    3,016      2,268      2,993
State and local income taxes, net of Federal income
  tax benefit......................................    4,155      4,628      4,491
Foreign income taxed at rates higher than U.S.
  Federal income...................................    3,103      3,123      2,181
Foreign tax credits utilized in excess of U.S. tax
  on foreign earnings..............................     (678)      (150)      (361)
Other, net.........................................       82     (1,918)     2,723
                                                     -------    -------    -------
                                                     $43,053    $55,211    $56,029
                                                     =======    =======    =======

     The significant components of deferred income tax benefit attributable to income from continuing operations for 1996, 1997 and 1998 are as follows:

                                                  1996         1997         1998
                                                 -------      -------      -------
Deferred tax benefit (exclusive of the effects
  of other components listed below)............  $(4,962)     $(7,113)     $(3,294)
Decrease in the valuation allowance for
  deferred tax assets..........................   (1,894)      (1,481)      (3,042)
                                                 -------      -------      -------
                                                 $(6,856)     $(8,594)     $(6,336)
                                                 =======      =======      =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1998 are presented below.

                                                               1997        1998
                                                             --------    --------
Deferred tax assets:
Inventories..............................................    $  2,749    $  3,090
Compensation.............................................       2,529       2,257
Sale/Leaseback...........................................       7,345       7,221
Employee benefits........................................       4,027       3,700
Foreign tax credit carryforwards.........................         147         147
Net operating loss carryforwards.........................       6,654       3,612
Warranty and other accruals..............................      18,010      28,272
                                                             --------    --------
  Total gross deferred tax assets........................      41,461      48,299
  Less valuation allowance...............................      (6,101)     (3,059)
                                                             --------    --------
  Net deferred tax assets................................      35,360      45,240
                                                             --------    --------
Deferred tax liabilities:
Depreciation.............................................     (11,449)    (11,950)
Purchase accounting......................................     (39,955)    (38,314)
Other....................................................      (5,576)    (10,260)
                                                             --------    --------
  Total gross deferred tax liabilities...................     (56,980)    (60,524)
                                                             --------    --------
  Net deferred tax liability.............................    $(21,620)   $(15,284)
                                                             ========    ========

     The valuation allowance for deferred tax assets as of October 1, 1997 was $7,582. The net change in the total valuation allowance for the years ended September 30, 1997 and 1998 was a decrease of $1,481 and $3,042, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     Tax benefits relating to the income tax benefit of stock options reported in the consolidated statements of income have been reclassed to additional paid-in capital for the years September 30, 1996, 1997 and 1998.

     At September 30, 1998, the Company has an aggregate of $2,500 of foreign net operating loss carry forwards from certain foreign jurisdictions which expire between 2000 and 2003. The Company has an aggregate of $13,000 of various state net operating losses, the majority of which expire between 2002 and 2007.

     Accumulated earnings of foreign subsidiaries at September 30, 1996, 1997 and 1998 of approximately $22,000, $22,000 and $26,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(5) PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment at September 30, 1997 and 1998 are as follows:

                                                                  1997        1998
                                                                --------    --------
Land and land improvements..................................    $ 13,166    $ 13,234
Buildings and building improvements.........................      93,284     101,857
Machinery and equipment.....................................     224,310     264,423
Construction in progress....................................      13,618      26,329
                                                                --------    --------
                                                                 334,378     405,843
Less: Accumulated depreciation..............................     144,553     181,308
                                                                --------    --------
                                                                $199,825    $224,535
                                                                ========    ========

     Commitments for purchases of equipment were approximately $6,378 at September 30, 1998. Machinery and equipment includes capitalized leases, net of amortization, totaling $2,169 and $1,076 at September 30, 1997 and 1998, respectively. (see note 8)

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifies the accounting treatment provided for computer software costs depending upon the type of cost incurred. This statement is effective for our fiscal year 2000 financial statements and restatement of prior years will not be permitted. The Company is currently evaluating the extent to which SOP 98-1 will effect our financial position and results of operations.

(6) INTANGIBLE ASSETS

     Intangible assets at September 30, 1997 and 1998 are as follows:

                                                                1997         1998
                                                              --------    ----------
Excess cost over net asset value acquired (goodwill)......    $591,490    $  787,005
Proprietary technology....................................      37,140        37,487
Trademarks................................................      48,565        51,287
Customer lists............................................      80,951        93,149
Other.....................................................      38,773        43,051
                                                              --------    ----------
                                                               796,919     1,011,979
Less: Accumulated amortization............................     134,127       161,314
                                                              --------    ----------
                                                              $662,792    $  850,665
                                                              ========    ==========

     The increases in intangible assets from 1997 to 1998 were primarily due to acquisitions net of the effect of write-offs recorded as a result of the restructuring. (See Note 11)

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(7) LONG-TERM DEBT

     Long-term debt at September 30, 1997 and 1998 consists of the following:

                                                                  1997        1998
                                                                --------    --------
Term Loan Facility..........................................    $291,250    $356,250
Revolving Credit Facility...................................     365,000     445,000
Sale/Leaseback Obligation...................................      21,258      20,887
Debt assumed in LRS Merger..................................      34,311          --
Capital leases and other (See Note 8).......................       5,477       7,381
                                                                --------    --------
                                                                 717,296     829,518
Less: Current portion of long-term debt.....................      41,224      39,421
                                                                --------    --------
                                                                $676,072    $790,097
                                                                ========    ========

     THE 1995 REFINANCING: On July 31, 1995, the Company and its domestic subsidiaries entered into a new credit agreement (the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300,000 (the "Term Loan Facility"), and a revolving credit facility of $250,000 (the "Revolving Credit Facility"; collectively, the "Credit Facilities"). The Company borrowed $300,000 under the Term Loan Facility and approximately $122,500 under the Revolving Credit Facility. Approximately $158,500 of the borrowed funds were used to finance the acquisition of Nunc (approximately $9,100 of the acquisition price for Nunc had been borrowed under previous credit facilities). The remaining borrowed funds of approximately $264,000 were used to repay outstanding amounts, including accrued interest, under the Company's previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the Revolving Credit Facility was increased to $300,000 and a competitive bid process was added as an option to the Company in setting interest rates. On April 25, 1997, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment was an expansion of the Credit Facilities. The Term Loan Facility was restored to $300,000 by increasing it by $52,500 (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300,000 to $600,000. On April 25, 1997, the Company borrowed a total of $622,900 under the Credit Facilities. The proceeds were used to repay $466,300 of previously existing loans (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156,600 with respect to the purchase of Remel Limited Partnership which includes both the purchase price and payment of assumed debt. The $72,000 of CAF (as defined below) borrowings remained in place. On July 1, 1998, the Company completed the First Amendment to the Second Amended Credit Agreement (the "Additional Amendment"). The Additional Amendment provided for an increase in the Term Loan Facility of $100,000. The proceeds of the Additional Amendment were used to repay $100,000 of debt outstanding under the Revolving Credit Facility. The transactions described above, including the First, Second and Additional Amendments, are referred to as the "1995 Refinancing".

     In connection with the Second Amendment, the Company wrote off as an extraordinary item approximately $1,086 ($673 net of tax) in 1997, consisting of unamortized deferred financing fees.

     TERM LOAN FACILITY: Borrowings under the Term Loan Facility are required to be repaid in 21 consecutive quarterly installments of principal. Total payments of $43,750 have been made to satisfy amounts due in 1997 and 1998. Remaining annual payments are due as follows: $36,250 in fiscal 1999, $42,500 in fiscal 2000, $53,750 in fiscal 2001 and $223,750 in fiscal 2002.

     In addition, the Company is required to further retire the principal amount of borrowings under the Term Loan Facility (and then the Revolving Credit Facility) with proceeds from borrowings other than from the Credit Facilities exceeding certain amounts, and with proceeds from certain asset sales not in the ordinary

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES course of business. Borrowings under the Term Loan Facility (and the Revolving Credit Facility) are secured by the capital stock of the Company's domestic subsidiaries, and by 65% of the stock held by the domestic subsidiaries in their direct foreign subsidiaries. The Term Loan Facility provides for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1% (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of the Company's total debt to Consolidated Adjusted Operating Profit (as defined).

     As of September 30, 1998, the Company has six interest rate swaps outstanding aggregating a notional amount of $325,000. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During 1998, the LIBOR Margin was .75%. The swap agreement rates and duration are as follows:

        EXPIRATION DATE            NOTIONAL AMOUNT    SWAP AGREEMENT DATE    SWAP AGREEMENT RATE
        ---------------            ---------------    -------------------    -------------------
August 13, 1999................        $50,000          August 13, 1993             5.54%
June 8, 2002...................        $50,000         December 8, 1995             5.50%
February 7, 2001...............        $50,000           August 7, 1997             5.91%
August 7, 2001.................        $50,000           August 7, 1997            5.897%
September 10, 2001.............        $50,000         December 8, 1995            5.623%
July 31, 2002..................        $75,000              May 7, 1997            6.385%

     The Company's risk with regard to the swaps is limited to the counterparty's (Bank of America, Illinois, with a notional amount of $175,000, and The Sumitomo Bank Limited, The Bank of Nova Scotia and The Bank of New York with notional amounts of $50,000 each) ability to meet the payment terms of the contract. All interest expense for all debt is calculated using the interest method. On October 23, 1998, the Company entered into an additional Swap Agreement with Bank of Tokyo-Mitsubishi in the notional amount of $50 million. The Agreement expires on July 31, 2002, and has a swap interest rate of 4.733%.

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

     REVOLVING CREDIT FACILITY: In 1995 and 1996 and until April 25, 1997, the Company paid a commitment fee of .375% per year on the average unused portion of the commitments under a previous revolving credit facility and the Revolving Credit Facility, with the ability to reduce the amount to .25% if certain financial criteria were met. After April 25, 1997, the commitment fee was reduced to .20% with the ability to increase or reduce the amount from .225% to
 .15% depending upon the ratio of the Company's total debt to Consolidated Adjusted Operating Profit. The Revolving Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line. Borrowings under the Revolving Credit Facility bear interest on the same terms as those under the Term Loan Facility described above, except that the Company has a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the "CAF"). The Revolving Credit Facility term expires on August 16, 2002.

     The Company paid fees on the average unused portion of credit commitments under a previous revolving credit facility and the Revolving Credit Facility of approximately $234, $328 and $327 in 1996, 1997 and 1998, respectively. The Company paid fees of approximately $60, $47 and $55 for standby letters of credit under a

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES previous revolving credit facility and the Revolving Credit Facility in 1996, 1997 and 1998, respectively. Standby letters of credit were approximately $5,155 and $5,108 at September 30, 1997 and 1998, respectively.

     SALE/LEASEBACK: On December 22, 1988, the Company completed the sale and leaseback (the "Sale/ Leaseback") of its then principal domestic manufacturing and office facilities with an unaffiliated third party. The proceeds of $22,500 (net of approximately $1,100 in fees) were used to retire debt. The transaction has been accounted for as a financing for financial statement purposes and as a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

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

     DEBT ASSUMED IN LRS MERGER: In connection with the LRS Merger, the Company assumed debt. Such debt totaled $34,311 at September 30, 1997. This amount consisted of senior debt of $14,450 at an annual rate of 9.75%, $18,000 of subordinated debt at an annual rate of 12% and other debt of $1,861 primarily pertaining to various capital leases and a mortgage. Both the senior and subordinated debt were payable to certain stockholders of LRS. All of these financing arrangements were extinguished simultaneously with the LRS Merger.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     As of September 30, 1998, maturities of long-term debt, including capital leases, are as follows:

FISCAL
------
1999........................................................    $ 39,421
2000........................................................      44,636
2001........................................................      54,735
2002........................................................     669,685
2003........................................................       1,024
Thereafter..................................................      20,017
                                                                --------
                                                                $829,518
                                                                ========

     For purposes of this disclosure, 2002 includes full repayment of the Revolving Credit Facility at its September 30, 1998 balance of $445,000.

(8) LEASE COMMITMENTS

     As of September 30, 1998, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

FISCAL                                                      CAPITAL       OPERATING
------                                                      -------       ---------
1999......................................................  $  766         $ 7,582
2000......................................................     477           6,144
2001......................................................     185           4,949
2002......................................................       8           4,272
2003......................................................      --           3,222
Thereafter................................................      --           8,804
                                                            ------         -------
                                                            $1,436         $34,973
                                                                           =======
Less amounts representing interest........................     247
                                                            ------
Present value of net minimum lease payments...............   1,189
Less current portion......................................     638
                                                            ------
Long-term obligations under capital leases................  $  551
                                                            ======

     Amortization of assets held under capital leases is included with depreciation expense.

     Rental expense under operating leases (net of sublease rental income of $107, $65 and $41 in 1996, 1997 and 1998, respectively) was $7,637, $7,403 and
$7,825 in 1996, 1997 and 1998, respectively.

(9) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

  Long-Term Debt

     TERM LOAN FACILITY AND REVOLVING CREDIT FACILITY. The fair value was determined by estimating the interest rate margins (the premium over LIBOR) on both the Term Loan Facility and the Revolving Credit Facility for companies with credit risk similar to that of the Company. In 1998 the Company's spread over LIBOR was 75 basis points.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     SALE/LEASEBACK. The fair value was determined by estimating the interest rate at which the Company could refinance the Sale/Leaseback given the same maturity period.

  Interest Rate Swap Agreements

     The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay if the agreements were terminated as quoted by the bank with which the Company executed the swap agreements.

                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                 1997                      1998
                                                        ----------------------    ----------------------
                                                        REPORTED    ESTIMATED     REPORTED    ESTIMATED
                                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                        --------    ----------    --------    ----------
Long-term debt (including current portion)..........    $717,296     $727,461     $829,518     $829,585
Interest rate swap agreements.......................          --        1,292           --        9,056

(10) EMPLOYEE BENEFIT PLANS

     PENSION PLANS: The Company has defined benefit pension plans covering approximately 71 percent of U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally make the minimum annual contributions required by applicable regulations. However, in 1996 and 1997, the Company funded additional special cash contributions of $962 and $793. Such contributions were made to avoid the variable rate portion of the Pension Benefit Guaranty Corporation insurance premium for such years.

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets for 1997 and 1998 for its U.S. and Canadian pension plans:

                                                              1997                          1998
                                                   --------------------------    --------------------------
                                                      PLANS          PLAN           PLANS          PLAN
                                                      WHOSE          WHOSE          WHOSE          WHOSE
                                                     ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                     EXCEED        BENEFITS        EXCEED        BENEFITS
                                                   ACCUMULATED      EXCEED       ACCUMULATED      EXCEEDS
                                                    BENEFITS        ASSETS        BENEFITS        ASSETS
                                                   -----------    -----------    -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation....................      $46,453        $  915         $52,917        $ 1,240
                                                     =======        ======         =======        =======
  Accumulated benefit obligation...............      $52,918        $1,197         $60,463        $ 1,587
                                                     =======        ======         =======        =======
  Projected benefit obligation.................      $58,358        $3,307         $70,653        $ 3,995
Plan assets at fair value......................       63,335            --          65,006             --
                                                     -------        ------         -------        -------
Plan assets in excess of (less than) projected
  benefit obligation...........................        4,977        (3,307)         (5,647)        (3,995)
Unrecognized net (gain) loss...................       (6,762)        2,056           2,310          2,185
Unrecognized prior service cost................          (14)          274              88            246
Unrecognized transition obligation.............          191            --              98             --
Remaining excess of fair value of plan assets
  over projected benefit obligation recognized
  as a result of the 1987 acquisition of Sybron
  Corporation..................................        3,738            --           3,548             --
                                                     -------        ------         -------        -------
Pension asset (liability) recognized in the
  consolidated balance sheets..................      $ 2,130        $ (977)        $   397        $(1,564)
                                                     =======        ======         =======        =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Net periodic pension cost for 1996, 1997 and 1998 includes the following components:

                                                    1996           1997          1998
                                                   -------       --------       -------
Service cost -- benefits earned during the
  year.........................................    $ 2,885       $  3,127       $ 3,948
Interest cost on projected benefit
  obligation...................................      3,800          4,152         4,596
Actual return on assets........................     (5,823)       (12,796)       (8,120)
Net amortization and deferral..................      1,427          7,841         1,881
                                                   -------       --------       -------
Net periodic pension cost......................    $ 2,289       $  2,324       $ 2,305
                                                   =======       ========       =======
Assumptions used are:
  Discount rate................................       7.75%           7.5%          7.5%
  Rate of increase in compensation levels......          4%             4%            4%
  Expected long-term rate of return on
     assets....................................         10%            10%           10%

     The weighted average discount rate used in determining the pension liability in 1997 and 1998 was 7.5% and 7.0%, respectively.

     SAVINGS PLANS: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions under the plans, net of forfeitures, were approximately $2,016, $2,805 and $3,401 for 1996, 1997 and 1998, respectively.

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

     The following table sets forth the postretirement plans' status as shown in the Company's consolidated balance sheets at September 30, 1997 and 1998.

                                                                 1997       1998
                                                                -------    -------
Accumulated postretirement benefit obligation:
Retirees....................................................    $10,784    $12,561
Fully eligible plan participants............................      1,257        230
Other active plan participants..............................      1,197        356
                                                                -------    -------
Accumulated postretirement benefit obligation...............     13,238     13,147
Estimated (gain) loss not yet recognized....................     (1,906)    (2,577)
                                                                -------    -------
Accumulated postretirement benefit obligation recognized in
  the consolidated balance sheets...........................    $11,332    $10,570
                                                                =======    =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Net periodic postretirement benefit cost recognized in the consolidated statements of income include the following components:

                                                             1996      1997      1998
                                                            ------    ------    ------
Service cost benefits attributed to service during the
  year..................................................    $  145    $  118    $  126
Interest cost on accumulated postretirement benefit
  obligation............................................       985       933       932
Net amortization and deferral...........................         7        --        42
                                                            ------    ------    ------
Net periodic postretirement benefit cost................    $1,137    $1,051    $1,100
                                                            ======    ======    ======

     The weighted-average discount rate used in determining the net periodic benefit cost was 7.5%, 7.75% and 7.5% in 1996, 1997 and 1998, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75%, 7.5% and 6.75% in 1996, 1997 and 1998, respectively. The assumed average inflation rate of medical costs over the life of the benefits was 5.5% in 1996, 1997 and 1998.

     An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 1998 by approximately $815 and $79, respectively.

     Because the majority of the postretirement plans are remaining liabilities from certain divested operations and more than 80% of the 1996, 1997 and 1998 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $985, $933 and $932 in 1996, 1997 and 1998, respectively.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits,"("SFAS 132") which revises disclosures about pensions and other postretirement benefit plans. SFAS 132 will be effective for fiscal year 1999 financial statements and restatement of disclosures for earlier years will be required unless the information is not readily available. The Company is currently evaluating the extent to which the Company's financial statements will be affected by SFAS 132.

(11) RESTRUCTURING AND MERGER AND INTEGRATION CHARGES

     In March 1996, the Company recorded a restructuring charge of $8,277 ($6,087 after tax or $.06 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales ($2,223), selling, general and administrative expenses ($5,307) and income tax expense ($747). Principal items included in the reserve were severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel) (approximately $2,300), remaining lease payments and shut down costs on exited facilities (approximately $2,100), the non-cash write-off of certain fixed assets and inventory associated with exited product lines, primarily at Sybron Dental Specialties (approximately $2,500), a statutory tax penalty (approximately $750) and other related restructuring costs (approximately $650). As of September 30, 1998, the Company has made substantially all cash payments of approximately $6,177 and has written off approximately $2,100 of fixed assets and inventory relating to the restructuring reserve.

     In June 1998, the Company recorded a restructuring charge of $24,024 ($16,703 after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales ($6,416), selling,

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES general and administrative expenses ($16,924) and income tax expense ($684). Principal items included in the reserve were severance and termination costs for approximately 165 notified employees (primarily production, sales and marketing personnel) (approximately $8,477), the non-cash write-off of certain fixed assets and inventory associated with exited product lines (approximately $8,710), the non cash write-off of goodwill associated with discontinued product lines (approximately $2,061), remaining lease payments and shut down costs on exited facilities and other contractual obligations (approximately $1,991), a statutory tax penalty (approximately $684), and other related restructuring costs (approximately $2,101). As of September 30, 1998, the Company has made cash payments of approximately $4,561 and has written off approximately $11,422 of fixed assets, inventory, goodwill and other miscellaneous items relating to the restructuring reserve. The remaining amount of approximately $8,041 relates to obligations primarily expected to be paid in the next twelve months. Remaining obligations at September 30, 1998 include approximately $5,244 of severance and termination costs to notified employees, $684 for a statutory tax penalty, $648 for contractual obligations, $644 for statutory obligations and $821 for other related restructuring costs.

     In 1998, the Company incurred approximately $10,507 ($6,400 after tax or $.06 per share on a diluted basis) of costs associated with the merger, transition and integration of the "A" Company (See note 14). The majority of these expenses were adjustments to the merger consideration. The Company expects to incur an estimated additional $0.7 million before taxes in the first, second and third quarters of fiscal 1999 in connection with further integration costs.

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

     STOCK OPTION PLANS: The Company has four stock option plans. As of September 30, 1998, there were options with respect to 12,786 shares of Common Stock outstanding under the 1988 Stock Option Plan (the "1988 Plan"), and there were no shares available for the granting of options under such plan; there were options with respect to 37,064 shares of Common Stock outstanding under the 1990 Stock Option Plan (the "1990 Plan") and there were 2,936 shares remaining available for the granting of options under such plan; there were options with respect to 9,024,178 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the "1993 Plan") and there were 2,106,036 shares remaining available for the granting of options under such plan; and there were options with respect to 324,000 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors' Stock Option Plan (the "Outside Directors' Plan"). The Outside Directors' Plan expired in September 1998 with respect to

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES ungranted options, so there are no shares remaining available for the granting of options under that plan. Changes in stock options outstanding are as follows:

                                                         NUMBER          PRICE        WEIGHTED AVERAGE
                                                       OF SHARES       PER SHARE       EXERCISE PRICE
                                                       ----------    -------------    ----------------
Options outstanding at September 30, 1995..........     7,388,288    $2.15-$10.02          $ 8.01
  Granted..........................................     1,519,976    $6.36-$14.44          $11.73
  Exercised........................................      (787,444)    $2.15-$9.53          $ 7.15
  Canceled and available for reissue...............       (89,044)   $6.36-$11.55          $ 9.63
                                                       ----------
Options outstanding at September 30, 1996..........     8,031,776    $5.99-$14.44          $ 8.78
  Granted..........................................       464,952       $15.35             $15.35
  Exercised........................................    (1,451,620)   $5.99-$15.35          $ 8.37
  Cancelled and available for reissue..............      (101,828)   $6.36-$15.35          $12.09
                                                       ----------
Options outstanding at September 30, 1997..........     6,943,280    $5.99-$15.35          $ 9.36
  Granted..........................................     4,188,064    $23.81-$24.50         $24.42
  Exercised........................................    (1,455,760)   $5.99-$15.35          $ 8.63
  Canceled and available for reissue...............      (277,556)   $8.34-$23.81          $10.92
                                                       ----------
Options outstanding at September 30, 1998..........     9,398,028    $5.99-$24.50          $16.14
Options exercisable at September 30, 1998..........     3,677,354    $5.99-$23.81          $ 9.20
Options available for grant at September 30,
  1998.............................................     2,108,972
                                                       ==========

     The range of exercise prices for options outstanding at September 30, 1998 was $5.99 to $24.50. The range of exercise prices for options is wide due to the increasing price of the Company's stock (upon which the exercise price is based) over the period of the grants.

     The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 1998:

                                                 OPTIONS                                         OPTIONS
                                               OUTSTANDING                             OUTSTANDING AND EXERCISABLE
                          -----------------------------------------------------      -------------------------------
                                         WEIGHTED AVERAGE      WEIGHTED AVERAGE
       RANGE OF           NUMBER OF         REMAINING              EXERCISE          NUMBER OF      WEIGHTED AVERAGE
   EXERCISE PRICES         SHARES        CONTRACTUAL LIFE           PRICE             SHARES         EXERCISE PRICE
----------------------    ---------      ----------------      ----------------      ---------      ----------------
$4.90-$7.35...........      357,304            4.6                  $6.19              357,304           $6.19
$7.36-$9.80...........    3,390,284            6.1                   8.48            2,608,574            8.39
$9.81-$12.25..........      978,412            7.3                  11.42              454,892           11.34
$12.26-$14.70.........      100,000            7.8                  13.84               40,000           13.94
$14.71-$17.16.........      390,276            8.3                  15.35              131,808           15.35
$17.17-$24.50.........    4,181,752            9.5                  24.42               84,776           23.81
                          ---------                                                  ---------
                          9,398,028                                                  3,677,354
                          =========                                                  =========

  1988, 1990 and 1993 Plans

     No options may be granted under the plans after ten years from the date the plans are approved by the shareholders of the Company. Options granted pursuant to the plans shall be either incentive options which are intended to meet the requirements of section 422 of the Code or nonstatutory options. The exercise price of the options will be determined by the Compensation/Stock Option Committee. The exercise price of any incentive option shall not be less than the fair market value per share of the Common Stock on the date of the grant of such option. An optionee under the plans must pay the full option price of an option either (i) in cash

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES or its equivalent, (ii) with the Compensation/Stock Option Committee's consent, by delivering previously acquired shares of Common Stock having a fair market value at the time of the exercise equal to the total option price, (iii) with the Compensation/Stock Option Committee's consent, by a cashless exercise as permitted under The Federal Reserve Board's Regulation T or (iv) in any combination of the foregoing.

     With respect to the options granted prior to May 14, 1992 under the 1990 Plan, all of the shares purchased under such nonstatutory options were deemed to have been vested no later than May 14, 1993, the first anniversary of the Company's public offering of shares of common stock on May 14, 1992. With respect to options granted under the 1990 Plan after May 14, 1992, and with respect to options granted under the 1993 Plan, the options vest in equal annual installments on each of the first four anniversaries following the date of grant.

  Outside Directors' Plan

     The Outside Directors' Plan provided for the automatic granting of nonstatutory stock options to those of the Company's directors who qualify as "outside directors" at the time of grant. Following each annual meeting of shareholders prior to September 30, 1998, the plan's expiration date, each outside director was automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the Outside Directors' Plan becomes exercisable six months after the date of grant, regardless of whether the grantee is still a director of the Company on such date. All rights to exercise an option granted under the Outside Directors' Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee's spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

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

                                                1996            1997            1998
                                               -------         -------         -------
Pro forma net income.......................    $56,597         $81,533         $64,434
Basic pro forma earnings per share.........      .58             .83             .64
Diluted pro forma earnings per share.......      .57             .80             .62

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1996            1997            1998
                                               ---------       ---------       ---------
Volatility.................................      29.6%           29.6%           34.1%
Risk-free interest rate....................      5.58%           6.47%           5.66%
Expected holding period....................    8.0 years       8.0 years       8.7 years
Dividend yield.............................        0               0               0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted in 1996, 1997 and 1998 was $5.64, $7.75 and $13.13 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

     EQUITY RIGHTS: As of September 30, 1998, the Company holds 220 shares of treasury stock for delivery to equity right holders who have not yet surrendered their certificates. Equity right holders are entitled to receive 4.375 shares of Common Stock upon surrender of such certificates.

(13) COMMITMENTS AND CONTINGENT LIABILITIES

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including products liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. Based upon the insurance available under an insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might foreseeably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

     A subsidiary of the Company has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company's total contribution to such effort, which has been paid, was approximately $46. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. The Company is participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study which will be used by the EPA to determine what remedy, if any, should be required at the site. This study is expected to be completed in 1999. Because the study, which involves extensive testing required to characterize the existence, extent and nature of any contamination to determine potential remedies, has not yet been completed, an estimate of the Company's potential liability cannot be made. However, although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes any ultimate liability will not have a material adverse effect on the Company's results of operations or financial condition.

     On May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Site"), an operation accounted for as a discontinued operation when the decision was made to exit the industrial capital goods business in 1983. The CE Litigation, brought in the New York Supreme Court, Monroe County, New York, related to claims CE made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Site. The Site was sold to CE in 1983 by the predecessor of a subsidiary of the Company. The Company settled the CE Litigation on November 16, 1998. Under the settlement agreement, the Company agreed to pay up to $10,000 for remediation of contamination

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES located on the Site. $8,500 was paid on the date of settlement. Up to an additional $1,500 will be paid if, and to the extent that, the future cost of on-Site remediation exceeds $5,500. In exchange, CE has agreed to be responsible for and to indemnify the Company with respect to the remediation of on-Site contamination. The settlement agreement also provides that Sybron will assume control over and be responsible for the remediation of any potential contamination located off-Site. The Company's results for 1998 reflect a pre-tax charge of $12,500 related to the settlement. The charge includes the Company's estimate, based in part on an analysis provided by a consultant to the Company, of the costs associated with the remediation of off-Site contamination. Based on current information, off-Site remediation may include a soil vapor monitoring program and the clean-up of mercury contaminated sediments in sewers close to the Site.

(14) ACQUISITIONS

     The Company has completed 47 acquisitions since the beginning of 1996 (including three mergers and a joint venture). The acquired companies are all engaged in businesses related to the laboratory or dental segments of the Company or use a process in manufacturing which is similar to the Company's existing businesses.

     1996

     During 1996, the Company completed ten acquisitions at an aggregate purchase price including earnout provisions paid subsequent to September 30, 1996 of approximately $108,402, including fees and expenses. The Company may be subject to future purchase price adjustments based upon earnout provisions under certain of the purchase and sale agreements. Such earnout provisions which apply to the 1996 acquisitions aggregate a maximum potential remaining payout of approximately $3,191. Earnout provisions are subject to the achievement of certain financial goals. Earnouts, if achieved, are payable in the years 1999 through 2001. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following unaudited table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                                   UNAUDITED

                                                                         OPERATING      TOTAL         TYPE OF
           COMPANY ACQUIRED                   DATE           SALES        INCOME        ASSETS      ACQUISITION
           ----------------               -------------      ------      ---------      ------      -----------
Analytic Technology Corporation.......     October 1995      $2,086       $  470        $  811      Asset
CASCO Standards, Inc. ................    November 1995       3,202          340         1,100      Asset
belle de st. claire, inc. ............    November 1995       2,858          210         1,529      Asset
Acutech Plastics, Inc. ...............     January 1996       9,888        1,912         5,894      Stock
The Naugatuck Glass Company...........    February 1996      17,553        2,070        14,503      Stock
Precision Glassworks, L.L.C...........         May 1996         524           29            34      Asset
Stephens Scientific, Inc..............        July 1996      11,370        5,389           732      Asset
Flexible Components, Inc..............        July 1996      11,426        1,839         4,401      Asset
Micro-Aseptic Products, Inc...........        July 1996       4,546          478           837      Asset
E & D Dental Products, Inc............      August 1996       5,438          281         1,518      Stock

     1997

     During 1997, the Company completed eleven acquisitions for cash. In addition, the Company completed the merger of National Scientific Company (the "National Merger")with a subsidiary of the Company formed for this purpose and a related purchase of real estate used in National's operations for stock. The aggregate cash purchase price of the acquisitions was approximately $209,220, including fees and expenses.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The National Merger was accounted for as a pooling of interests. Results from National Scientific Company are included as of October 1, 1996. The following unaudited table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                                   UNAUDITED

                                                                    OPERATING    TOTAL      TYPE OF
            COMPANY ACQUIRED                  DATE         SALES     INCOME     ASSETS    ACQUISITION
            ----------------              -------------   -------   ---------   -------   -----------
Pure Fit, Inc. .........................   October 1996   $ 2,705    $   931    $ 1,041   Asset
D&W, Inc. ..............................   October 1996       530        289        945   Asset
Trend Scientific, Inc. .................   January 1997     2,486         62      1,187   Stock
Precision Rotary Instruments............  February 1997     4,361        975      1,198   Asset
HARVEY(R) bench top sterilizer business
  line of Getinge/Castle, Inc. .........     March 1997    10,000       (302)     8,219   Asset
Alexon Biomedical, Inc. ................     April 1997     5,862      2,726      4,403   Stock
Remel Limited Partnership...............       May 1997    52,683     11,222     46,010   Partnership
                                                                                          and Equity
                                                                                          Interests
Nippon Intermed K.K. ...................       May 1997     9,115       (578)     5,612   Joint
                                                                                          Venture
Drug Screening Systems, Inc. ...........      June 1997     2,172       (456)     1,144   Asset
Carr-Scarborough Microbiologicals,
  Inc. .................................      July 1997     8,849        358      2,538   Stock
Integrated Separation Systems...........      July 1997     3,981        479      2,562   Asset

     1998

     During 1998, the Company completed 21 acquisitions for cash. In addition, the Company completed one transaction for stock (the "LRS Merger"). The aggregate cash purchase price of the acquisitions was approximately $239,782, including fees and expenses. The Company may be subject to future purchase price adjustments based upon an earnout provision under one of the purchase and sale agreements. Such earnout provision has a maximum potential payout of approximately $2,000. Earnout provisions are subject to the achievement of certain financial goals. Earnouts, if achieved, are payable in the years 1999 through 2001. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The LRS Merger, a merger between LRS Acquisition Corp. ("LRS"), the parent of "A" Company Orthodontics ("'A" Company'), and a subsidiary of the Company formed for that purpose, was accounted for as a pooling of interests. Results from LRS are included as of October 1, 1994, the first full year of LRS' operations. The following unaudited table outlines sales and operating income for the most recent

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                                   UNAUDITED

                                                                   OPERATING    TOTAL      TYPE OF
           COMPANY ACQUIRED                  DATE         SALES     INCOME     ASSETS    ACQUISITION
           ----------------              -------------   -------   ---------   -------   -----------
Chase Instruments Corp.................   October 1997   $21,592    $1,957     $11,946      Asset
Lida Manufacturing Corporation.........   October 1997     5,694       379       1,585      Stock
Clinical Standards Labs, Inc...........  November 1997     2,759       106         911      Stock
Ormodent Group.........................  December 1997    21,545     1,797      10,332      Stock
Diagnostics Reagents, Inc..............   January 1998     7,609     3,057       5,795      Stock
Cel-Line Associates, Inc...............   January 1998     1,878        39         155      Asset
Viro Research International, Inc.......  February 1998     3,266       337       1,076      Stock
Criterion Sciences.....................     April 1998     5,572     2,731         686      Asset
Custom Laboratories, Inc...............     April 1998     1,444        72       1,616      Asset
DiMed Corporation......................     April 1998     1,830       154       1,248      Asset
SciCan Scientific......................     April 1998     5,483       311       2,982      Asset
Summit Biotechnology, Inc..............       May 1998     1,237       414         455      Asset
Marks Polarized Corporation............       May 1998       935        84         263      Asset
Electrothermal Engineering Ltd.........      July 1998     5,565       (21)      2,627      Stock
Tycom Dental Corporation...............      July 1998     8,000       N/A       2,380      Asset
The high level disinfectant/ sterilant
  business of Cottrell Ltd.............      July 1998     7,500       N/A         366      Asset
Lab-Line Instruments, Inc..............      July 1998    20,323       633       8,995      Stock
Applied Biotech, Inc...................    August 1998    25,141    13,663      12,920      Stock
Scherf Prazision GmbH..................    August 1998     2,621       184       1,327      Asset
Diagnostics products of Seradyn,
  Inc..................................    August 1998    12,038      (535)      8,518      Asset
MicroBio Products, Inc.................    August 1998     3,675        22       1,032      Stock

     On April 9, 1998, the Company completed the LRS Merger between LRS and a subsidiary of the Company formed for this purpose.

     Under the terms of the merger agreement LRS shareholders received 3,215,982 shares of the Company's Common Stock (valued at approximately $88,200 based on the Company's closing price on April 9, 1998) for all of the outstanding shares of LRS.

     The LRS Merger has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information, beginning October 1, 1994, the first full year of LRS' operations, has been restated to include LRS' financial results.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Results of the Company and LRS before and after giving effect to the LRS Merger are as follows:

                                   UNAUDITED

                                                            NINE MONTHS ENDED        YEAR ENDED
                                                              JUNE 30, 1998      SEPTEMBER 30, 1998
                                                            -----------------    ------------------
Total net sales:
The Company...............................................      $661,696              $916,733
LRS.......................................................        33,942                43,949
                                                                --------              --------
The Company, giving effect to the LRS Merger..............      $695,638              $960,682
                                                                ========              ========
Net income from continuing operations:
The Company...............................................      $ 50,437              $ 77,636
LRS.......................................................        (1,084)                  401
                                                                --------              --------
  The Company, giving effect to the LRS Merger............      $ 49,353              $ 78,037
                                                                ========              ========

     Subsequent to September 30, 1998, the Company completed two acquisitions for cash. In addition, the Company completed one transaction for stock (the "Pinnacle Merger"). The cash acquisitions will be accounted for as purchases while the stock transaction will be accounted for as a pooling of interests. The following unaudited table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

                                   UNAUDITED

                                                                     OPERATING   TOTAL      TYPE OF
COMPANY ACQUIRED                                  DATE      SALES     INCOME     ASSETS   ACQUISITION
----------------                              ------------  ------   ---------   ------   -----------
Samco Scientific Corporation................  October 1998  23,891     5,872     18,737      Stock
Invitro Products, Inc. .....................  October 1998   5,095       706      1,897      Asset

(15) SEGMENT INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in 1999 and anticipates disclosing additional segment information.

     The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory and dental products in the United States and other countries. Laboratory products are in the categories of i) Labware and Life Sciences, ii) Clinical and Industrial Technologies, iii) Diagnostics and Microbiology and iv) Laboratory

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Equipment. Dental products are in the categories of Professional Dental and Orthodontics. Inter-business segment sales are not material. Information on these business segments is summarized as follows:

                                                               1996         1997          1998
                                                             --------    ----------    ----------
Net sales:
  Laboratory...............................................  $394,324    $  491,235    $  605,605
  Dental...................................................  321,126..      347,791       355,077
                                                             --------    ----------    ----------
  Total net sales..........................................  $715,450    $  839,026    $  960,682
                                                             ========    ==========    ==========
Operating income:
  Laboratory...............................................  $ 82,594    $  110,904    $  131,269
  Dental...................................................    58,000        76,217        59,735
                                                             --------    ----------    ----------
  Total operating income...................................  $140,594    $  187,121    $  191,004
                                                             ========    ==========    ==========
Depreciation and amortization expense:
  Laboratory...............................................  $ 29,226    $   33,046    $   39,088
  Dental...................................................    15,576        16,319        16,458
  Corporate................................................       936         1,373         1,505
                                                             --------    ----------    ----------
  Total depreciation and amortization expense..............  $ 45,738    $   50,738    $   57,051
                                                             ========    ==========    ==========
Capital expenditures:
  Laboratory...............................................  $ 18,426    $   23,444    $   33,881
  Dental...................................................    12,555        12,035         9,560
  Corporate................................................     8,699         1,532           180
                                                             --------    ----------    ----------
  Total capital expenditures...............................  $ 39,680    $   37,011    $   43,621
                                                             ========    ==========    ==========
Identifiable assets:
  Laboratory...............................................              $  831,786    $1,052,571
  Dental...................................................                 362,390       411,909
                                                                         ----------    ----------
  Total identifiable assets................................               1,194,176     1,464,480
  Corporate................................................                  73,815        80,585
                                                                         ----------    ----------
  Total assets.............................................              $1,267,991    $1,545,065
                                                                         ==========    ==========

     Corporate assets include cash, miscellaneous receivables, deferred taxes and other current and non-current assets.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                                 1996         1997          1998
                                                               --------    ----------    ----------
Net Sales:
United States:
  Customers................................................    $455,007    $  564,320    $  668,603
  Inter-geographic.........................................      36,522        29,476        51,594
                                                               --------    ----------    ----------
                                                                491,529       593,796       720,197
                                                               --------    ----------    ----------
Europe:
  Customers................................................     153,995       148,164       170,744
  Inter-geographic.........................................      64,602        59,152        74,121
                                                               --------    ----------    ----------
                                                                218,597       207,316       244,865
                                                               --------    ----------    ----------
All other areas:
  Customers................................................     106,448       126,542       121,335
  Inter-geographic.........................................      11,988        13,362        19,171
                                                               --------    ----------    ----------
                                                                118,436       139,904       140,506
Inter-geographic sales.....................................    (113,112)     (101,990)     (144,886)
                                                               --------    ----------    ----------
  Total net sales..........................................    $715,450    $  839,026    $  960,682
                                                               ========    ==========    ==========
Operating income:
  United States............................................    $118,408    $  149,325    $  148,462
  Europe...................................................      12,766        24,102        25,908
  All other areas..........................................       9,420        13,694        16,634
                                                               --------    ----------    ----------
  Total operating income...................................    $140,594    $  187,121    $  191,004
                                                               ========    ==========    ==========
Accounts receivable:
  United States............................................                $  137,890    $  160,783
  Europe...................................................                    24,740        28,446
  All other areas..........................................                    11,525        10,990
                                                                           ----------    ----------
  Total accounts receivable................................                $  174,155    $  200,219
                                                                           ==========    ==========
Identifiable assets:
  United States............................................                $  933,394    $1,174,792
  Europe...................................................                   224,772       248,495
  All other areas..........................................                    36,010        41,193
                                                                           ----------    ----------
  Total identifiable assets................................                 1,194,176     1,464,480
  Other corporate assets...................................                    73,815        80,585
                                                                           ----------    ----------
  Total assets.............................................                $1,267,991    $1,545,065
                                                                           ==========    ==========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              FIRST       SECOND      THIRD       FOURTH      TOTAL
                                             QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                             --------    --------    --------    --------    --------
1997
-------------------------------------------
Net sales..................................  $186,843    $197,326    $221,264    $233,593    $839,026
                                             ========    ========    ========    ========    ========
Gross profit...............................  $ 93,541    $100,291    $114,499    $121,047    $429,378
                                             ========    ========    ========    ========    ========
Income before extraordinary item...........  $ 16,475    $ 21,346    $ 22,538    $ 23,454    $ 83,813
                                             ========    ========    ========    ========    ========
Extraordinary item.........................        --          --        (673)         --        (673)
                                             ========    ========    ========    ========    ========
Net income.................................  $ 16,475    $ 21,346    $ 21,865    $ 23,454    $ 83,140
                                             ========    ========    ========    ========    ========
Basic Per Common Share Earnings:
Income before extraordinary item...........  $    .17    $    .22    $    .23    $    .24    $    .85
Extraordinary item.........................        --          --        (.01)         --        (.01)
                                             --------    --------    --------    --------    --------
Net income.................................  $    .17    $    .22    $    .22    $    .24    $    .84
                                             ========    ========    ========    ========    ========
Diluted Per Common Share Earnings:
Income before extraordinary item...........  $    .16    $    .21    $    .22    $    .23    $    .82
Extraordinary item.........................        --          --        (.01)         --        (.01)
                                             --------    --------    --------    --------    --------
Net income.................................  $    .16    $    .21    $    .21    $    .23    $    .81
                                             ========    ========    ========    ========    ========
1998
-------------------------------------------
Net sales..................................  $224,629    $235,507    $235,502    $265,044    $960,682
                                             ========    ========    ========    ========    ========
Gross profit...............................  $114,693    $121,757    $116,214    $137,838    $490,502
                                             ========    ========    ========    ========    ========
Income from continuing operations..........  $ 20,750    $ 24,788    $  3,815    $ 28,684    $ 78,037
                                             ========    ========    ========    ========    ========
Discontinued operation.....................        --          --          --      (7,750)     (7,750)
                                             ========    ========    ========    ========    ========
Net income.................................  $ 20,750    $ 24,788    $  3,815    $ 20,934    $ 70,287
                                             ========    ========    ========    ========    ========
Basic Per Common Share Earnings:
Income from continuing operations..........  $    .21    $    .25    $    .04    $    .28    $    .78
Discontinued operation.....................        --          --          --        (.07)       (.08)
                                             --------    --------    --------    --------    --------
Net income.................................  $    .21    $    .25    $    .04    $    .21    $    .70
                                             ========    ========    ========    ========    ========
Diluted Per Common Share Earnings:
Income from continuing operations..........  $    .20    $    .24    $    .04    $    .28    $    .75
Discontinued operation.....................        --          --          --        (.08)       (.07)
                                             --------    --------    --------    --------    --------
Net income.................................  $    .20    $    .24    $    .04    $    .20    $    .68
                                             ========    ========    ========    ========    ========

     Amounts in 1997 and the first and second quarters of 1998 were adjusted to reflect the LRS Merger. The LRS Merger was accounted for as a pooling of interests. The results of operations of LRS were combined with the previously reported results of the Company as if the merger occurred on October 1, 1994, the first full year of LRS' operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 1999 (the "1999 Annual Meeting Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 1999 Annual Meeting Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 1999 Annual Meeting Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 1999 Annual Meeting Proxy Statement under the caption "Election of Directors."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

     1. The consolidated financial statements of Sybron International Corporation and its subsidiaries filed under Item 8:

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     40
Consolidated Balance Sheets as of September 30, 1997 and
  1998......................................................     41
Consolidated Statements of Income for the years ended
  September 30, 1996, 1997 and 1998.........................     42
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1996, 1997 and 1998.............     43
Consolidated Statements of Cash Flows for the years ended
  September 30, 1996, 1997 and 1998.........................     44
Notes to Consolidated Financial Statements..................     45

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

     (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed by the Company during the fourth quarter of its 1998 fiscal year:

     A Form 8-K, dated and filed with the Securities and Exchange Commission on July 13, 1998, containing in Item 5 thereof the updated description of the Company's capital stock.

     A Form 8-K, dated July 20, 1998 and filed with the Securities and Exchange Commission on July 21, 1998, incorporating in Item 5 the Company's Press Release dated July 20, 1998 filed as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     December 11, 1998          SYBRON INTERNATIONAL CORPORATION

                                By           /s/ KENNETH F. YONTZ
                                  ----------------------------------------------
                                     Kenneth F. Yontz, Chairman of the Board,
                                      President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Principal Executive Officer:


            /s/ KENNETH F. YONTZ                          Chairman of the Board,
---------------------------------------------      President and Chief Executive Officer
              Kenneth F. Yontz

     December 11, 1998

       Principal Financial Officer and
        Principal Accounting Officer:

              /s/ DENNIS BROWN                          Vice President -- Finance,
---------------------------------------------      Chief Financial Officer and Treasurer
                Dennis Brown

              December 11, 1998

                       All of the members of the Board of Directors:

               Don H. Davis, Jr.                           /s/ R. JEFFREY HARRIS
               Christopher L. Doerr            ---------------------------------------------
               Robert B. Haas                               R. Jeffrey Harris,
               Thomas O. Hicks                     Attorney and Agent for each member of
               William U. Parfet                         the Board of Directors of
               Joe L. Roby                        Sybron International Corporation under
               Richard W. Vieser                            Powers of Attorney
               Kenneth F. Yontz                          dated December 11, 1998

                       December 11, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     On November 16, 1998, we reported on the consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998, which are included in the 1998 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

Milwaukee, Wisconsin
November 16, 1998

                                                                     SCHEDULE II

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                          ------------------------
                                            BALANCE AT    CHARGED TO    CHARGED TO
                                            BEGINNING     COSTS AND       OTHER                     BALANCE AT
              DESCRIPTION                    OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS    END OF YEAR
              -----------                   ----------    ----------    ----------    ----------    -----------
Year ended September 30, 1996
  Deducted from asset accounts:
     Allowance for doubtful
       receivables......................      $2,763       $ 1,330        $  207(d)    $ 1,325(a)     $2,975
                                              ======       =======        ======       =======        ======
     Inventory reserves.................      $4,078       $ 3,462        $  756(d)    $ 1,304(b)     $6,992
                                              ======       =======        ======       =======        ======
  Legal reserves........................      $3,406       $ 1,066        $   --       $ 1,047(c)     $3,425
                                              ======       =======        ======       =======        ======
  Restructuring reserve.................      $   --       $ 8,277        $   --       $ 4,977(c)     $3,300
                                              ======       =======        ======       =======        ======
Year ended September 30, 1997
  Deducted from asset accounts:
     Allowance for doubtful
       receivables......................      $2,975       $   843        $  247(d)    $   102(a)     $3,963
                                              ======       =======        ======       =======        ======
     Inventory reserves.................      $6,992       $ 2,972        $1,704(d)    $ 3,729(b)     $7,939
                                              ======       =======        ======       =======        ======
  Legal reserves........................      $3,425       $ 1,672        $   --       $ 2,703(c)     $2,394
                                              ======       =======        ======       =======        ======
  Restructuring reserve.................      $3,300       $    --        $   --       $ 2,663(c)     $  637
                                              ======       =======        ======       =======        ======
Year ended September 30, 1998
  Deducted from asset accounts:
     Allowance for doubtful
       receivables......................      $3,963       $ 2,358        $  620(d)    $ 1,141(a)     $5,800
                                              ======       =======        ======       =======        ======
     Inventory reserves.................      $7,939       $   956        $1,479(d)    $ 2,350(b)     $8,024
                                              ======       =======        ======       =======        ======
  Legal reserves........................      $2,394       $  (849)       $   --       $   731(c)     $  814
                                              ======       =======        ======       =======        ======
  Restructuring reserve.................      $  637       $23,340        $   --       $15,937(c)     $8,040
                                              ======       =======        ======       =======        ======

---------------
Note: Above additions and deductions include the effects of foreign currency rate changes.

(a) Uncollectible accounts written off, net of recoveries.

(b) Inventory written off.

(c) Net disbursements.

(d) Reserves of acquired businesses.

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-11091)
                                 EXHIBIT INDEX
                                       TO
                        1998 ANNUAL REPORT ON FORM 10-K

EXHIBIT                                                                  INCORPORATED HEREIN         FILED
  NO.                             DESCRIPTION                              BY REFERENCE TO          HEREWITH
-------                           -----------                            -------------------        --------
  2.1     --   Purchase Agreement, dated as of March 14, 1997      Exhibit 2.1 to the Registrant's
               (the "Purchase Agreement"), by and among the        Current Report on Form 8-K
               owners of the partnership interests in Remel        dated April 25, 1997 (the
               Limited Partnership ("Remel"), Remel Acquisition    "4/25/97 8-K")
               Co. ("Buyer"), Riverside Partners, Inc. and the
               other parties identified therein, relating to the
               purchase by Buyer of all of the partnership
               interests, limited liability company interests and
               capital stock of Remel and the other entities
               whose businesses were acquired by Buyer pursuant
               to the Purchase Agreement (including the
               Registrant's guaranty of the obligations of Buyer
               under the Purchase Agreement).
  2.2     --   Escrow Agreement dated as of April 25, 1997 by and  Exhibit 2.2 to the 4/25/97 8-K
               among Riverside Partners, Inc., Remel Acquisition
               Co. and State Street Bank and Trust Company, as
               escrow agent.
  2.3     --   Agreement and Plan of Reorganization, dated as of   Exhibit 2.1 to the Registrant's
               January 23, 1998, by and among Sybron               Registration Statement on Form
               International Corporation, Normandy Acquisition     S-4 (No. 333-47795)
               Co., LRS Acquisition Corp. and Liberty Partners
               Holdings 5, L.L.C.
  3.1     --   Articles of Incorporation of the Registrant         Exhibit 4.1 to the Registrant's
                                                                   Registration Statement on Form
                                                                   S-8 (File No. 333-47015)
  3.2     --   Bylaws of the Registrant                            Exhibit C to the 1994 Annual
                                                                   Meeting Proxy Statement of
                                                                   Sybron Corporation (the
                                                                   Registrant's predecessor) dated
                                                                   December 17, 1993
  4.1     --   Articles of Incorporation and Bylaws of the         Exhibits 3.1 and 3.2 hereto
               Registrant
  4.2     --   Amended and Restated Credit Agreement dated as of   Exhibit 4.1 to the Registrant's
               July 31, 1995 among Sybron International            Current Report on Form 8-K
               Corporation and certain of its subsidiaries, the    dated July 31, 1995
               several Lenders from time to time parties thereto,
               Chemical Securities Inc. as Arranger, and Chemical
               Bank, as Administrative Agent for the Lenders

EXHIBIT                                                                  INCORPORATED HEREIN         FILED
  NO.                             DESCRIPTION                              BY REFERENCE TO          HEREWITH
-------                           -----------                            -------------------        --------
  4.3     --   First Amendment, dated as of July 9, 1996, to the   Exhibit 4.1 to the Registrant's
               Amended and Restated Credit Agreement, dated as of  Form 10-Q for the quarterly
               July 31, 1995, among the Registrant and certain of  period ended June 30, 1996 its subsidiaries, the several Lenders from time to
               time parties thereto, Chase Securities Inc.
               (formerly known as Chemical Securities Inc.), as
               Arranger, and Chemical Bank (now known as Chase
               Manhattan Bank), as Administrative Agent for the
               Lenders
  4.4     --   Second Amended and Restated Credit Agreement,       Exhibit 4.1 to the 4/25/97 8-K
               dated as of April 25, 1997, constituting the
               Second Amendment to the Amended and Restated
               Credit Agreement, dated as of July 31, 1995 (as
               amended, supplemented or otherwise modified from
               time to time, the "Credit Agreement"), among the
               Registrant and certain of its subsidiaries, the
               several Lenders from time to time parties thereto,
               Chase Securities Inc., as Arranger, and The Chase
               Manhattan Bank, as Administrative Agent for the
               Lenders
  4.5     --   Form of Revolving Credit Note, dated as of April    Exhibit 4.2 to the 4/25/97 8-K
               25, 1997, executed pursuant to the Credit
               Agreement
  4.6     --   Form of Term Note, dated as of April 25, 1997,      Exhibit 4.3 to the 4/25/97 8-K
               executed pursuant to the Credit Agreement
  4.7     --   Form of Swing Line Note, dated as of April 25,      Exhibit 4.4 to the 4/25/97 8-K
               1997, executed pursuant to the Credit Agreement
  4.8     --   Form of CAF Advance Note, dated as of April 25,     Exhibit 4.5 to the 4/25/97 8-K
               1997, executed pursuant to the Credit Agreement
  4.9     --   First Amendment, dated as of July 1, 1998, to the   Exhibit 4.1 to the Registrant's
               Second Amended And Restated Credit Agreement,       Form 10-Q for the quarterly
               dated as of April 25, 1997 (as amended,             period ended June 30, 1998 (the
               supplemented or otherwise modified from time to     "6/30/98 10-Q")
               time, the "Credit Agreement"), among the
               Registrant and certain of its subsidiaries, the
               several Lenders from time to time parties thereto,
               Chase Securities Inc., as Arranger, and The Chase
               Manhattan Bank, as Administrative Agent for the
               Lenders
  4.10    --   Form of Third Amended and Restated Parent Pledge    Exhibit 4.2 to the 6/30/98 10-Q
               Agreement, dated as Of July 1, 1998, executed
               pursuant to the Credit Agreement
  4.11    --   Form of Third Amended and Restated Subsidiaries     Exhibit 4.3 to the 6/30/98 10-Q
               Guarantee, dated as Of July 1, 1998, executed
               pursuant to the Credit Agreement
  4.12    --   Form of Third Amended and Restated Subsidiaries     Exhibit 4.4 to the 6/30/98 10-Q
               Pledge Agreement, Dated as of July 1, 1998,
               executed Pursuant to the Credit Agreement
  4.13    --   Form of Additional Term Note, dated as of July 1,
               1998, executed pursuant to the Credit Agreement                                             X
  4.14    --   Second Amendment, dated as of August 13, 1998, to   Exhibit 4.5 to the 6/30/98 10-Q
               the Credit Agreement

EXHIBIT                                                                  INCORPORATED HEREIN         FILED
  NO.                             DESCRIPTION                              BY REFERENCE TO          HEREWITH
-------                           -----------                            -------------------        --------
 10.1*    --   Form of Employment Agreement with the executive     Exhibit 10(a) to Sybron
               officers of the Registrant                          Corporation's Form 10-K for the
                                                                   fiscal year ended September 30,
                                                                   1993 ("1993 10-K")
 10.2*    --   Schedule of executive officers who are parties to
               the Employment Agreement filed as Exhibit 10.1,
               with a summary of significant terms                                                         X
 10.3*    --   Shareholders Agreement, dated as of May 6, 1992,    Exhibit 10(f-2) to Sybron
               between Sybron Corporation and certain              Corporation's Registration
               shareholders                                        Statement on Form S-1 (No.
                                                                   33-52614)
 10.4*    --   1988 Stock Option Plan                              Exhibit 10(q) to Sybron
                                                                   Corporation's Registration
                                                                   Statement on Form S-1 (No.
                                                                   33-20829)
 10.5*    --   1990 Stock Option Plan                              Exhibit 10(q-2) to Sybron
                                                                   Corporation's Registration
                                                                   Statement on Form S-1 (No.
                                                                   33-20829)
 10.6*    --   Amended and Restated 1994 Outside Directors' Stock  Exhibit 10.41 to the
               Option Plan                                         Registrant's Form 10-K for the
                                                                   fiscal year ended September 30,
                                                                   1996
 10.7*    --   Amendment to the 1988 Stock Option Plan             Exhibit 10(q-4) to Sybron
                                                                   Corporation's Form 10-K for the
                                                                   fiscal year ended September 30,
                                                                   1992 ("1992 10-K")
 10.8*    --   Amendment to the 1990 Stock Option Plan             Exhibit 10(q-6) to the 1992
                                                                   10-K
 10.9*    --   Form of Nonstatutory Stock Option Agreement under   Exhibit 10(r) to Sybron
               the 1988 Stock Option Plan                          Corporation's Registration
                                                                   Statement on Form S-1 (No.
                                                                   33-20829)
 10.10*   --   Form of Nonstatutory Stock Option Agreement under   Exhibit 10(s-1) to Sybron
               the 1990 Stock Option Plan                          Corporation's Registration
                                                                   Statement on Form S-1 (No.
                                                                   33-20829)
 10.11*   --   Form of Nonstatutory Stock Option Agreement under   Exhibit 10(u) to the 1993 10-K
               the 1993 Long-Term Incentive Plan
 10.12*   --   Form of prior Indemnity Agreement with each of the  Exhibit 10(v) to the 1993 10-K executive officers and directors identified on the
               schedule thereto
 10.13    --   Lease Agreement dated December 21, 1988 between     Exhibit 10(bb) to Sybron
               CPA:7 and CPA:8, as landlord, and Ormco             Corporation's Registration
               Corporation; as tenant                              Statement on Form S-1 (No.
                                                                   33-24640)

EXHIBIT                                                                  INCORPORATED HEREIN         FILED
  NO.                             DESCRIPTION                              BY REFERENCE TO          HEREWITH
-------                           -----------                            -------------------        --------
 10.14    --   Lease Agreement dated December 21, 1988 between     Exhibit 10(cc) to Sybron
               CPA:7 and CPA:8, as landlord, and Barnstead         Corporation's Registration
               Thermolyne Corporation, as tenant                   Statement on Form S-1 (No.
                                                                   33-24640)
 10.15    --   Lease Agreement dated December 21, 1988 between     Exhibit 10(dd) to Sybron
               CPA:7 and CPA:8, as landlord, and Kerr              Corporation's Registration
               Manufacturing Company, as tenant                    Statement on Form S-1 (No.
                                                                   33-24640)
 10.16    --   Lease Agreement dated December 21, 1988 between     Exhibit 10(ee) to Sybron
               CPA:7 and CPA:8, as landlord, and Erie Scientific   Corporation's Registration
               Company, as tenant                                  Statement on Form S-1 (No.
                                                                   33-24640)
 10.17    --   Lease Agreement dated December 21, 1988 between     Exhibit 10(ff) to Sybron
               CPA:7 and CPA:8, as landlord, and Nalge Nunc        Corporation's Registration
               International Corporation (formerly Nalge           Statement on File S-1 (No.
               Company), as tenant                                 33-24640)
 10.18    --   Guaranty and Suretyship Agreement dated December    Exhibit 10(gg) to Sybron
               21, 1988 between Sybron Corporation and CPA:7 and   Corporation's Registration
               CPA:8                                               Statement on Form S-1 (No.
                                                                   33-24640)
 10.19    --   Tenant Agreement dated December 21, 1988 between    Exhibit 10(rr) to Sybron
               New England Mutual Life Insurance Company, as       Corporation's Registration
               lender, and CPA:7 and CPA:8, as landlord, and       Statement on Form S-1 (No.
               Ormco Corporation, as tenant                        33-24640)
 10.20    --   Tenant Agreement dated December 21, 1988 between    Exhibit 10(ss) to Sybron
               New England Mutual Life Insurance Company, as       Corporation's Registration
               lender, and CPA:7 and CPA:8, as landlord, and       Statement on Form S-1 (No.
               Barnstead Thermolyne Corporation, as tenant         33-24640)
 10.21    --   Tenant Agreement dated December 21, 1988 between    Exhibit 10(tt) to Sybron
               New England Mutual Life Insurance Company, as       Corporation's Registration
               lender, and CPA:7 and CPA:8, as landlord, and Kerr  Statement on Form S-1 (No.
               Manufacturing Company, as tenant                    33-24640)
 10.22    --   Tenant Agreement dated December 21, 1988 between    Exhibit 10(uu) to Sybron
               New England Mutual Life Insurance Company, as       Corporation's Registration
               lender, and CPA:7 and CPA:8, as landlord, and Erie  Statement on Form S-1 (No.
               Scientific Company, as tenant                       33-24640)
 10.23    --   Tenant Agreement dated December 21, 1988 between    Exhibit 10(vv) to Sybron
               New England Mutual Life Insurance Company, as       Corporation's Registration
               lender, and CPA:7 and CPA:8, as landlord, and       Statement on Form S-1 (No.
               Nalge Nunc International Corporation (formerly      33-24640)
               Nalge Company), as tenant
 10.24    --   Sale and Leaseback Agreement dated December 21,     Exhibit 10(ww) to Sybron
               1988 between Sybron Corporation and New England     Corporation's Registration
               Mutual Life Insurance Company, as lender            Statement on Form S-1 (No.
                                                                   33-24640)

EXHIBIT                                                                  INCORPORATED HEREIN         FILED
  NO.                             DESCRIPTION                              BY REFERENCE TO          HEREWITH
-------                           -----------                            -------------------        --------
 10.25    --   Environmental Risk Agreement dated December 21,     Exhibit 10(xx) to Sybron
               1988 from Sybron Corporation and Ormco              Corporation's Registration
               Corporation, as indemnitors, to New England Mutual  Statement on Form S-1 (No.
               Life Insurance Company, as lender, and CPA:7 and    33-24640)
               CPA:8, as borrowers
 10.26    --   Environmental Risk Agreement dated December 21,     Exhibit 10(yy) to Sybron
               1988 from Sybron Corporation and Barnstead          Corporation's Registration
               Thermolyne Corporation, as indemnitors, to New      Statement on Form S-1 (No.
               England Mutual Life Insurance Company, as lender,   33-24640)
               and CPA:7 and CPA:8, as borrowers
 10.27    --   Environmental Risk Agreement dated December 21,     Exhibit 10(zz) to Sybron
               1988 from Sybron Corporation and Kerr               Corporation's Registration
               Manufacturing Company, as indemnitors, to New       Statement on Form S-1 (No.
               England Mutual Life Insurance Company, as lender,   33-24640)
               and CPA:7 and CPA:8, as borrowers
 10.28    --   Environmental Risk Agreement dated December 21,     Exhibit 10(aaa) to Sybron
               1988 from Sybron Corporation and Erie Scientific    Corporation's Registration
               Company, as indemnitors, to New England Mutual      Statement on Form S-1 (No.
               Life Insurance Company, as lender, and CPA:7 and    33-24640)
               CPA:8, as borrowers
 10.29    --   Environmental Risk Agreement dated December 21,     Exhibit 10(bbb) to Sybron
               1988 from Sybron Corporation and Nalge Nunc         Corporation's Registration
               International Corporation (formerly Nalge           Statement on Form S-1 (No.
               Company), as indemnitors, to New England Mutual     33-24640)
               Life Insurance Company, as lender, and CPA:7 and
               CPA:8, as borrowers
 10.30*   --   Life insurance policy for Kenneth F. Yontz,         Exhibit 10(eee) to Sybron
               executive officer of the Registrant                 Corporation's Registration
                                                                   Statement on Form S-1 (No.
                                                                   33-45948)
 10.31*   --   Life insurance policy for Frank H. Jellinek, Jr.,   Exhibit 10(eee-1) to Sybron
               executive officer of the Registrant                 Corporation's Registration
                                                                   Statement on Form S-1 (No.
                                                                   33-45948)
 10.32*   --   Life insurance policy for Floyd W. Pickrell, Jr.,   Exhibit 10(eee-4) to Sybron
               executive officer of the Registrant                 Corporation's Registration
                                                                   Statement on Form S-1 (No.
                                                                   33-45948)
 10.33*   --   Life insurance policy for R. Jeffrey Harris,        Exhibit 10(rr) to the 1993 10-K
               executive officer of the Registrant
 10.34    --   Lease Agreement, as amended, with respect to Ormco  Exhibit 10(fff) to Sybron
               Corporation's manufacturing facility in Glendora,   Corporation's Registration
               CA                                                  Statement on Form S-1 (No.
                                                                   33-20829)
 10.35*   --   Form of Indemnification Agreement with each of the  Exhibit 10.36 to the executive officers and directors identified on the  Registrant's Form 10-K for the
               schedule thereto                                    fiscal year ended September 30,
                                                                   1997 (the "1997 10-K")

EXHIBIT                                                                  INCORPORATED HEREIN         FILED
  NO.                             DESCRIPTION                              BY REFERENCE TO          HEREWITH
-------                           -----------                            -------------------        --------
 10.36*   --   Amended and Restated 1993 Long-Term Incentive Plan  Exhibit A to the Registrant's
                                                                   Proxy Statement dated December
                                                                   23, 1997 for its Annual Meeting
                                                                   of Shareholders on January 30,
                                                                   1998
 10.37*   --   Amended and Restated Senior Executive Incentive     Exhibit A to the Registrant's
               Compensation Plan                                   1997 Annual Meeting Proxy
                                                                   Statement dated December 20,
                                                                   1996
 10.38*   --   Life Insurance Policy for Dennis Brown, executive   Exhibit 10.42 to the
               officer of the Registrant                           Registrant's Form 10-K for the
                                                                   fiscal year ended September 30,
                                                                   1995 (the "1995 10-K")
 10.39*   --   Consulting Agreement by and between William U.      Exhibit 10.43 to the 1997 10-K
               Parfet and Richard-Allan Scientific Company dated
               as of June 8, 1995
 10.40*   --   Sybron International Corporation Deferred
               Compensation Plan                                                                           X
 21       --   Subsidiaries of the Registrant                                                              X
 23       --   Consent of KPMG Peat Marwick LLP                                                            X
 24       --   Powers of Attorney of directors of the Registrant                                           X
 27.1     --   Financial Data Schedule                                                                     X
 27.2     --   Restated Financial Data Schedule (fiscal year
               ended September 30, 1997)                                                                   X
 27.3     --   Restated Financial Data Schedule (fiscal year
               ended September 30, 1996)                                                                   X

---------------
* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.