Form 10-Q
period 1998-12-31
SYBRON INTERNATIONAL CORP
filed 1999-02-16
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________to_______________

Commission File Number: 1-11091

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


   ---------------------------------------------------------------------
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

         At February 9, 1999 there were 103,254,043 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                   Index                                                         Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, December 31, 1998
   and September 30, 1998 (unaudited)                                                              2

Consolidated Statements of Income for the three months
  ended December 31, 1998 and 1997 (unaudited)                                                     3

Consolidated Statements of Shareholders' Equity for the year ended
  September 30, 1998 and the three months ended December 31, 1998 (unaudited)                      4

Consolidated Statements of Cash Flows for the three months ended
  December 31, 1998 and 1997 (unaudited)                                                           5

Notes to Unaudited Consolidated Financial Statements                                               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                    11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                23

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          27

SIGNATURES                                                                                        28

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                                                                December 31,          September 30,
                                                                                                    1998                     1998
                                                                                                -----------             -----------
Current assets:
  Cash and cash equivalents ........................................................            $    21,750             $    23,891
  Accounts receivable (less allowance for doubtful
    receivables of $6,158 and $5,693, respectively) ................................                182,247                 192,657
  Inventories (note 2) .............................................................                176,560                 165,793
  Deferred income taxes ............................................................                 25,478                  30,305
  Net assets held for sale (note 8) ................................................                 50,649                  51,562
  Prepaid expenses and other current assets ........................................                 18,679                  17,429
                                                                                                -----------             -----------
       Total current assets ........................................................                475,363                 481,637
                                                                                                -----------             -----------
Property, plant and equipment net of accumulated depreciation
    of $192,318 and $178,048, respectively .........................................                227,140                 222,758
Intangible assets ..................................................................                854,815                 817,058
Deferred income taxes ..............................................................                 14,718                  15,242
Other assets .......................................................................                  6,451                   8,848
                                                                                                -----------             -----------
       Total assets ................................................................            $ 1,578,487             $ 1,545,543
                                                                                                ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................................            $    45,233             $    49,713
  Current portion of long-term debt ................................................                 40,316                  39,396
  Income taxes payable .............................................................                 14,451                  20,195
  Accrued payroll and employee benefits ............................................                 31,427                  39,950
  Restructuring reserve (note 6) ...................................................                  6,373                   7,609
  Reserve for discontinued operations ..............................................                  3,574                  12,201
  Deferred income taxes ............................................................                 10,128                   9,072
  Other current liabilities ........................................................                 34,387                  37,785
                                                                                                -----------             -----------
      Total current liabilities ....................................................                185,889                 215,921
                                                                                                -----------             -----------
Long-term debt .....................................................................                828,347                 790,089
Deferred income taxes ..............................................................                 49,570                  50,564
Other liabilities ..................................................................                 12,863                  13,912
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares ....................                      -                       -
  Common Stock, $.01 par value; authorized 250,000,000
    shares, issued 103,155,459 and 102,902,496 shares, respectively ................                  1,032                   1,029
  Equity Rights,  50 rights at $1.09 per right .....................................                      -                       -
  Additional paid-in capital .......................................................                237,731                 234,069
  Retained earnings ................................................................                284,507                 260,647
  Cumulative foreign currency translation adjustment ...............................                (21,452)                (20,688)
  Treasury common stock, 220 shares at cost ........................................                      -                       -
                                                                                                -----------             -----------
       Total shareholders' equity ..................................................                501,818                 475,057
                                                                                                -----------             -----------
       Total liabilities and shareholders' equity ..................................            $ 1,578,487             $ 1,545,543
                                                                                                ===========             ===========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                       Three Months Ended
                                                                                                           December 31,
                                                                                                  1998                       1997
                                                                                                  ----                       ----

Net sales ......................................................................                $ 248,330                 $ 214,820
Cost of sales:
   Cost of product sold ........................................................                  122,562                   103,183
   Depreciation of purchase accounting adjustments .............................                      167                       165
                                                                                                ---------                 ---------

Total cost of sales ............................................................                  122,729                   103,348
                                                                                                ---------                 ---------

Gross profit ...................................................................                  125,601                   111,472

Selling, general and administrative expenses ...................................                   62,771                    57,810
Merger, transaction and integration expenses (note 7)  .........................                    2,691                         -
Depreciation and amortization of purchase
 accounting adjustments ........................................................                    7,260                     6,077
                                                                                                ---------                 ---------

Operating income ...............................................................                   52,879                    47,585
                                                                                                ---------                 ---------

Other income (expense):
   Interest expense ............................................................                  (14,116)                  (13,275)
   Amortization of deferred financing fees .....................................                      (80)                      (53)
   Other, net ..................................................................                      242                       (57)
                                                                                                ---------                 ---------

Income before income taxes and discontinued
 operations ....................................................................                   38,925                    34,200

Income taxes ...................................................................                   15,604                    13,386
                                                                                                ---------                 ---------
Income from continuing operations ..............................................                   23,321                    20,814

Income from discontinued operations (net of income tax
 of $385 and $780) (note 8) ....................................................                      539                     1,132
                                                                                                ---------                 ---------

Net income .....................................................................                $  23,860                 $  21,946
                                                                                                =========                 =========

Basic earnings per common share from continuing
 operations ....................................................................                $     .23                 $     .20
Discontinued operations ........................................................                       --                       .02
                                                                                                ---------                 ---------
Basic earnings per share .......................................................                $     .23                 $     .22
                                                                                                =========                 =========

Diluted earnings per common share from continuing
 operations ....................................................................                $     .22                 $     .20
Discontinued operations ........................................................                      .01                       .01
                                                                                                ---------                 ---------
Diluted earnings per common share ..............................................                $     .23                 $     .21
                                                                                                =========                 =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998
                  AND THE THREE MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                     ADDITIONAL
                                                                   COMMON            EQUITY            PAID-IN             RETAINED
                                                                    STOCK            RIGHTS            CAPITAL             EARNINGS
                                                                  ---------          ------          ----------            --------

Balance at  September 30, 1997 ........................           $   1,014           $   -           $ 212,664           $ 189,965
Shares issued in connection
 with the exercise of 1,445,760
 stock options ........................................                  15               -              12,970                   -
Conversion of 200 equity rights to 872
 shares of common stock ...............................                   -               -                   -                  (1)
Tax benefits related to stock options .................                   -               -               7,291                   -
Dividends paid by "A" Company
  prior to the merger .................................                   -               -                 314                (479)
Dividends paid by Pinnacle Products of
  Wisconsin prior to the merger .......................                   -               -                   -              (4,682)
Shares issued related to a deferred
  compensation plan of "A" Company ....................                   -               -                 830                   -
Net income (Unaudited) ................................                   -               -                   -              75,844
Cumulative foreign currency
 translation adjustment ...............................                   -               -                   -                   -
                                                                  ---------           -----           ---------           ---------
Balance at September 30, 1998 .........................           $   1,029           $   -           $ 234,069           $ 260,647
                                                                  =========           =====           =========           =========
Shares issued in connection
 with the exercise of 252,963
 stock options ........................................                   3               -               2,233                   -
Tax benefits related to stock options .................                   -               -               1,429                   -
Net income (Unaudited) ................................                   -               -                   -              23,860
Cumulative foreign currency
 translation adjustment ...............................                   -               -                   -                   -
                                                                  ---------           -----           ---------           ---------
Balance at December 31, 1998 ..........................           $   1,032           $   -           $ 237,731           $ 284,507
                                                                  =========           =====           =========           =========




                                                                          CUMULATIVE
                                                                           FOREIGN
                                                                           CURRENCY               TREASURY                TOTAL
                                                                         TRANSLATION               COMMON             SHAREHOLDERS'
                                                                          ADJUSTMENT                STOCK                EQUITY
                                                                          ----------               --------           -------------

Balance at  September 30, 1997 .............................              $ (24,981)              $      (1)              $ 378,661
Shares issued in connection
 with the exercise of 1,445,760
 stock options .............................................                      -                       -                  12,985
Conversion of 200 equity rights to 872
 shares of common stock ....................................                      -                       1                       -
Tax benefits related to stock options ......................                      -                       -                   7,291
Dividends paid by "A" Company
  prior to the merger ......................................                      -                       -                    (165)
Dividends paid by Pinnacle Products of
  Wisconsin prior to the merger ............................                      -                       -                  (4,682)
Shares issued related to a deferred
  compensation plan of "A" Company .........................                      -                       -                     830
Net income (Unaudited) .....................................                      -                       -                  75,844
Cumulative foreign currency
 translation adjustment ....................................                  4,293                       -                   4,293
                                                                          ---------               ---------               ---------
Balance at September 30, 1998 ..............................              $ (20,688)                  $   -               $ 475,057
                                                                          =========               =========               =========
Shares issued in connection
 with the exercise of 252,963
 stock options .............................................                      -                       -                   2,236
Tax benefits related to stock options ......................                      -                       -                   1,429
Net income (Unaudited) .....................................                      -                       -                  23,860
Cumulative foreign currency
 translation adjustment ....................................                   (764)                      -                    (764)
                                                                          ---------               ---------               ---------
Balance at December 31, 1998 ...............................              $ (21,452)                  $   -               $ 501,818
                                                                          =========               =========               =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                           Three Months Ended
                                                                                                               December 31,
                                                                                                         1998                 1997
                                                                                                         ----                 ----
Cash flows from operating activities:
 Net income ..............................................................................            $ 23,860             $ 21,946
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation ...........................................................................               8,542                7,488
  Amortization ...........................................................................               7,292                6,104
  Provision for losses on doubtful accounts ..............................................                 294                  (95)
  Inventory provisions ...................................................................                 313                 (629)
  Deferred income taxes ..................................................................              (5,413)                  92
     Changes in assets and liabilities:
  Decrease in accounts receivable ........................................................              14,484                2,937
  Increase in inventories ................................................................              (7,413)              (8,419)
  Decrease (increase) in prepaid expenses and other current assets .......................               3,306               (5,587)
  Increase (decrease) in accounts payable ................................................              (6,156)                 635
  Increase (decrease) in income taxes payable ............................................              (4,628)               2,751
  Decrease in accrued payroll and employee benefits ......................................              (9,580)              (6,334)
  Decrease in reserve for discontinued operations ........................................              (8,627)                   -
  Decrease in restructuring reserve ......................................................              (1,236)                   -
  Increase in other current liabilities ..................................................               2,802                2,901
  Net change in other assets and liabilities .............................................                 644               10,763
                                                                                                      --------             --------
  Net cash provided by operating activities ..............................................              18,484               34,553

Cash flows from investing activities:
  Capital expenditures ...................................................................              (6,007)              (9,221)
  Proceeds from sales of property, plant, and equipment ..................................                 115                1,729
  Net payments for businesses acquired ...................................................             (54,059)             (53,287)
                                                                                                      --------             --------
   Net cash used in investing activities .................................................             (59,951)             (60,779)

Cash flows from financing activities:
 Increase in the revolving credit facility ...............................................              48,000               40,400
 Principal payments on long-term debt ....................................................             (10,602)              (9,608)
 Proceeds from the exercise of common stock options ......................................               2,236                2,870
 Deferred financing fees .................................................................                  (5)                   -
 Other ...................................................................................               1,634               (3,580)
                                                                                                      --------             --------
  Net cash provided by financing activities ..............................................              41,263               30,082

Effect of exchange rate changes on cash ..................................................              (1,937)                (755)
Net increase (decrease) in cash and cash equivalents .....................................              (2,141)               3,101
Cash and cash equivalents at beginning of year ...........................................              23,891               18,003
                                                                                                      --------             --------
Cash and cash equivalents at end of period ...............................................            $ 21,750             $ 21,104
                                                                                                      ========             ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ................................................            $ 15,019             $ 14,076
 Cash paid during the period for income taxes ............................................              14,446                6,924
 Capital lease obligations incurred ......................................................                 145                  165

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods presented have been included. All such adjustments were of a normal recurring nature. The results for the three month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the three month period ended December 31, 1997, as originally reported, have been reclassified to conform with the three month period ended December 31, 1998 presentation.

     All prior period data has been adjusted to reflect the results of LRS Acquisition Corp. ("LRS"), the parent of "A" Company Orthodontics (`"A" Company'), and Pinnacle Products of Wisconsin, Inc. ("Pinnacle"), which merged with subsidiaries of the Company on April 9, 1998 and October 29, 1998, respectively. The results of LRS and Pinnacle, each of whose merger was accounted for as a pooling of interests, were combined with the Company's previously reported results as if the mergers occurred as of the beginning of all reported periods.

     In addition, all prior period data has been adjusted to reflect the reclassification of the businesses of Nalge Process Technologies Group, Inc. ("NPT") to discontinued operations. (See note 8)

2.   Inventories at December 31, 1998 consist of the following:


                                              (In thousands)

      Raw materials                             $ 53,577
      Work-in-process                             32,903
      Finished goods                              96,432
      LIFO Reserve                                (6,352)
                                                --------
                                                $176,560

3. Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of income.

     Comprehensive income and the components of comprehensive income (loss) for the three-month periods ended December 31, 1998 and 1997 are as follows:
     (In thousands)


                                                            Three months ended
                                                               December 31,
                                                          1998             1997
                                                          ----             ----
      Net income                                      $ 23,860          $21,946
      Other comprehensive income (loss)
        Foreign currency translation                      (764)            (134)
                                                      --------          -------
      Comprehensive income                            $ 23,096          $21,812
                                                      ========          =======

4. Acquisitions completed in the first quarter of fiscal 1999 are as follows:

   (a) On October 2, 1998, a subsidiary of Sybron Laboratory Products Corporation ("SLPC") purchased Invitro Scientific Products, Inc. ("IVSP"), which is located in St. Louis, Missouri and produces roller bottles and packaging containers used in biological production facilities to manufacture vaccines, pharmaceuticals, and other reagents. IVSP's annual sales are approximately $5 million.

   (b) On October 13, 1998, SLPC acquired the stock of Corning Samco Corporation ("Samco"), which is located in San Fernando, California. Samco is a leading manufacturer of disposable plastic products used to store and transfer small amounts of liquids in the laboratory. The two major products are transfer pipettes and specimen containers. Samco had net sales of approximately $23 million in calendar year 1997.

   (c) On October 29, 1998, Sybron completed the merger of Pinnacle Products of Wisconsin, Inc. ("Pinnacle") and a subsidiary of Sybron formed for that purpose (the "Pinnacle Merger") and a related purchase of real estate used in Pinnacle's operations. Pinnacle is a manufacturer of dental disposal infection control products with annual sales of approximately $12 million.

          Under the terms of the merger agreement and the related real estate purchase agreement the Pinnacle shareholder and the owners of the purchased real estate received 1,897,418 shares of the Company's common stock (valued at approximately $46.0 million based on the Company's closing price on October 29, 1998) for all of the outstanding shares of Pinnacle and the purchased real estate.

          The merger was structured as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information has been restated to include the financial results of Pinnacle.

           Results of the Company and Pinnacle before and after giving effect to the Pinnacle Merger are as follows:


                                                                Three Months Ended             Three Months Ended
                                                                 December 31, 1998              December 31, 1997
                                                                 -----------------              -----------------

                                                                                 (Unaudited)
                                                                                (In thousands)
           Total net sales:

           The Company                                                $244,802                      $211,801
           Pinnacle                                                      3,528                         3,019
                                                                      --------                      --------
           The Company, giving effect to the merger                   $248,330                      $214,820
                                                                      ========                      ========

           Net income:

           The Company                                                $ 22,719                      $ 21,204
           Pinnacle (i)                                                  1,141                           742
                                                                      --------                       -------
           The Company, giving effect to the merger                   $ 23,860                      $ 21,946
                                                                      ========                      ========
--------------------


          (i) Prior to the merger, Pinnacle was an S corporation and, therefore, income tax expense was not reflected in its historical net income. A Pro forma adjustment to net income of $0.5 million is reflected in the three month period ended December 31, 1997.

   (d) On November 2, 1998, a subsidiary of SLPC purchased certain assets of the Pacofin Intersep Filtration Products business from Pacofin Ltd. The business, located in Wokingham, England and to be consolidated with Nalge Nunc International operations, produces ultra filtration products. Intersep's annual sales are approximately $0.9 million.

   Acquisitions completed after the first quarter of fiscal 1999 are as follows:

   (a) On January 5, 1999, a subsidiary of SLPC acquired the assets of Scientific Resources, Inc. ("SRI"), a producer and distributor of chromatography supplies located in Eatontown, New Jersey. SRI's principal products are vials, caps and septa, and disposable products used mainly in gas chromatography and high pressure liquid chromatography applications. SRI sells mainly to analytical chemistry laboratories in the pharmaceutical, environmental, chemical, food, forensic, academic and energy industries. Annual sales are approximately $4.5 million.

   (b) On January 6, 1999, a subsidiary of SLPC acquired certain operating assets of Rascher & Betzold, Inc., a manufacturer of high precision-grade hydrometers, thermometers and scientific glassware located in Chicago, Illinois. Annual sales are approximately $0.1 million.

   (c) On January 6, 1999, a subsidiary of SLPC acquired the assets of Laboratory Devices, Inc. ("LDI"), a manufacturer of melting point apparatus and other constant temperature laboratory equipment. LDI's annual sales are approximately $1.0 million.

   (d) On January 7, 1999, a subsidiary of SLPC acquired the HistoScreen(R) and HistoGel(TM) product lines of Perk Scientific. These products, with annual sales of approximately $1.0 million, are used for handling small tissue specimens during histology processing.

   (e) On January 22, 1999, SLPC acquired Molecular BioProducts, Inc. ("MBP"), located in San Diego, California. MBP is one of the leading manufacturers of disposable liquid handling products used in molecular biology and life science markets. MBP's annual sales are approximately $19.0 million.

   (f) On February 3, 1999, a subsidiary of SLPC acquired Stahmer, Weston & Co., Inc. ("Stahmer Weston") located in Portsmouth, New Hampshire. Stahmer Weston produces a line of hand care products for health care workers and a line of specimen container products. Annual sales are approximately $3.0 million.

     All of the acquisitions, except for the merger with Pinnacle, were made for cash and are being accounted for as purchases with the results of the acquired entity being included in the Company's financial statements from the date of the acquisition.

5. On January 30, 1998 the Company announced a two-for-one stock split in the form of a 100 percent stock dividend (one share of stock for each outstanding share of stock), which was distributed on February 20, 1998, to shareholders of record at the close of business on February 12, 1998. The financial results for all periods presented have been restated to reflect this change.

6. In June 1998, the Company recorded a restructuring charge of $24.0 million ($16.7 million after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales ($6.4 million), selling, general and administrative expenses ($16.9 million) and income tax expense ($0.7 million). Principal items included in the reserve were severance and termination costs for approximately 165 notified employees (primarily production, sales and marketing personnel) (approximately $8.4 million), the non-cash write-off of certain fixed assets and inventory associated with exited product lines (approximately $8.7 million), the non cash write-off of goodwill associated with discontinued product lines (approximately $2.1 million), remaining lease payments and shut down costs on exited facilities and other contractual obligations (approximately $2.0 million), a statutory tax penalty (approximately $0.7 million), and other related restructuring costs (approximately $2.1 million). As of December 31, 1998, the Company has made cash payments of approximately $5.9 million and has written off approximately $11.4 million of fixed assets, inventory, goodwill and other miscellaneous items relating to the restructuring reserve. Because the operations of NPT were reclassified into discontinued operations, in December 1998, approximately $0.4 million of the restructuring reserve (the portion associated with NPT) was reclassified to discontinued operations. The remaining amount of approximately $6.3 million relates to obligations the majority of which will be paid in the next nine months. Remaining obligations at December 31, 1998 include approximately $4.0 million of severance and termination costs to notified employees, approximately $0.7 million for a statutory tax penalty, approximately $0.5 million for contractual obligations, approximately $0.6 million for statutory obligations and $0.5 million for other related restructuring costs.

7. In the quarter ended December 31, 1998, the Company incurred approximately $2.7 million ($1.6 million after tax or $.02 per share on a diluted basis) of costs associated with the Pinnacle Merger and the integration of "A" Company, a subsidiary of LRS. Approximately $2.0 million of these charges were related to the Pinnacle Merger and were adjustments to the consideration paid. The remaining $0.7 million related to ongoing merger and integration expenses associated with the LRS Merger. The Company expects to incur an estimated additional $0.6 million before taxes in both the second and third quarters of fiscal 1999.

8. On January 22, 1999, Sybron announced plans to conclude negotiations to sell NPT, and on February 10, 1999, announced Nalge Nunc International Corporation had signed an agreement to sell NPT to Norton Performance Plastics Corporation. Completion of the sale is subject to obtaining necessary governmental approvals. As set forth in footnote 1 above, all prior period data has been adjusted to reflect the reclassification of NPT to discontinued operations.

     Sales from NPT were $ 10.3 million and $ 12.8 million in the quarters ended December 31, 1998 and 1997, respectively. Certain expenses have been allocated to discontinued operations including interest expense which was allocated based upon the historical purchase prices and cash flows of the companies comprising NPT.

     The components of net assets of discontinued operations included in the Consolidated Balance Sheets at September 30 and December 31, 1998 are as follows:


                                                                     December 31,         September 30,
                                                                         1998                   1998
                                                                         ----                   ----
                                                                                 (Unaudited)
                                                                                (In thousands)
         Cash                                                         $    341              $     317
         Net account receivables                                         8,402                  8,977
         Net inventories                                                10,250                 10,152
         Other current assets                                              233                    158
         Intangible assets                                              33,377                 33,607
         Property plant and equipment - net                              3,013                  2,930
         Current portion of long term debt                                 (29)                   (25)
         Accounts payable                                               (2,619)                (2,339)
         Accrued liabilities                                            (1,017)                (1,012)
         Deferred income taxes- net                                     (1,298)                (1,195)
         Long term debt                                                     (4)                    (8)
                                                                      --------               --------
                                                                      $ 50,649              $  51,562
                                                                      ========              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The subsidiaries of the Company are leading manufacturers of value-added products for the laboratory and professional dental and orthodontic markets in the United States and abroad. The laboratory businesses are grouped under Sybron Laboratory Products Corporation ("SLPC"), and the dental and orthodontic businesses are grouped under Sybron Dental Specialties, Inc. ("SDS"). Their major product categories and their primary subsidiaries in each category are as follows:

                                      SLPC

Labware and Life Sciences                  Diagnostics and Microbiology

Nalge Nunc International Corporation       Applied Biotech, Inc.
National Scientific Company                CASCO-NERL Diagnostics Corporation
Nunc A/S                                   Diagnostic Reagents, Inc.
Nalge (Europe), Ltd.                       Alexon-Trend, Inc.
Molecular BioProducts, Inc.                Remel Inc.



Clinical and Industrial Technologies       Laboratory Equipment

Erie Scientific Company                    Barnstead Thermolyne Corporation
Chase Scientific Glass, Inc.               Lab-Line Instruments, Inc.
The Naugatuck Glass Company
Richard-Allan Scientific Company
Samco Scientific Corporation
Gerhard Menzel Glasbearbeitungswerk
         GmbH & Co. K.G.


                                      SDS

Professional Dental                         Orthodontics

Kerr Corporation                            Ormco Corporation
Beavers Dental Company                      Pinnacle Products, Inc
Metrex Research Corporation                 Allesee Orthodontic Appliances, Inc.

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

         Our results for the first quarter of fiscal 1999 contain charges relating to integration charges associated with the merger with LRS Acquisition Corp. ("LRS") (the "LRS Merger"), the parent of "A" Company, and transaction costs associated with the merger with Pinnacle Products of Wisconsin, Inc. ("Pinnacle") (the "Pinnacle Merger"). In addition, because the LRS and Pinnacle Mergers are each accounted for as a pooling of interests, all prior period data have been adjusted to reflect the historical results of LRS, "A" Company and Pinnacle as if the Mergers took place on the first day of the reporting period. In addition, as a result of management's decision to sell Nalge Process Technologies Group, Inc. ("NPT"), historical financial data relating to NPT have been reclassified to discontinued operations.

         All results referred to below include the adjustments to the historical results for the pooling of interest transactions and the discontinued operation, unless otherwise specifically noted.

         Both our sales and operating income for the quarter ended December 31, 1998 grew over the corresponding prior year period. Net sales for the quarter ended December 31, 1998 increased by 15.6% over the corresponding fiscal 1998 period. Operating income for the quarter before merger, transaction and integration related expenses increased by 16.8% over the corresponding fiscal 1998 period.

         Sales growth in the quarter ended December 31, 1998 was strong both domestically and internationally. Domestic and international sales increased by 17.0% and by 12.7%, respectively, over the corresponding fiscal 1998 period.

         Acquisitions aided sales growth significantly during the quarter accounting for $24.0 million and $8.9 million of the domestic and international sales increase, respectively. This quarter showed internal growth of 4.1% prior to adjustments for the pooling of interest transactions.

         We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed four acquisitions in the first quarter of fiscal 1999 and six in the second fiscal quarter through February 3, 1999. (See Note 4 to the Unaudited Consolidated Financial Statements.)

         Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $15.8 million and $13.6 million for the quarters ended December 31, 1998 and 1997, respectively. Our earnings before interest, taxes, depreciation and amortization ("EBITDA") which, as discussed below in "Liquidity and Capital Resources", we believe is the appropriate measure of our ability to internally fund our liquidity requirements, amounted to $71.6 million and $61.1 million for the quarters ended December 31, 1998 and 1997, respectively. EBITDA represents, for any relevant period, net income from continuing operations plus (i) interest expense, (ii) provision for income taxes, (iii) acquisition related expenses and (iv) depreciation and amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

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

         From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. Two of these options were sold in the third quarter of fiscal 1998 for $0.4 million. The remaining options expired worthless in the fourth quarter of 1998. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark and the French franc as compared to the third and fourth quarters of 1997. In October 1998, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options are designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1997

         NET SALES. Net sales for the three months ended December 31, 1998 were $248.3 million, an increase of $33.5 million (15.6%) from net sales of $214.8 million for the corresponding three months ended December 31, 1997. Sales in the laboratory segment were $156.4 million for the three months ended December 31, 1998, an increase of 25.9% from the corresponding 1998 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies, net of a divested product line (approximately $27.9 million), (ii) price increases (approximately $1.7 million), (iii) increased volume from sales of existing products (approximately $1.6 million), (iv) increased volume from sales of new products (approximately $1.1 million) and (v) favorable foreign currency impacts (approximately $0.8 million). Increased sales in the laboratory segment were partially offset by an unfavorable product mix (approximately $0.8 million). In the dental segment, net sales were $91.9 million for the three months ended December 31, 1998, an increase of 1.5% from the corresponding fiscal 1998 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies, net of discontinued product lines (approximately $3.3 million) and (ii) increased volume from sales of new products (approximately $0.4 million). Increased sales in the dental segment were partially offset by reduced volume from sales of existing products (approximately $2.3 million).

         GROSS PROFIT. Gross profit for the three months ended December 31, 1998 was $125.6 million, an increase of 12.7% from gross profit of $111.5 million for the corresponding fiscal 1998 period. Gross profit in the laboratory segment was $73.6 million (47.1% of net segment sales), an increase of 24.8% from gross profit of $59.0 million (47.5% of net segment sales) during the corresponding fiscal 1998 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $12.9 million), (ii) price increases (approximately $1.7 million) and (iii) increased volume (approximately $1.3 million). Increased gross profit in the laboratory segment was partially offset by (i) increased manufacturing overhead (approximately $0.9 million) and (ii) an unfavorable product mix (approximately $0.5 million). In the dental segment, gross profit was $52.0 million (56.5% of net segment sales) for the three months ended December 31, 1998, a decrease of 1.0% from gross profit of $52.5 million (57.9% of net segment sales) during the corresponding fiscal 1998 period. The changes in gross profit in the dental segment resulted primarily from (i) the effects of acquired companies (approximately $1.6 million), (ii) decreased manufacturing overhead (approximately $1.2 million) and (iii) an improved product mix (approximately $0.3 million). Increased gross profit was offset by (i) inventory adjustments (approximately $2.2 million), (ii) reduced volume (approximately $1.1 million) and (iii) unfavorable foreign currency impacts (approximately $0.3 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses prior to merger, transaction and integration expenses for the three months ended December 31, 1998 were $70.0 million (28.2% of net sales) as compared to $63.9 million (29.7% of net sales) in the corresponding fiscal 1998 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $5.7 million, representing an increase of 8.6% from $5.2 million in the corresponding fiscal 1998 period. The increase at the corporate level was primarily due to increased professional service expenses. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $64.4 million (25.9% of net sales), representing an increase of 9.7% from $58.7 million (27.3% of net sales) in the corresponding fiscal 1998 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $5.3 million), (ii) increased general and administrative expenses (approximately $1.2 million), (iii) increased amortization of intangible assets related to acquired businesses (approximately $1.2 million) and (iv) increased research and development expenditures (approximately $0.4 million), partially offset by (i) a reduction in marketing expense (approximately $1.9 million) and
(ii) favorable foreign currency impacts (approximately $0.5 million).

         MERGER, TRANSACTION AND INTEGRATION EXPENSES. During the first quarter of fiscal 1999, the Company incurred merger, transaction and integration expenses of approximately $2.7 million. These charges consisted of transaction expenses associated with the Pinnacle Merger (approximately $2.1 million) and ongoing integration costs associated with the LRS Merger (approximately $0.6 million). The Company expects to incur an additional $0.6 million in each of the second and third quarters of fiscal 1999 related to integration expenses associated with the LRS Merger.

         OPERATING INCOME. Operating income before merger, transaction and integration expenses was $55.6 million (22.4% of net sales) for the three months ended December 31, 1998 compared to $47.6 million (22.2% of net sales) in the corresponding fiscal 1998 period. Operating income in the laboratory segment was $34.9 million (22.3% of net segment sales) compared to $27.7 million (22.3% of net segment sales) in the corresponding fiscal 1998 period. Operating income in the dental segment was $20.6 million (22.4% of net segment sales) compared to $19.9 million (21.9% of net segment sales) in the corresponding fiscal 1998 period.

         INTEREST EXPENSE. Interest expense was $14.1 million for the three months ended December 31, 1998 compared to $13.3 million in the corresponding fiscal 1998 period. This increase resulted from a higher debt balance primarily from our acquisition activity. Interest expense for the three months ended December 31, 1998 and 1997 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

         INCOME TAXES. Taxes on income increased $2.2 million when compared to the fiscal 1998 period primarily as a result of increased earnings.

         NET INCOME FROM CONTINUING OPERATIONS. As a result of the foregoing, we had net income of $23.3 million for the three months ended December 31, 1998 compared to $20.8 million in the corresponding fiscal 1998 period.

         DISCONTINUED OPERATIONS. On January 22, 1999, Sybron announced plans to conclude negotiations to sell NPT, and on February 10, 1999, announced Nalge Nunc International Corporation had signed an agreement to sell NPT to Norton Performance Plastics Corporation. Completion of the sale is subject to obtaining necessary governmental approvals. As a result of this action, the operations of NPT have been classified as a discontinued operation and the results have been reclassified in the financial statements as if NPT had been discontinued on the first day of the reporting periods. Income from discontinued operations was $0.5 million for the first quarter of fiscal 1999, a decrease of $0.6 million from the corresponding fiscal 1998 quarter. Based upon the December 31, 1998 balance sheet of NPT, it is expected that upon consummation of the sale of NPT, approximately $50.6 million of net assets related to NPT will be removed from the Company's balance sheet. Proceeds from the sale will be applied to outstanding debt. In addition, upon consummation of the transaction the Company expects to report a gain on the sale of NPT in the consolidated statement of income.

         NET INCOME. As a result of the foregoing, we had net income of $23.9 million for the three months ended December 31, 1998 compared to $21.9 million in the corresponding fiscal 1998 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $2.2 million when compared to the prior year three month period. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of a 1987 leveraged buyout transaction (the "Acquisition") and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. After restatement for the LRS and Pinnacle Mergers, goodwill and intangible assets increased by approximately $45.0 million in the first quarter of fiscal 1999, primarily as a result of continued acquisition activity. We believe, therefore, that EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

         Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our June 1998 restructuring, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. With respect to the restructuring charge of approximately $24.0 million which was recorded in June, 1998, of which approximately $12.6 million represents cash expenditures, as of December 31, 1998, we have made cash payments of approximately $5.9 million and reclassified approximately $0.4 million to discontinued operations. Approximately $6.4 million remains to be paid over the next twelve months.

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

         Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) is anticipated to be our largest use of operating funds in the future. The Credit Facilities provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined), or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). The average interest rate on the Term Loan Facility (inclusive of the swap agreements described below) in the first quarter of fiscal 1999 was 6.4% and the average interest rate on the Revolving Credit Facility in the first quarter of fiscal 1999 was 6.1%.

         As a result of the terms of the Credit Agreement, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. At December 31, 1998, swap agreements aggregating a notional amount of $375 million were in place to hedge against a rise in interest rates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During the first quarter of fiscal 1999, the LIBOR Margin was .75%. The swap agreement rates and durations are as follows:

                    SWAP AGREEMENT                              SWAP AGREEMENT
EXPIRATION DATE     NOTIONAL AMOUNT     DATE                    RATE
---------------     ---------------     ----                    ----
August 13, 1999     $50 million         August 13, 1993         5.540%
June  8, 2002       $50 million         December 8, 1995        5.500%
February 7, 2001    $50 million         August 7, 1997          5.910%
August 7, 2001      $50 million         August 7, 1997          5.897%
September 10, 2001  $50 million         December 8, 1995        5.623%
July 31, 2002       $75 million         May 7, 1997             6.385%
July 31, 2002       $50 million         October 23, 1998        4.733%

         Also as part of the permanent financing for the Acquisition, on December 22, 1988, we entered into the sale and leaseback of what were our principal domestic facilities at that time (the "Sale/Leaseback"). In January 1999, the annual obligation under the Sale/Leaseback increased from $3.3 million to $3.6 million, payable monthly. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will occur on January 1, 2004.

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

         As set forth above, after the Second Amendment, the Revolving Credit Facility provides up to $600 million in available credit. At December 31, 1998, there was approximately $104.4 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in fiscal 1997, $35.0 million due in fiscal 1998 and $8.75 million of the $36.25 million due in fiscal 1999. Remaining annual payments for fiscal years 1999-2002 are due as follows: $27.5 million, $42.5 million, $53.75 million and $223.75 million. When NPT is sold, the net proceeds of the sale will be used to retire debt outstanding under the Term Loan Facility. Upon receipt, up to $60 million of net sale proceeds will be used to repay the most current principal amounts due under the Term Loan Facility. Any additional net sale proceeds will be applied equally to the first remaining (after application of the $60 million referred to above) and the last principal payments due under the Term Loan Facility.

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

      We have completed approximately 95% of the identification, risk-assessment and plan development phases of our initiative with respect to our internal systems. We recognize that because of the nature of the Year 2000 problem, work in these areas will continue until the Year 2000. Our work in these phases has included both information technology ("IT") and non-information technology, ("non-IT") systems. The IT systems include accounting, financial, budgeting, invoicing and other business systems. Non-IT systems include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems, and telephone systems.

      We are approximately 80% along in our implementation phase. In most cases, we are upgrading existing software to versions which are Y2K compliant. In other cases entire software platforms are being replaced with more current, compliant systems, internally developed software is being reprogrammed, and hardware is being replaced.

      The testing phase has begun and will be ongoing as systems are remediated or replaced. We have completed approximately 65-70% of the testing required for systems that have been remediated or replaced to date. Our efforts in this phase include testing by end users and determination by appropriate local Y2K project managers that the remediated or replaced systems are Y2K compliant. In those cases where testing cannot be conducted by Company personnel, as in the case of certain imbedded logic components, we rely on vendor certifications.

      The Company and each of its subsidiaries have project schedules which include the task of corresponding with critical vendors, customers, suppliers and other third parties to inquire about their Y2K readiness. The Company, and most of its subsidiaries, are well along in this process. Although responses to date indicate that some third parties probably will not be Y2K compliant, no material issues in this regard have been identified. However, it is too early in this process to complete our assessment of the third party risk.

      Our Year 2000 initiative contemplates the development of contingency plans as we test our software solutions and complete our risk assessments with respect to third parties. Our contingency plans are in development and we have not completed a comprehensive analysis of the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company or critical third parties to achieve Y2K compliance on a timely basis. A contingency plan has not yet been developed for dealing with our most reasonably likely worst case scenarios, and such scenarios have not yet been clearly identified. However, based on the information we have to date we believe the most reasonably likely worst case scenarios for our businesses would be the failure of an important supplier to be able to deliver required materials, parts or products, or the failure of a significant distributor to be able to get the Company's products to customers. We contemplate the development of contingency plans to deal with these potential problems as they are identified. For example, if it appears that a critical vendor will not be Y2K compliant, we may establish alternative sourcing, build inventory, or identify a substitute product or material. If a critical distributor appears it will not be Y2K compliant, we will have to develop plans for alternate distribution.

      Our goal continues to be to substantially complete all phases of our initiative by March 31, 1999 with respect to our core businesses, including the development of plans for contingencies identified by then. We expect the need to implement any contingency plan will occur, if at all, after March 1999. We also expect to have to continue to develop contingency plans for Y2K issues arising after that time. For example, our March 1999 goal for core businesses does not encompass recently acquired businesses or businesses we acquire in the future pursuant to our acquisition program. Separate and appropriate goals will be set for acquired businesses as acquisitions are completed.

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


                                                                         Fiscal
          Year 2000                                   Fiscal              1999
        (in thousands)                                 1998             1st Qtr.        Last 9 months (est.)
        --------------                                 ----             --------        --------------------
        Capital Costs............................... $1,657               $138                    $  968
        Expenses....................................    914                 98                       322
                                                     ------               ----                    ------
        Total....................................... $2,571               $236                    $1,290
                                                     ======               ====                    ======

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

EUROPEAN ECONOMIC MONETARY UNIT

      On January 1, 1999, eleven of the European Union countries (including four countries in which we have operations) adopted the Euro as their single currency. At that time, a fixed exchange rate was established between the Euro and the individual countries' existing currencies (the "legacy currencies"). The Euro trades on currency exchanges and is available for non-cash transactions. Following the introduction of the Euro, the legacy currencies will remain legal tender in the participating countries during a transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

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

CAUTIONARY FACTORS

         This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

         - Factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with the recent economic downturn in Japan, Russia, other Asian countries and Latin America.

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

FOREIGN EXCHANGE

         We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the French Franc, German Mark, Swiss Franc and the Japanese Yen values versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions are accomplished with options that expire on or near the maturity date of the anticipated transactions. In October, 1998 we entered into twelve foreign currency options to hedge our exposure to each of the aforementioned currencies. These options have a notional value of $45.7 million and were purchased at a cost of $0.3 million which, at December 31, 1998, approximates fair market value. These options are designed to protect us from potential detrimental effects of a strengthening U.S. dollar in our second, third and fourth quarters of fiscal 1999.

         In fiscal 1999, we expect our exposure from our primary foreign currencies to approximate the following:


                                                  ESTIMATED
                                            EXPOSURE DENOMINATED                           ESTIMATED
                                              IN THE RESPECTIVE                            EXPOSURE
CURRENCY                                      FOREIGN CURRENCY                         IN U.S. DOLLARS
--------                                      ----------------                         ---------------
                                                                  (IN THOUSANDS)

French Franc (FRF)                                 157,453 FRF                             $25,712
German Mark  (DEM)                                  26,450 DEM                             $14,171
Swiss Franc  (CHF)                                  19,396 CHF                             $12,887
Japanese Yen (JPY)                                 886,358 JPY                             $ 6,754

         As a result of these anticipated exposures, we have entered into a series of options expiring at the end of the second, third and fourth quarters of fiscal 1999 to protect ourselves from possible detrimental effects of foreign currency fluctuations as compared to the second, third and fourth quarters of 1998. We accomplished this by taking approximately one-fourth of the exposure in each of the foreign currencies listed above and purchasing a put option on that currency (giving us the right but not the obligation to sell the foreign currency at a predetermined rate). We purchase put options on the foreign currencies at amounts approximately equal to our quarterly exposure. These options expire on a quarterly basis, at an exchange rate approximately equal to the prior year's corresponding quarter's actual exchange rate. In October 1998, we acquired the following put options:


                      NOTIONAL                                                  OPTION                   STRIKE
CURRENCY            AMOUNT(a)           EXPIRATION DATE                          PRICE                   PRICE(b)
--------            ---------           ---------------                          -----                   --------
                                       (IN THOUSANDS, EXCEPT STRIKE PRICES)

FRF                  40,000             March 26, 1999                            $22                     6.00
FRF                  40,000             June 28, 1999                             $40                     6.00
FRF                  40,000             September 28, 1999                        $69                     5.95
DEM                   6,500             March 26, 1999                            $ 9                     1.80
DEM                   6,500             June 28, 1999                             $17                     1.80
DEM                   6,500             September 28, 1999                        $24                     1.80
CHF                   4,800             March 26, 1999                            $11                     1.46
CHF                   4,800             June 28, 1999                             $12                     1.49
CHF                   4,800             September 28, 1999                        $21                     1.48
JPY                 220,000             March 30, 1999                            $39                   128.00
JPY                 220,000             June 30, 1999                             $28                   134.00
JPY                 220,000             September 30, 1999                        $21                   140.00

-------------

(a) Amounts expressed in units of foreign currency
(b) Amounts expressed in foreign currency per U.S. dollar

         Our exposure in terms of these options is limited to the purchase price. As an example, using the French Franc contract due to expire at June 28, 1999:


FRF EXCHANGE                   GAIN/(LOSS)                            GAIN/(LOSS)                        NET GAIN/
   RATE                       ON OPTION (a)                    FROM PRIOR YEAR RATE (b)                     LOSS
   ----                       -------------                    ------------------------                     ----
                                       (IN THOUSANDS, EXCEPT EXCHANGE RATE)

5.5                               $ (40)                                   $ 606                           $ 566
6.0                                 (40)                                       0                             (40)
6.5                                 472                                     (512)                            (40)

--------------

(a) Calculated as (notional amount/strike price) - (notional amount/exchange rate) - premium paid, with losses limited to the premium paid on the contract.

(b) Calculated as (notional amount/exchange rate) - (notional amount/strike price).

INTEREST RATES

         We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the London Interbank Offer Rate ("LIBOR"). Interest rate risk management is accomplished by the use of swaps to create fixed debt amounts by resetting LIBOR loans concurrently with the rates applying to the swap agreements. At December 31, 1998, we had floating rate debt of approximately $840.5 million of which a total of $375 million was swapped to fixed rates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin.

During the first quarter of fiscal 1999, the LIBOR Margin was .75%. The swap agreement rates and durations as of December 31, 1998 are as follows:


                                                                 SWAP AGREEMENT                  SWAP AGREEMENT
EXPIRATION DATE                    NOTIONAL AMOUNT                     DATE                             RATE
---------------                    ---------------                     ----                             ----
August 13, 1999                     $50 million               August 13, 1993                           5.540%
June 8, 2002                        $50 million               December 8, 1995                          5.500%
February 7, 2001                    $50 million               August 7, 1997                            5.910%
August 7, 2001                      $50 million               August 7, 1997                            5.897%
September 10, 2001                  $50 million               December 8, 1995                          5.623%
July 31, 2002                       $75 million               May 7, 1997                               6.385%
July 31, 2002                       $50 million               October 23,1998                           4.733%

         As a result of our interest rate swaps from variable to floating rates we are able to reduce our risk as follows:

                                                         IMPACT OF A 1%
                            INTEREST RATE EXPOSURE      CHANGE IN LIBOR
                            ----------------------      ---------------
         Without Swaps:       $840.5 million            $8.405 million

         With Swaps:          $465.5 million            $4.655 million


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 29, 1998, the Company issued 1,897,418 shares of its Common Stock, $.01 par value, in connection with the Pinnacle Merger and a related purchase of real estate used in Pinnacle's operations. The former shareholder of Pinnacle, Thomas A. Lansing, and the owners of the real estate, Thomas A. Lansing and Karen A. Lansing, who represented themselves to be sophisticated investors, were issued 1,846,957 and 50,461 shares of the Company's Common Stock, respectively. The shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption from registration provided by Section 4(2) of the Act. See note 4(c) to the notes to the Unaudited Financial Statements contained in Item 1, Part I herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Quorum

         The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on January 27, 1999. A quorum was present at the Annual Meeting, with 90,687,722 shares out of a total of 103,142,635 shares entitled to cast votes represented in person or by proxy at the meeting.

Proposal Number 1:      To Elect Three Directors to Serve as Class I Directors
                        Until the 2002 Annual Meeting of Shareholders and
                        Until Their Respective Successors are Duly Elected and Qualified.

      The shareholders voted to elect Don H. Davis, Jr., Richard W. Vieser, and Christopher L. Doerr to serve as Class I directors until the 2002 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

                                   Mr. Davis    Mr. Vieser    Mr. Doerr
           For                     90,264,703   90,245,787    90,264,903
           Withheld From              423,019   441,935       422,819

         The terms of office as directors of Thomas O. Hicks, Robert B. Haas, Kenneth F. Yontz, Joe L. Roby and William U. Parfet continued after the meeting.

Proposal Number 2:      To Consider and Vote upon a Proposal to Approve the
                        Sybron International Corporation 1999 Outside
                        Directors' Stock Option Plan.

         The shareholders voted to approve the Sybron International Corporation 1999 Outside Directors' Stock Option Plan (the "Plan"). The results of the vote are as follows:

                       For                                84,222,512
                       Against                             5,989,550
                       Abstentions                           475,660
                       Broker Non-Votes                            0

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



Date  February 16, 1999                /s/  Dennis Brown
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998


                                                            INCORPORATED
EXHIBIT                                                     HEREIN BY                FILED
NUMBER          DESCRIPTION                                 REFERENCE TO             HEREWITH
4.1            Consent No. 1, dated November 13,
               1998 to the Second Amended and
               Restated Credit Agreement, dated
               August 25, 1997, constituting the
               Second Amendment to the Amended
               and Restated Credit Agreement, dated as
               of July 31, 1995 (as amended, supplemented
               or otherwise modified from time to time),
               among the Registrant and certain of its
               subsidiaries, the several Lenders from
               time to time parties thereto, Chase Securities,
               Inc., as Arranger, and the Chase Manhattan
               Bank, as Administrative Agent for the
               Lenders                                                                  X



27.1           Financial Data Schedule                                                  X


27.2           Restated Financial Data Schedule (three                                  X
               month period ended December 31, 1997)
