Form 10-Q
period 1999-03-31
SYBRON INTERNATIONAL CORP
filed 1999-05-17
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    ------------

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         At May 7, 1999 there were 103,515,558 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                   Index                                   Page
                                   -----                                   ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, March 31, 1999
   and September 30, 1998 (unaudited)                                         2

Consolidated Statements of Income for the three and six months
  ended March 31, 1999 and 1998 (unaudited)                                   3

Consolidated Statements of Shareholders' Equity for the year ended September 30, 1998 and the six months ended
  March 31, 1999 (unaudited)                                                  4

Consolidated Statements of Cash Flows for the six months ended
  March 31, 1999 and 1998 (unaudited)                                         5

Notes to Unaudited Consolidated Financial Statements 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           27

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     30

SIGNATURES                                                                   32

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      ASSETS
                                                                           March 31,        September 30,
                                                                              1999               1998
                                                                           ---------        -------------
Current assets:
  Cash and cash equivalents.......................................        $   13,301          $    23,891
  Accounts receivable (less allowance for doubtful
    receivables of $5,410 and $5,693, respectively)...............           197,623              192,657
  Inventories (note 2)............................................           185,280              165,793
  Deferred income taxes...........................................            27,251               30,305
  Net assets held for sale (note 7)...............................              -                  51,562
  Prepaid expenses and other current assets.......................            19,873               17,429
                                                                            --------             --------
       Total current assets.......................................           443,328              481,637
                                                                             -------             --------
Property, plant and equipment net of accumulated depreciation
    of $200,415 and $178,087, respectively........................           226,171              222,759
Intangible assets.................................................           895,826              817,058
Deferred income taxes.............................................            13,409               15,242
Other assets......................................................             6,479                8,848
                                                                           ---------            ---------
       Total assets...............................................        $1,585,213           $1,545,544
                                                                           =========            =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................        $   47,879           $   49,713
  Current portion of long-term debt...............................             3,899               39,396
  Income taxes payable............................................            29,700               19,997
  Accrued payroll and employee benefits...........................            34,322               39,950
  Restructuring reserve (note 5)..................................             5,097                7,609
  Reserve for discontinued operations.............................             3,559               12,201
  Deferred income taxes...........................................            10,939                9,072
  Other current liabilities.......................................            31,168               37,785
                                                                           ---------            ---------
      Total current liabilities...................................           166,563              215,723
                                                                           ---------            ---------
Long-term debt....................................................           809,425              790,089
Deferred income taxes.............................................            48,067               50,564
Other liabilities.................................................            11,981               13,912
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares                  -                   -
  Common Stock, $.01 par value; authorized 250,000,000
    shares, issued 103,370,502 and 102,902,496 shares, respectively            1,034                1,029
  Equity Rights,  50 rights at $1.09 per right....................               -                    -
  Additional paid-in capital......................................           241,071              234,070
  Retained earnings...............................................           335,592              260,845
  Cumulative foreign currency translation adjustment..............           (28,520)             (20,688)
  Treasury common stock, 220 shares at cost ......................             -                     -
                                                                           ---------            ---------
       Total shareholders' equity.................................           549,177              475,256
                                                                           ---------            ---------
       Total liabilities and shareholders' equity.................        $1,585,213           $1,545,544
                                                                           =========            =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended             Six Months Ended
                                                                    March 31,                    March 31,
                                                             1999              1998         1999           1998
                                                             ----              ----         ----           ----
Net sales.............................................      $272,017         $226,006     $520,347         $440,826
Cost of sales:
   Cost of product sold...............................       130,284          107,463      252,846          210,646
   Depreciation of purchase accounting adjustments....           169              165          336              330
                                                             -------          -------      -------          -------
Total cost of sales...................................       130,453          107,628      253,182          210,976
                                                             -------          -------      -------          -------

Gross profit..........................................       141,564          118,378      267,165          229,850

Selling, general and administrative expenses..........        65,464           58,234      128,235          116,044
Merger, transaction and integration expenses (note 6).             -                -        2,691                -
Depreciation and amortization of purchase
 accounting adjustments...............................         7,600            6,315       14,860           12,392
                                                             -------          -------      -------          -------
Operating income......................................        68,500           53,829      121,379          101,414
                                                             -------          -------      -------          -------

Other income (expense):
   Interest expense...................................       (14,033)         (13,433)     (28,149)         (26,708)
   Amortization of deferred financing fees............           (80)             (55)        (160)            (108)
   Other, net.........................................          (874)             (18)        (633)             (75)
                                                             -------          -------      -------          -------

Income before income taxes and discontinued
 operations ..........................................        53,513           40,323       92,437           74,523
Income taxes..........................................        21,003           15,556       36,607           28,942
                                                             -------          -------     --------          -------
Income from continuing operations.....................        32,510           24,767       55,830           45,581

Discontinued Operations:
  Income from discontinued operations (net of income
  taxes of $165, $801, $550 and $1,581, respectively)
   (note 7)...........................................           124            1,551          663            2,683
 Gain on disposal of discontinued operations, including
   provision of  $542 for operating losses during phase-
   out period (less income taxes of $18,425) (note 7).        18,254                -       18,254                -
                                                             -------          -------       ------          -------

Net income............................................      $ 50,888         $ 26,318     $ 74,747         $ 48,264
                                                             =======          =======       ======          =======

Basic earnings per common share from continuing
 operations...........................................         $ .31            $ .24        $ .54            $ .45
Discontinued operations...............................           .18              .02          .18              .02
                                                                 ---              ---          ---              ---
Basic earnings per share..............................         $ .49            $ .26        $ .72            $ .47
                                                                 ===              ===          ===              ===

Diluted earnings per common share from continuing
 operations...........................................         $ .31            $ .23        $ .53            $ .43
Discontinued operations...............................           .17              .02          .17              .03
                                                                 ---              ---          ---              ---
Diluted earnings per common share.....................         $ .48            $ .25        $ .70            $ .46
                                                                 ===              ===          ===              ===

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998
                     AND THE SIX MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            CUMULATIVE
                                                                                              FOREIGN
                                                                 ADDITIONAL                  CURRENCY      TREASURY        TOTAL
                                            COMMON     EQUITY      PAID-IN      RETAINED    TRANSLATION     COMMON     SHAREHOLDERS'
                                            STOCK      RIGHTS     CAPITAL       EARNINGS    ADJUSTMENT       STOCK         EQUITY
                                           --------    ------   ------------    --------    ----------     --------    -------------

Balance at  September 30, 1997.....         $ 1,014    $ -         $ 212,665    $189,963    $ (24,981)       $   (1)     $378,660
Shares issued in connection
 with the exercise of 1,445,760
 stock options.....................              15      -            12,970         -            -             -          12,985
Conversion of 200 equity rights to 872
 shares of common stock ...........             -        -               -            (1)         -               1           -
Tax benefits related to stock options           -        -             7,291         -            -             -           7,291
Dividends paid by "A" Company
  prior to the merger..............             -        -               314        (479)         -             -            (165)
Dividends paid by Pinnacle Products of
  Wisconsin prior to the merger....             -        -               -        (4,682)         -             -          (4,682)
Shares issued related to a deferred
  compensation plan of "A" Company.             -        -               830         -            -             -             830
Net income ........................             -        -               -        76,044          -             -          76,044
Cumulative foreign currency
 translation adjustment............             -        -               -           -          4,293           -           4,293
                                              -----     ----         -------     -------     --------          ----       -------
Balance at September 30, 1998               $ 1,029    $ -         $ 234,070    $260,845    $ (20,688)       $  -        $475,256
                                              =====     ====         =======     =======     ========          ====       =======
Shares issued in connection
 with the exercise of 467,892
 stock options.....................               5      -             4,399         -            -             -           4,404
Tax benefits related to stock options           -        -             2,602         -            -             -           2,602
Net income ........................             -        -               -        74,747          -             -          74,747
Cumulative foreign currency
 translation adjustment............             -        -               -           -         (7,832)          -          (7,832)
                                              -----     ----         -------     -------     --------          ----       -------
Balance at March 31, 1999                   $ 1,034    $ -         $ 241,071    $335,592    $ (28,520)       $  -        $549,177
                                              =====     ====         =======     =======     ========          ====       =======



See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Six Months Ended
                                                                                               March 31,
                                                                                      1999                  1998
                                                                                      ----                  ----
Cash flows from operating activities:

 Net income................................................................         $ 74,747             $ 48,264
 Adjustments to reconcile net income to net cash provided by operating activities:
  Gain on sale of NPT......................................................          (18,796)               -
  Depreciation.............................................................           17,623               14,833
  Amortization.............................................................           14,998               12,482
  Provision for losses on doubtful accounts................................              494                  270
  Inventory provisions.....................................................             (409)                 114
  Deferred income taxes....................................................           (4,257)               1,770
     Changes in assets and liabilities:
  Decrease (increase) in accounts receivable...............................            2,522               (5,231)
  Increase in inventories..................................................           (9,500)              (7,252)
  Decrease (increase) in prepaid expenses and other current assets.........           10,567               (4,934)
  Decrease in accounts payable.............................................           (4,725)              (1,817)
  Decrease in income taxes payable.........................................           (6,641)                (426)
  Decrease in accrued payroll and employee benefits........................           (7,182)              (5,382)
  Decrease in reserve for discontinued operations..........................           (8,642)                 -
  Decrease in restructuring reserve........................................           (2,512)                 -
  Decrease in other current liabilities...................................            (7,083)                (966)
  Net change in other assets and liabilities...............................           (2,081)               6,288
                                                                                    ---------           ---------
  Net cash provided by operating activities................................           49,123               58,013

Cash flows from investing activities:
  Capital expenditures.....................................................          (14,346)             (17,350)
  Proceeds from sales of property, plant, and equipment....................              812                3,450
  Proceeds from the sale of  NPT net of sale expenses......................           86,000                 -
  Payments for businesses acquired.........................................         (119,512)             (99,554)
                                                                                    --------            ---------
   Net cash used in investing activities...................................          (47,046)            (113,454)

Cash flows from financing activities:
 Proceeds - revolving credit facility......................................          265,300              226,000
 Principle payments - revolving credit facility............................         (195,500)            (152,000)
 Principal payments on long-term debt......................................          (87,284)             (18,277)
 Proceeds from the exercise of common stock options........................            4,404                9,472
 Dividends paid by Pinnacle and LRS prior to the mergers...................              -                 (3,558)
 Deferred financing fees...................................................              (70)                 -
 Other.....................................................................            1,137               (1,078)
                                                                                    --------            ---------
 Net cash provided (used) in financing activities..........................          (12,013)              60,559

Effect of exchange rate changes on cash....................................             (654)              (1,429)
Net increase (decrease) in cash and cash equivalents.......................          (10,590)               3,689
Cash and cash equivalents at beginning of year.............................           23,891               18,003
                                                                                    --------            ---------
Cash and cash equivalents at end of period.................................         $ 13,301             $ 21,692
                                                                                    ========            =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (IN THOUSANDS)



         Supplemental disclosures of cash flow information:
          Cash paid during the period for interest..................................         $ 28,670             $ 25,939
          Cash paid during the period for income taxes..............................           34,685               18,518
          Capital lease obligations incurred........................................              186                  254

        See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods presented have been included. Except as described below, all such adjustments were of a normal recurring nature. The results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the three and six month periods ended March 31, 1998, as originally reported, have been reclassified to conform with the three and six month periods ended March 31, 1999 presentation.

     All prior period data has been adjusted to reflect the results of LRS Acquisition Corp. ("LRS"), the parent of "A" Company Orthodontics (`"A" Company'), and Pinnacle Products of Wisconsin, Inc. ("Pinnacle"), which merged with subsidiaries of the Company on April 9, 1998 and October 29, 1998, respectively (the "LRS Merger" and "Pinnacle Merger", respectively). The results of LRS and Pinnacle, each of whose merger was accounted for as a pooling of interests, were combined with the Company's previously reported results as if the mergers occurred as of the beginning of all reported periods.

     In addition, all prior period data has been adjusted to reflect the March 31, 1999 sale of Nalge Process Technologies Group, Inc. ("NPT"). NPT has been classified as a discontinued operation and the results have been reported accordingly. (See note 7)

     The following table reconciles sales and net income for the three and six months ended March 31, 1998 as previously reported to sales and net income for the three and six months ended March 31, 1998 after restatement for the LRS and Pinnacle Mergers and the reclassification of NPT to discontinued operations.

                                                              Three months ended                        Six months ended
                                                               March 31, 1998                           March 31, 1998
                                                              (In thousands)                            (In thousands)
     Net sales:                                                 (Unaudited)                               (Unaudited)
                                                              ---------------                         -------------------
       The Company                                               $ 226,064                                  $ 436,191
       LRS                                                           9,443                                     23,945
       Pinnacle                                                      2,763                                      5,782
       NPT                                                         (12,264)                                   (25,092)
                                                                  --------                                   --------
     Total                                                       $ 226,006                                  $ 440,826
                                                                  ========                                   ========

     Net income (loss):
       The Company                                    $ 24,756      $ 44,091
       LRS                                                  33         1,448
       Pinnacle                                          1,529         2,725

       Pinnacle pro forma income tax expense (a)          (612)       (1,090)
                                                       -------       -------
     Pro forma net income                             $ 25,706      $ 47,174

     Pinnacle pro forma income tax expense (a)             612         1,090
                                                       -------       -------
     Net income to be reported                        $ 26,318      $ 48,264
                                                       =======       =======

     Basic shares outstanding:
       The Company                                      97,111        96,559
       Shares issued in LRS Merger                       3,216         3,216
       Shares issued in Pinnacle Merger                  1,897         1,897
                                                       -------       -------
      Basic shares to be reported                      102,224       101,672
                                                       =======       =======

     Diluted shares outstanding:
       The Company                                     100,985       100,491
       Shares issued in LRS Merger                       3,216         3,216
       Shares issued in Pinnacle Merger                  1,897         1,897
                                                       -------       -------
      Diluted shares to be reported                    106,098       105,604
                                                       =======       =======

     Basic earnings per share:
        To be reported                                   $ .26         $ .47
        Pro forma                                        $ .25         $ .46

     Diluted earnings per share
        To be reported                                   $ .25         $ .46
        Pro forma                                        $ .24         $ .45

------------
(a) Prior to the merger, Pinnacle was as S corporation and, therefore, income tax expense was not reflected in its historical net income.

2. Inventories at September 30, 1998 and March 31, 1999 consist of the following:

                                            March 31,         September 30,
                                             1999                 1998
      Raw materials                         $  53,222            $ 54,465
      Work-in-process                          35,556              32,502
      Finished goods                          101,083              84,759
      LIFO Reserve                             (4,581)             (5,933)
                                            ---------             -------
                                            $ 185,280            $165,793
                                            =========             =======

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

     Comprehensive income and the components of comprehensive income (loss) for the three and six month periods ended March 31, 1999 and 1998 are as follows: (In thousands)

                                                Three months ended        Six months ended
                                                    March 31,                 March 31,
                                                1999         1998         1999        1998
                                                ----         ----         ----        ----
      Net income                             $  50,888    $   26,318   $  74,747    $  48,264
      Other comprehensive income (loss)
        Foreign currency translation            (7,061)       (3,829)     (7,832)      (3,963)
                                                ------        ------      ------       ------
      Comprehensive income                   $  43,827    $   22,489   $  66,915    $  44,301
                                                ======        ======      ======       ======

4. Acquisitions completed in the second quarter of fiscal 1999 are as follows:

(a) On January 5, 1999, a subsidiary of Sybron Laboratories Products Corporation ("SLPC") acquired the assets of Scientific Resources, Inc. ("SRI"), a producer and distributor of chromatography supplies located in Eatontown, New Jersey. SRI's principal products are vials, caps and septa, and disposable products used mainly in gas chromatography and high pressure liquid chromatography applications. SRI sells mainly to analytical chemistry laboratories in the pharmaceutical, environmental, chemical, food, forensic, academic and energy industries. Annual sales are approximately $4.5 million.

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

All of the acquisitions were made for cash at an aggregate purchase price of approximately $119.5 million and are being accounted for as purchase business combinations with the results of the acquired entity being included in the Company's financial statements from the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired in each of the aforementioned acquisitions totaling $48.7 million has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

5. In June 1998, the Company recorded a restructuring charge of approximately $24.0 million (Approximately $16.7 million after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales (approximately $6.4 million relating entirely to the write-off of inventory), selling, general and administrative expenses (approximately $16.9 million) and income tax expense (approximately $0.7 million). Activity with respect to the restructuring charge since June 1998 is as follows:

                                          Shut-  Inventory
                               Lease       down   Write-   Fixed                            Contractual
                Severance(a)  Pymts.(b)  Costs(b)off(c)  Assets(c)    Tax(d)  Goodwill(e) Obligations(f)   Other      Total
                ------------  ---------  --------------  ---------    ------  --------------------------   -----      -----
                                                              (In thousands)
1998 Initial

  Accrual            $8,500      $400     $500     $6,400   $2,300      $700      $2,100       $1,000       $2,100  $24,000
1998 cash
  payments            3,300       100      100        -        -          -         -             400          700    4,600
Non-cash 1998
 charges                  -         -        -      6,400    2,300        -        2,100          -            600   11,400
                      -----       ---      ---      -----    -----       ---       -----          ---          ---   ------
Balance 9/30/98       5,200       300      400        -        -         700        -             600          800    8,000
1999 cash
  payments            2,200         -        -        -        -          -         -             300          -      2,500
Adjustments (g)           -         -        -        -        -          -         -             -            400      400
                      -----       ---      ---      -----    -----       ---       -----          ---          ---    -----
Balance 3/31/99      $3,000      $300     $400     $  -     $  -        $700      $ -           $ 300       $  400  $ 5,100
                      =====       ===      ===      =====    =====       ===       =====          ===          ===    =====

(a) Amount represents severance and termination costs for approximately 165 notified employees (primarily sales and marketing personnel). As of March 31,1999 ,152 employees were terminated as a result of the restructuring plan. No significant adjustments were made to the liability.
(b) Amounts represent lease payments and shutdown costs on exited facilities.
(c) Amounts represent write-offs of inventory and fixed assets associated with discontinued product lines.
(d) Amount represents a statutory tax relating to assets transferred from an existed sales facility in Switzerland.
(e) Amount represents goodwill associated with exited product lines at SLPC.
(f) Amount represents certain terminated contractual obligations primarily associated with Sybron Dental Specialties Corporation.
(g) Amount represents reserves transferred from NPT which were reclassified to discontinued operations.

The Company expects to make further cash payments of approximately $1,500 and $1,300 in the third and fourth quarters of fiscal 1999, respectively and approximately $2,100 in fiscal 2000 and beyond. The actions associated with the restructuring are expected to eliminate annual costs of $16.0 million. This estimate has been adjusted from the first quarter of fiscal 1999 estimate of $16.3 million to reflect revisions from previous estimates. In the second quarter of fiscal 1999, the Company estimates it saved approximately $4.0 million (or $16.0 million on an annualized basis). We do not anticipate any additional adjustments to the savings estimates.

6. For the six months ended March 31, 1999, the Company incurred approximately $2.7 million ($1.6 million after tax or $.02 per share on a diluted basis) of costs associated with the Pinnacle Merger and the integration of "A" Company, a subsidiary of LRS, with SDS. The actual and anticipated costs associated with the Pinnacle Merger and the integration of "A" Company were primarily from the Pinnacle Merger non-shareholder compensation (approximately $1.9 million). The remaining $0.8 million related to miscellaneous expenses primarily related to completing the "A" Company integration including customer announcements, professional fees, and relocation expenses. The Company does not anticipate incurring any further merger, transaction and integration expenses associated with the LRS and Pinnacle Mergers.

7. On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain - France. Net proceeds from the sale, net of selling expenses of approximately $1.7 million, amounted to approximately $86.0 million. The sales price is subject to certain adjustments based upon the audited book value of NPT at March 31, 1999. The Company does not expect a significant change to the purchase price as a result of the audit. The proceeds of the sale were used to repay amounts previously owed under the Companies credit facilities.

    Sales from NPT were $10.7 million and $12.2 million in the quarters ended March 31, 1999 and 1998, respectively and $21.0 million and $25.1 million for the six months ended March 31, 1999 and 1998, respectively. Certain expenses have been allocated to discontinued operations including interest expense which was allocated based upon the historical purchase prices and cash flows of the companies comprising NPT.

    The components of net assets held for sale of discontinued operations included in the Consolidated Balance Sheet at September 30, 1998 are as follows:

                                                                 September 30,
                                                                     1998
                                                                     ----
                                                                  (Unaudited)
                                                                (In thousands)

         Cash                                                   $       317
         Net account receivables                                      8,977
         Net inventories                                             10,152
         Other current assets                                           158
         Intangible assets                                           33,607
         Property plant and equipment - net                           2,930
         Current portion of long term debt                              (25)
         Accounts payable                                            (2,339)

         Accrued liabilities                                         (1,012)
         Deferred income taxes- net                                  (1,195)
         Long term debt                                                  (8)
                                                                    -------
                                                                   $ 51,562

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

                                           SLPC
                                           ----

Labware and Life Sciences                            Diagnostics and Microbiology
-------------------------                            ----------------------------
Nalge Nunc International Corporation                 Applied Biotech, Inc.
National Scientific Company                          CASCO-NERL Diagnostics Corporation
Nunc A/S                                             Diagnostic Reagents, Inc.
Nalge (Europe), Ltd.                                 Alexon-Trend, Inc.
Molecular BioProducts, Inc.                          Remel Inc.

Clinical and Industrial Technologies                 Laboratory Equipment
------------------------------------                 --------------------
Erie Scientific Company                              Barnstead Thermolyne Corporation
Chase Scientific Glass, Inc.                         Lab-Line Instruments, Inc.
The Naugatuck Glass Company
Richard-Allan Scientific Company
Samco Scientific Corporation
Gerhard Menzel Glasbearbeitungswerk
         GmbH & Co. K.G.


                                            SDS
                                            ---

Professional Dental                                  Orthodontics
-------------------                                  ------------
Kerr Corporation                                     Ormco Corporation
Beavers Dental Company                               Allesee Orthodontic Appliances, Inc.
Metrex Research Corporation
Pinnacle Products, Inc

      Over the past several years the Company has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product line extensions, new product introductions, international growth and rationalization of existing businesses and product lines.

      When we use the terms "we" or "our" in this report, we are referring to Sybron International Corporation and its subsidiaries. Our fiscal year ends on September 30, and accordingly, all references to quarters refer to the Company's fiscal quarters.

      Our results for the six months ended March 31, 1999 include charges relating to integration costs associated with the merger with LRS Acquisition Corp. ("LRS") (the "LRS Merger"), the parent of "A" Company, and transaction costs associated with the merger with Pinnacle Products of Wisconsin, Inc. ("Pinnacle") (the "Pinnacle Merger") (See Note 6 to the Unaudited Financial Statements). In addition, because the LRS and Pinnacle Mergers are each accounted for as a pooling of interests, all prior period data have been adjusted to reflect the historical results of LRS and Pinnacle as if the Mergers took place on the first day of the reporting period. In addition, historical financial data relating to Nalge Process Technologies Group, Inc. ("NPT") have been reclassified to discontinued operations. (See Note 7 to the Unaudited Financial Statements)

      All results referred to below include the adjustments to the historical results for the pooling of interest transactions and the discontinued operation.

      Both our sales and operating income for the quarter and six months ended March 31, 1999 grew over the corresponding prior year period. Net sales for the quarter and six months ended March 31, 1999 increased by 20.4% and 18.0%, respectively, over the corresponding fiscal 1998 periods. Operating income for the quarter and six months increased by 27.3% and 19.7%, respectively, over the corresponding fiscal 1998 periods.

      Sales growth in the quarter and the six months ended March 31, 1999 was strong both domestically and internationally. Domestic and international sales increased by 20.1% and by 20.9%, respectively, over the corresponding fiscal 1998 quarter and by 18.5% and by 17.2%, respectively, over the corresponding fiscal 1998 six month period.

      Acquisitions aided sales growth significantly during the quarter and six month period, accounting for $29.5 million and $7.1 million of the domestic and international sales increase, respectively, for the quarter and $51.3 million and $15.9 million of the domestic and international sales increase, respectively, for the six month period. Internal growth for the quarter and six months ended March 31, 1999 was 4.4% and 4.3%, respectively.

      We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed six acquisitions in the second quarter of fiscal 1999. (See Note 4 to the Unaudited Consolidated Financial Statements.)

      Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $16.8 million and $13.8 million for the quarters ended March 31, 1999 and 1998, respectively, and $32.6 million and $27.4 million for the six months ended March 31, 1999 and 1998, respectively. Because our operating results reflect significant depreciation and amortization expense largely associated with stepped-up assets and goodwill from our acquisition program and the leveraged buyout in 1987 of a company known at that time as Sybron Corporation (the "Acquisition"), we believe our "Adjusted EBITDA" is a useful measure of our ability to internally fund our liquidity requirements. "Adjusted EBITDA" (while not a measure under generally accepted accounting principles, ("GAAP"), and not a substitute for GAAP measured earnings or cash flows or an indication of operating performance or a measure of liquidity) represents, for any relevant period, net income from continuing operations plus (i) interest expense, (ii) provision for income taxes, (iii) acquisition related expenses and (iv) depreciation and amortization, all determined on a consolidated basis and in accordance with GAAP. Our "Adjusted EBITDA" amounted to $84.3 million and $67.5 million for the quarters ended March 31, 1999 and 1998, respectively, and $155.9 million and $128.6 million for the six months ended March 31, 1999 and 1998, respectively.

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

      From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. Two of these options were sold in the third quarter of fiscal 1998 for $0.4 million. The remaining options expired worthless in the fourth quarter of 1998. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark and the French franc as compared to the third and fourth quarters of 1997. In October 1998, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options are designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999. The options, designed to protect the Company from detrimental effects of foreign currency fluctuations in the second quarter, were sold or expired worthless in the second quarter of fiscal 1999 at a net gain of $0.1 million. The remaining contracts with a notional value of $30.3 million remained in place at March 31, 1999.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

      NET SALES. Net sales for the three months ended March 31, 1999 were $272.0 million, an increase of $46.0 million (20.4%) from net sales of $226.0 million for the corresponding three months ended March 31, 1998. Sales in the laboratory segment were $175.4 million for the three months ended March 31, 1999, an increase of 30.4% from the corresponding 1998 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $34.3 million), (ii) increased volume from sales of new products (approximately $3.2 million), (iii) an improved product mix (approximately $2.0 million), (iv) price increases (approximately $1.3 million) and (v) favorable foreign currency impacts (approximately $1.0 million). Increased sales in the laboratory segment were partially offset by a reduction in volume from sales of existing products (approximately $0.9 million). In the dental segment, net sales were $96.6 million for the three months ended March 31, 1999, an increase of 5.6% from the corresponding fiscal 1998 period. Increased sales in the dental segment resulted primarily from (i) increased volume from sales of new products (approximately $3.4 million), (ii) sales of products of acquired companies, net of discontinued product lines (approximately $2.9 million) and (iii) favorable foreign currency impacts (approximately $0.7 million). Increased sales in the dental segment were partially offset by reduced volume from sales of existing products (approximately $1.9 million).

      GROSS PROFIT. Gross profit for the three months ended March 31, 1999 was $141.6 million, an increase of 19.6% from gross profit of $118.4 million for the corresponding fiscal 1998 period. Gross profit in the laboratory segment was $83.2 million (47.4% of net segment sales), an increase of 27.4% from gross profit of $65.3 million (48.5% of net segment sales) during the corresponding fiscal 1998 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $15.4 million), (ii) a favorable product mix (approximately $2.8 million), (iii) price increases (approximately $1.3 million), (iv) increased volume (approximately $1.0 million) and (v) favorable foreign currency impacts (approximately $0.2 million). Increased gross profit in the laboratory segment was partially offset by increased manufacturing overhead (approximately $2.9 million). In the dental segment, gross profit was $58.4 million (60.5% of net segment sales) for the three months ended March 31, 1999, an increase of 10.0% from gross profit of $53.1 million (58.1% of net segment sales) during the corresponding fiscal 1998 period. Increased gross profit in the dental segment resulted primarily from (i) decreased manufacturing overhead (approximately $1.2 million), (ii) increased volume (approximately $1.0 million), (iii) inventory factors (approximately $1.0 million), (iv) an improved product mix (approximately $1.0 million) and (v) the effects of acquired companies (approximately $1.0 million).

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1999 were $73.1 million (26.9% of net sales) as compared to $64.5 million (28.6% of net sales) in the corresponding fiscal 1998 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $5.1 million, representing a decrease of 1.5% from $5.2 million in the corresponding fiscal 1998 period. The decrease at the corporate level was primarily due to decreased professional service expenses. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $68.0 million (25.0% of net sales), representing an increase of 14.5% from $59.4 million (26.3% of net sales) in the corresponding fiscal 1998 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $6.4 million), (ii) increased marketing expense (approximately $1.7 million), (iii) increased amortization of intangible assets related to acquired businesses (approximately $1.2 million) and (iv) increased research and development expenditures (approximately $0.2 million), partially offset by (i) a reduction in general and administrative expenses (approximately $0.7 million) and (ii) favorable foreign currency impacts (approximately $0.2 million).

      OPERATING INCOME. Operating income was $68.5 million (25.2% of net sales) for the three months ended March 31, 1999 compared to $53.8 million (23.8% of net sales) in the corresponding fiscal 1998 period. Operating income in the laboratory segment was $43.4 million (24.7% of net segment sales) compared to $33.0 million (24.5% of net segment sales) in the corresponding fiscal 1998 period. Operating income in the dental segment was $25.1 million (26.0% of net segment sales) compared to $20.8 million (22.8% of net segment sales) in the corresponding fiscal 1998 period.

      INTEREST EXPENSE. Interest expense was $14.0 million for the three months ended March 31, 1999 compared to $13.4 million in the corresponding fiscal 1998 period. This increase resulted from a higher debt balance primarily from our acquisition activity. Interest expense for the three months ended March 31, 1999 and 1998 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

      INCOME TAXES. Taxes on income increased $5.4 million when compared to the fiscal 1998 period primarily as a result of increased earnings.

      INCOME FROM CONTINUING OPERATIONS. As a result of the foregoing, we had net income from continuing operations of $32.5 million for the three months ended March 31, 1999 compared to $24.8 million in the corresponding fiscal 1998 period.

      INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended March 31, 1999 was $0.1 million compared to $1.6 million in the corresponding fiscal 1998 period. The fiscal 1999 period includes operating results of NPT for the period January 1, 1999 through the measurement date of January 22, 1999, while the 1998 period includes a full three months of operating results. Primarily, because of the differences in included periods, sales volume decreased by approximately $8.8 million. Partially offsetting the sales decrease were corresponding decreases in cost of sales (approximately $4.7 million), selling, general and administrative expenses (approximately $1.4 million), interest expense (approximately $0.2 million) and income taxes (approximately $1.0 million).

      GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS. On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain - France. Net proceeds from the sale, net of estimated selling expenses of $1.7 million, amounted to $86.0 million. The Company realized a gain on this sale (net of tax and a provision for losses during the phase out period of $18.4 million and $0.5 million, respectively) of $18.3 million.

      NET INCOME. We had net income of $50.9 million for the three months ended March 31, 1999 compared to $26.3 million in the corresponding fiscal 1998 period.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $3.0 million when compared to the prior year three month period. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1998

      NET SALES. Net sales for the six months ended March 31, 1999 were $520.3 million, an increase of $79.5 million (18.0%) from net sales of $440.8 million for the corresponding six months ended March 31, 1998. Sales in the laboratory segment were $331.9 million for the six months ended March 31, 1999, an increase of 28.2% from the corresponding 1998 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies (approximately $62.2 million), (ii) increased volume from sales of new products (approximately $4.3 million), (iii) price increases (approximately $3.0 million), (iv) favorable foreign currency impacts (approximately $1.7 million),
(v) a favorable product mix (approximately $1.2 million) and (vi) increased volume from sales of existing products (approximately $0.6 million). In the dental segment, net sales were $188.5 million for the first six months of fiscal 1999, an increase of 3.5% from the corresponding fiscal 1998 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies, net of discontinued product lines (approximately $6.3 million), (ii) increased volume from sales of new products (approximately $3.8 million) and (iii) favorable foreign currency movements (approximately $0.6 million). Increased sales in the dental segment were partially offset by reduced volume from sales of existing products (approximately $4.3 million).

      GROSS PROFIT. Gross profit for the six months ended March 31, 1999 was $267.2 million, an increase of 16.2% from gross profit of $229.9 million for the corresponding fiscal 1998 period. Gross profit in the laboratory segment was $156.8 million (47.3% of net segment sales), an increase of 26.2% from gross profit of $124.3 million (48.0% of net segment sales) during the corresponding fiscal 1998 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $28.3 million), (ii) price increases (approximately $3.0 million), (iii) increased volume (approximately $2.3 million), (iv) a favorable product mix (approximately $2.3 million) and (v) favorable foreign currency movements (approximately $0.4 million), partially offset by increased manufacturing overhead (approximately $3.8 million). In the dental segment, gross profit was $110.4 million (58.6% of net segment sales) for the six months ended March 31, 1999, an increase of 4.6% from gross profit of $105.6 million (58.0% of net segment sales) during the corresponding fiscal 1998 period. Increased gross profit in the dental segment resulted primarily from (i) decreased manufacturing overhead (approximately $2.5 million), (ii) the effects of acquired companies (approximately $2.0 million),
(iii) an improved product mix (approximately $0.7 million), (iv) favorable foreign currency impacts (approximately $0.5 million) and (v) increased volume (approximately $0.2 million). Increases in gross profit were partially offset by inventory adjustments (approximately $1.1 million).

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended March 31, 1999 were $145.8 million (28.0% of net sales) as compared to $128.4 million (29.1% of net sales) in the corresponding fiscal 1998 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $11.0 million, representing an increase of 6.0% from $10.4 million in the corresponding fiscal 1998 period. The increase at the corporate level was primarily due to increased professional service expenses. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $134.8 million (25.9% of net sales), representing an increase of 14.2% from $118.0 million (26.8% of net sales) in the corresponding fiscal 1998 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $11.7 million), (ii) costs associated with the Pinnacle Merger and the integration of LRS (approximately $2.7 million), (iii) increased amortization of intangible assets related to acquired businesses (approximately $2.4 million), (iv) increased research and development expenditures (approximately $0.5 million) and (v) increased marketing expense (approximately $0.4 million). Increases in selling, general and administrative expenses were partially offset by (i) favorable foreign currency impacts (approximately $0.5 million) and (ii) a reduction in general and administrative expense (approximately $0.4 million).

      OPERATING INCOME. Operating income was $121.4 million (23.3% of net sales) for the six months ended March 31, 1999 compared to $101.4 million (23.0% of net sales) in the corresponding fiscal 1998 period. Operating income in the laboratory segment was $78.0 million (23.5% of net segment sales) compared to $60.7 million (23.5% of net segment sales) in the corresponding fiscal 1998 period. Operating income in the dental segment was $43.4 million (23.0% of net segment sales) compared to $40.7 million (22.4% of net segment sales) in the corresponding fiscal 1998 period.

      INTEREST EXPENSE. Interest expense was $28.1 million for the six months ended March 31, 1999 compared to $26.7 million in the corresponding fiscal 1998 period. This increase resulted from a higher debt balance primarily from our acquisition activity. Interest expense for the six months ended March 31, 1999 and 1998 included additional non-cash interest expense of $0.6 million resulting from the adoption of SFAS No. 106.

      INCOME TAXES. Taxes on income increased $7.7 million when compared to the fiscal 1998 period primarily as a result of increased earnings.

      INCOME FROM CONTINUING OPERATIONS. As a result of the foregoing, we had net income from continuing operations of $55.8 million for the six months ended March 31, 1999 compared to $45.6 million in the corresponding fiscal 1998 period.

      INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the six months ended March 31, 1999 was $0.7 million compared to $2.7 million in the corresponding fiscal 1998 period. The fiscal 1999 period includes operating results of NPT for the period October 1, 1999 through the measurement date of January 22, 1999, while the 1998 period includes a full six months of operating results. Because of the differences in included periods, sales volume decreased by approximately $8.8 million. Partially offsetting the sales decrease were corresponding decreases in cost of sales

(approximately $4.7 million), selling, general and administrative expenses (approximately $1.4 million), interest expense (approximately $0.2 million) and income taxes (approximately $1.0 million). In addition, due to the cyclicality of the business we experienced a reduction in sales volume of existing products (approximately $2.5 million) partially offset by reductions in cost of sales (approximately $1.0 million), income taxes (approximately $0.6 million), selling general and administrative expenses (approximately $0.2 million) and miscellaneous expenses ($0.2 million).


      GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS. On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain - France. Net proceeds from the sale, net of estimated selling expenses of $1.7 million, amounted to $86.0 million. The Company realized a gain on this sale (net of tax and a provision for losses during the phase out period of $18.4 million and $0.5 million, respectively) of $18.3 million.


      NET INCOME. We had net income of $74.7 million for the six months ended March 31, 1999 compared to $48.3 million in the corresponding fiscal 1998 period.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $5.3 million when compared to the prior year six month period. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

      As a result of a 1987 leveraged buyout transaction (the "Acquisition") and the acquisitions we have completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with GAAP. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $48.7 million in the second quarter and by approximately $93.8 million in the first six months of fiscal 1999, primarily as a result of continued acquisition activity. We believe, therefore, that although it is not a GAAP measure and it is not a substitute for GAAP measured earnings and cash flows or an indication of operating performance or a measure of liquidity, "Adjusted EBITDA" represents a useful measure of our ability to internally fund our capital requirements.

      Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition, our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our June 1998 restructuring, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we will require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. With respect to the restructuring charge of approximately $24.0 million which was recorded in June, 1998, of which approximately $12.6 million represents cash expenditures, as of March 31, 1999, we have made cash payments of approximately $7.1 million and reclassified approximately $0.4 million to discontinued operations. Approximately $5.1 million remains to be paid over the next twelve months.

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

      On July 31, 1995, we entered into a credit agreement (as amended, the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility") (collectively the "Credit Facilities"). On the same day, we borrowed $300 million under the Term Loan Facility and approximately $122.5 million under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under our previous credit facilities). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under our previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option for us in setting interest rates. On April 25, 1997, we entered into the Second Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment was an expansion of the Credit Facilities. The Term Loan Facility was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300 million to $600 million. On April 25, 1997, we borrowed a total of $622.9 million under the Credit Facilities. The proceeds were used to repay $466.3 million of previously existing LIBOR and ABR loans (as defined below) (including accrued interest and certain fees and expenses) under the Credit Facilities and to pay $156.6 million with respect to the purchase of Remel Limited Partnership which includes both the purchase price and payment of assumed debt. The $72 million of CAF borrowings (as defined below) remained in place. On July 1, 1998, we completed the First Amendment to the Second Amended Credit Agreement (the "Additional Amendment"). The Additional Amendment provided for an increase in the Term Loan Facility of $100 million. On July 1, 1998, we used the $100 million of proceeds from the Additional Amendment to pay $100 million of existing debt balances under the Revolving Credit Facility. The Additional Amendment also provides us with the ability to use proceeds from the issuance of additional unsecured, subordinated indebtedness of up to $300 million, to pay amounts outstanding under the Revolving Credit Facility without reducing our ability to borrow under the Revolving Credit Facility in the future.

      Payment of principal and interest with respect to the Credit Facilities and the Sale/Leaseback (as defined later herein) is anticipated to be our largest use of operating funds in the future. The Credit Facilities provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "ABR") or (b) the London interbank offered rate ("LIBOR") plus 1/2% to 7/8% (the "LIBOR Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined), or (c) with respect to the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility established in the First Amendment ("CAF"). The average interest rate on the Term Loan Facility (inclusive of the swap agreements described below) in both the second quarter and first half of fiscal 1999 was 6.5% and the average interest rate on the Revolving Credit Facility in the second quarter and first half of fiscal 1999 was 5.8% and 5.9%, respectively.

      As a result of the terms of the Credit Agreement, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of March 31, 1999, the Company has seven interest rate swaps outstanding aggregating a notional amount of $375 million. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. For the quarter and first half of fiscal 1999, the LIBOR margin was .75%. The swap agreement rates and duration as of March 31, 1999 are as follows:

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

      As set forth above, after the Second Amendment, the Revolving Credit Facility provides up to $600 million in available credit. At March 31, 1999, there was approximately $82.2 million of available credit under the Revolving Credit Facility. Under the Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in fiscal 1997, $35.0 million due in fiscal 1998 and $17.5 million of the $36.25 million due in fiscal 1999. On March 31, 1999, as a result of the sale of NPT, the Company received approximately $87.7 million (approximately $86.0 million net of fees and expenses). Net proceeds of the sale, after a reduction for estimated applicable income taxes, were required to be used to repay amounts owed by the Company under the Term Loan Facility. On March 31, 1999, the Company paid principal of approximately $67.9 million due under the Term Loan Facility. The following table shows how the payments were applied, and the resulting revised schedule of principal payments under the Term Loan Facility, are as follows:

                                      Payments             Previously        Principal Due
                                     Applied from          Scheduled         After Application
                                      NPT Sale             Principal         of NPT Proceeds
                                      --------             ---------         ---------------

                                                          (In Millions)
Remaining payments
 due in fiscal 1999                       $ 18.75          $  18.75             $     -
Payments due in 2000                        42.50             42.50                   -
Payments due in 2001                         1.29             53.75                   52.46
Payments due in 2002                         5.37            223.75                  218.38
                                            -----            ------                  ------
Total                                     $ 67.91           $338.75                 $270.84
                                            =====            ======                  ======

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

         We have been addressing the Y2K issue with a corporate-wide initiative sponsored by Sybron's Vice President-Finance and Chief Financial Officer and its Vice President-General Counsel and Secretary, and led at the subsidiary level by the Executive Vice President and Chief Financial Officer of SLPC and the Vice President and Chief Information Officer of SDS. The four main phases of the initiative include (1) identification of affected mission critical software utilized by both information and non-information technology systems, (2) assessment of the risk associated with such affected software and development of a plan for modifying or replacing the software, (3) implementation of solutions under the plan, and (4) testing of the solutions. The initiative also includes communication with our significant suppliers, vendors and customers to determine the extent to which we are vulnerable to any failures by them to address the Y2K issue. The program contemplates the development of contingency plans where needed to deal with Company systems and third party issues.

         We have completed in excess of 95% of the identification, risk-assessment and plan development phases (phases (1) and (2)) of our initiative with respect to our internal systems. Our work in these phases has included both information technology ("IT") and non-information technology ("non-IT") systems. The IT systems include accounting, financial, budgeting, invoicing and other business systems. Non-IT systems include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems, and telephone systems. Although we believe we have substantially completed these phases, we recognize that because of the nature of the Year 2000 problem, work in these phases will continue up to the Year 2000 as new equipment, software, product lines and businesses are added in the normal course of our operations, including our acquisition program.

         We are approximately 90-95% along in our implementation phase (phase
(3)) with respect to our internal systems. In most cases, we are upgrading existing software to versions which are Y2K compliant. In other cases entire software platforms are being replaced with more current, compliant systems, internally developed software is being reprogrammed, and hardware is being replaced. Although we have work remaining in this area, we believe all of our critical Y2K implementations have been made.

         The testing phase (phase (4)) is also well along, as we have completed approximately 90-95% of the testing required for systems that have been remediated or replaced to date. Our efforts in this phase include testing by end users and determination by appropriate local Y2K project managers that the remediated or replaced systems are Y2K compliant. In those cases where testing cannot be conducted by Company personnel, as in the case of certain imbedded logic components, we rely on vendor certifications.

         The Company and each of its subsidiaries have project schedules which include the task of corresponding with critical vendors, customers, suppliers and other third parties to inquire about their Y2K readiness. The Company, and it's subsidiaries have sent Y2K inquires to substantially all critical third parties. Based on the responses or lack of responses to date, the Company has determined there is a risk that some critical suppliers (i.e. those that are key to a product line or which represent a sole source of supply), will not be Y2K compliant. The Company's subsidiaries are developing contingency plans to deal with this risk. Depending on the vendor and product at issue, the Company will establish alternative sourcing, build inventory, or identify substitute products. Based upon the information we have to date, we believe our contingency plans will enable our subsidiaries to continue to operate without any significant disruption.

         Our Year 2000 initiative contemplates the development of contingency plans as we test our software solutions and complete our risk assessments with respect to third parties. Based upon the testing of our internal systems to date, we believe that significant operational problems and costs (including loss of revenue) are not reasonably likely to result from the failure of such systems as result of the Y2K issue. We believe our most reasonably likely worst case scenarios would be the failure of an important supplier to deliver requested materials, parts or products or the failure of a significant distributor to get our products to end users. With respect to suppliers, as set forth in the previous paragraph, the Company's subsidiaries are developing contingency plans to deal with this risk. Based on our analysis to date, we believe that the operational problems that would reasonably likely result from the failure of critical suppliers would not be significant. The associated costs relating to supplier problems and the cost of associated contingency planning (including the cost of building inventory, qualifying alternative suppliers, and potential lost revenue) have not been fully analyzed, but at this time are believed to be insignificant. Although we have not done an analysis to determine the effect of the failure of a significant distributor to be able to ship our products to end users as a result of Y2K issues, our review to date has not identified any significant distributor to be reasonably likely to have significant Y2K compliance issues.

         Because of the nature of the Y2K problem, we expect to continue all phases of our initiative until the Year 2000, and expect to have to continue to develop contingency plans for Y2K issues arising between now and the Year 2000. In addition, even though phases (1) through (4) of our initiative are almost completed for our core businesses, we will have to establish appropriate Y2K compliance goals for businesses we acquire in the future pursuant to our acquisition program.

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



Year 2000                                    Fiscal 1999          Fiscal 1999
(in thousands) (est.)     Fiscal 1998        First 6 months       Last 6 months
===============================================================================
Capital Costs             $1,657             $411                 $614
Expenses                     914              241                  303
                          ------             ----                 ----
Total                     $2,571             $652                 $917
                          ======             ====                 ====

         The foregoing statements about our beliefs regarding the potential effects of the Y2K issue on our businesses, and the foregoing estimates of our Y2K costs are forward looking statements. These statements and estimates are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Y2K issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the indirect impact of third parties with whom we do business and who do not mitigate their Y2K compliance problems, and similar uncertainties.

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

CAUTIONARY FACTORS

      This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

- Factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with the economic downturn in Japan, Russia, other Asian countries and Latin America.

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

FOREIGN EXCHANGE

      We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the French Franc, German Mark, Swiss Franc and the Japanese Yen values versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions are accomplished with options that expire on or near the maturity date of the anticipated transactions. In October 1998 we entered into twelve foreign currency options to hedge our exposure to each of the aforementioned currencies. During the second quarter of fiscal 1999, three of the option contracts were sold and a fourth expired worthless resulting in a gain of $0.1 million. As of March 31, 1999 eight foreign currency options remain with a notional value of $30.3 million and a cost of $0.2 million which at March 31, 1999, approximates fair market value. These options are designed to protect us from potential detrimental effects of a strengthening U.S. dollar in our third and fourth quarters of fiscal 1999.

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

      As a result of these anticipated exposures, we entered into a series of options expiring at the end of the second, third and fourth quarters of fiscal 1999 to protect ourselves from possible detrimental effects of foreign currency fluctuations as compared to the second, third and fourth quarters of 1998. We accomplished this by taking approximately one-fourth of the exposure in each of the foreign currencies listed above and purchasing a put option on that currency (giving us the right but not the obligation to sell the foreign currency at a predetermined rate). We purchase put options on the foreign currencies at amounts approximately equal to our quarterly exposure. These options expire on a quarterly basis, at an exchange rate approximately equal to the prior year's corresponding quarter's actual exchange rate. In the second quarter, three of the options were sold and a fourth expired worthless, in aggregate, netting a gain of $0.1 million to the Company. In October 1998, we acquired the following put options:

            NOTIONAL                                                               OPTION                   STRIKE
CURRENCY    AMOUNT(A)                        EXPIRATION DATE                        PRICE                  PRICE(B)
--------    ---------                        ---------------                        -----                  --------
                                       (IN THOUSANDS, EXCEPT STRIKE PRICES)

FRF      (c)         40,000                 March 26, 1999                           $ 22                     6.00
FRF                  40,000                 June 28, 1999                            $ 40                     6.00
FRF                  40,000                 September 28, 1999                       $ 69                     5.95
DEM      (c)          6,500                 March 26, 1999                           $  9                     1.80
DEM                   6,500                 June 28, 1999                            $ 17                     1.80
DEM                   6,500                 September 28, 1999                       $ 24                     1.80
CHF      (c)          4,800                 March 26, 1999                           $ 11                     1.46
CHF                   4,800                 June 28, 1999                            $ 12                     1.49
CHF                   4,800                 September 28, 1999                       $ 21                     1.48
JPY      (c)        220,000                 March 30, 1999                           $ 39                   128.00
JPY                 220,000                 June 30, 1999                            $ 28                   134.00
JPY                 220,000                 September 30, 1999                       $ 21                   140.00

-------------

(a) Amounts expressed in units of foreign currency
(b) Amounts expressed in foreign currency per U.S. dollar
(c) Options sold or expired in the second quarter of fiscal 1999 at a net gain of $0.1 million.

      Our exposure in terms of these options is limited to the purchase price. As an example, using the French Franc contract due to expire at June 28, 1999:

FRF EXCHANGE                   GAIN/(LOSS)                            GAIN/(LOSS)                         NET GAIN/
       RATE                   ON OPTION (A)                    FROM PRIOR YEAR RATE (B)                   (LOSS)
       ----                   -------------                    ------------------------                   ------
                                       (IN THOUSANDS, EXCEPT EXCHANGE RATE)

5.5                               $ (40)                                   $ 606                          $ 566
6.0                                 (40)                                       0                            (40)
6.5                                 472                                     (512)                           (40)

-------------

(a) Calculated as (notional amount/strike price) - (notional amount/exchange rate) - premium paid, with losses limited to the premium paid on the contract.
(b) Calculated as (notional amount/exchange rate) - (notional amount/strike price).

INTEREST RATES

      We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by LIBOR. Interest rate risk management is accomplished by the use of swaps to create fixed debt amounts by resetting LIBOR loans concurrently with the rates applying to the swap agreements. At March 31, 1999, we had floating rate debt of approximately $785.6 million of which a total of $375 million was swapped to fixed rates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During the second quarter and year to date of fiscal 1999, the LIBOR Margin was .75%. The swap agreement rates and duration as of March 31, 1999 are as follows:

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


      The model below quantifies the Company's sensitivity to interest rate movements as determined by LIBOR and the effect of the interest rate swaps which reduce that risk. The model assumes i) a base LIBOR rate of 5.1% (the "Base Rate") which approximates the March 31, 1999 LIBOR three month LIBOR rate), ii) the Company's floating rate debt is equal to it's March 31, 1999 floating rate debt balance of $785.6 million, iii) the Company pays interest on floating rate debt equal to LIBOR + 75 basis points, iv) that the Company has interest rate swaps with a notional amount of $375.0 million (equal to the notional amount of the Company's interest rate swaps at March 31, 1999) and v) that LIBOR varies by 10% of the Base Rate.


                                            Interest expense          Interest expense
                                            increase from a           decrease from a
                                            10% increase in the       10% decrease in the
Interest rate exposure                      LIBOR Base Rate           LIBOR Base Rate
----------------------                      ---------------           ---------------

Without interest rate swaps:                 $4.0 million               ($4.0 million)
With interest rate swaps:                    $2.1 million               ($2.1 million)

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


                                SYBRON INTERNATIONAL CORPORATION
                                --------------------------------
                                (Registrant)



Date  May 17, 1999              /s/  Dennis Brown
      ------------              -------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                               INCORPORATED
EXHIBIT                                        HEREIN BY                       FILED
NUMBER     DESCRIPTION                         REFERENCE TO                    HEREWITH

10.1       1999 Outside Director's Stock       Exhibit A to the Registrant's
           Option Plan                         Proxy Statement dated
                                               December 23, 1998 for
                                               its Annual Meeting of
                                               Shareholders on
                                               January 27, 1999

27.1       Financial Data Schedule                                              X


27.2       Restated Financial Data Schedule
           (six month period ended March 31,
           1998)                                                                X