Form 10-Q
period 1999-06-30
SYBRON INTERNATIONAL CORP
filed 1999-08-16
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended June 30, 1999

                                       or

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


--------------------------------------------------------------------------
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

         At August 9, 1999 there were 103,763,566 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                   Index                                  Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, June 30, 1999
  and September 30, 1998 (unaudited)                                       2

Consolidated Statements of Income for the three and nine months
  ended June 30, 1999 and 1998 (unaudited)                                 3

Consolidated Statements of Shareholders' Equity for the year ended September 30, 1998 and the nine months ended
  June 30, 1999 (unaudited)                                                4

Consolidated Statements of Cash Flows for the nine months ended
  June 30, 1999 and 1998 (unaudited)                                       5

Notes to Unaudited Consolidated Financial Statements                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        30

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  33

SIGNATURES                                                                34

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                                            June 30,          September 30,
                                                                              1999                1998
                                                                          ----------          -------------
Current assets:
  Cash and cash equivalents.......................................        $   14,270           $   23,891
  Accounts receivable (less allowance for doubtful
    receivables of $4,427 and $5,693, respectively)...............           211,361              192,657
  Inventories (note 2)............................................           198,907              167,944
  Deferred income taxes...........................................            18,608               30,305
  Net assets held for sale (note 7)...............................              -                  51,562
  Prepaid expenses and other current assets.......................            18,077               17,429
                                                                          ----------           ----------
       Total current assets.......................................           461,223              483,788
                                                                          ----------           ----------
Property, plant and equipment net of accumulated depreciation
    of $207,732 and $178,087, respectively........................           227,706              222,759
Intangible assets.................................................           947,426              814,907
Deferred income taxes.............................................            12,951               15,242
Other assets......................................................             7,598                8,848
                                                                          ----------           ----------
       Total assets...............................................        $1,656,904           $1,545,544
                                                                          ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................        $   51,516           $   49,713
  Current portion of long-term debt...............................             8,560               39,396
  Income taxes payable............................................            15,325               19,997
  Accrued payroll and employee benefits...........................            41,785               39,950
  Restructuring reserve (note 5)..................................             3,209                7,609
  Reserve for discontinued operations.............................             5,411               12,201
  Deferred income taxes...........................................            18,330                9,072
  Other current liabilities.......................................            29,124               37,785
                                                                          ----------          -----------
      Total current liabilities...................................           173,260              215,723
                                                                          ----------          -----------
Long-term debt....................................................           843,907              790,089
Deferred income taxes.............................................            47,215               50,564
Other liabilities.................................................            11,384               13,912
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares...                --                   --
  Common Stock, $.01 par value; authorized 250,000,000
    shares, issued 103,637,880 and 102,902,496 shares,
    respectively..................................................             1,036                1,029
  Equity Rights, 50 rights at $1.09 per right.....................                --                   --
  Additional paid-in capital......................................           245,317              234,070
  Retained earnings...............................................           368,098              260,845
  Accumulated other comprehensive income..........................           (33,313)             (20,688)
  Treasury common stock, 220 shares at cost ......................                --                   --
                                                                          ----------           ----------
       Total shareholders' equity.................................           581,138              475,256
                                                                          ----------           ----------
       Total liabilities and shareholders' equity.................        $1,656,904           $1,545,544
                                                                          ==========           ==========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Three Months Ended             Nine Months Ended
                                                                    June 30,                     June 30,
                                                             1999              1998         1999           1998
                                                             ----              ----         ----           ----
Net sales...............................................    $ 280,051         $ 226,993    $ 800,398       $ 667,815
Cost of sales:
   Cost of product sold.................................      134,476           107,083      387,322         317,725
   Restructuring charge.................................           --             6,140           --           6,140
   Depreciation of purchase accounting adjustments......          160               162          496             492
                                                            ---------         ---------    ---------       ---------
Total cost of sales.....................................      134,636           113,385      387,818         324,357
                                                            ---------         ---------    ---------       ---------
Gross profit............................................      145,415           113,608      412,580         343,458

Selling, general and administrative expenses............       70,045            56,334      198,280         172,378
Merger, transaction and integration expenses (note 6)...         (122)            9,886        2,569           9,886
Restructuring charge....................................         (932)           16,281         (932)         16,281
Depreciation and amortization of purchase
 accounting adjustments.................................        7,793             6,423       22,653          18,815
                                                            ---------         ---------    ---------       ---------
Operating income........................................       68,631            24,684      190,010         126,098
                                                            ---------         ---------    ---------       ---------
Other income (expense):
   Interest expense.....................................      (13,749)          (13,374)     (41,898)        (40,082)
   Amortization of deferred financing fees..............          (87)              (64)        (247)           (172)
   Other, net...........................................           40               118         (593)             43
                                                            ---------         ---------    ---------       ---------
Income before income taxes, discontinued
 operations and extraordinary item .....................       54,835            11,364      147,272          85,887
Income taxes............................................       21,491             6,617       58,098          35,559
                                                            ---------         ---------    ---------       ---------
Income from continuing operations before
 extraordinary item.....................................       33,344             4,747       89,174          50,328

Discontinued Operations: Income from discontinued
  operations (net of income taxes of  $327, $80
  and $1,908, respectively) (note 7)....................           --               450          121           3,133

Extraordinary Item: Gain (loss) on sale of discontinued
  operations (net of income taxes expense/(credit) of
 ($2,696) and $15,955, respectively (note 7)............         (838)               --       17,958              --
                                                            ---------         ---------   ----------       ---------

Net income..............................................    $  32,506         $   5,197   $  107,253       $  53,461
                                                            =========         =========   ==========       =========

Basic earnings per common share from continuing
 operations before extraordinary item...................    $     .32         $     .05   $      .86       $     .49
Discontinued operations.................................           --                --           --             .03
Extraordinary item......................................         (.01)               --          .18              --
                                                            ---------         ---------   ----------       ---------
Basic earnings per common share.........................    $     .31         $     .05   $     1.04       $     .52
                                                            =========         =========   ==========       =========
Diluted earnings per common share from continuing
 operations before extraordinary item...................    $     .31         $     .04   $      .84       $     .48
Discontinued operations.................................           --                --           --             .02
Extraordinary item......................................         (.01)              .01          .17              --
                                                            ---------         ---------   ----------       ---------
Diluted earnings per common share.......................    $     .30         $     .05   $     1.01       $     .50
                                                            =========         =========   ==========       =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998
                     AND THE NINE MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                        ADDITIONAL
                                                          COMMON         EQUITY           PAID-IN         RETAINED
                                                          STOCK          RIGHTS           CAPITAL         EARNINGS
                                                         --------        ------         ----------        --------

Balance at  September 30, 1997.................         $   1,014        $   --         $  212,665       $ 189,963
Shares issued in connection
 with the exercise of 1,445,760
 stock options.................................                15            --             12,970              --
Conversion of 200 equity rights to 872
 shares of common stock .......................                --            --                 --              (1)
Tax benefits related to stock options                          --            --              7,291              --
Dividends paid by LRS Acquisition Corp.
  prior to the merger..........................                --            --                314            (479)
Dividends paid by Pinnacle Products of
  Wisconsin prior to the merger................                --            --                 --          (4,682)
Shares issued related to a deferred
  compensation plan of LRS.....................                --            --                830              --
Net income ....................................                --            --                 --          76,044
Accumulated other comprehensive
 income........................................                --            --                 --              --
                                                        ---------        ------         ----------       ---------
Balance at September 30, 1998..................         $   1,029        $   --         $  234,070       $ 260,845
                                                        =========        ======         ==========       =========
Shares issued in connection
 with the exercise of 735,384
 stock options.................................                 7            --              7,199              --
Tax benefits related to stock options                          --            --              4,048              --
Net income ....................................                --            --                 --         107,253
Accumulated other comprehensive
 income........................................                --            --                 --              --
                                                        ---------        ------         ----------       ---------
Balance at June 30, 1999.......................         $   1,036        $   --         $  245,317       $ 368,098
                                                        =========        ======         ==========       =========


                                                        ACCUMULATED
                                                           OTHER        TREASURY             TOTAL
                                                       COMPREHENSIVE     COMMON          SHAREHOLDERS'
                                                          INCOME          STOCK              EQUITY
                                                          ------        --------         -------------

Balance at  September 30, 1997.................         $ (24,981)       $   (1)        $  378,660
Shares issued in connection
 with the exercise of 1,445,760
 stock options.................................                --            --             12,985
Conversion of 200 equity rights to 872
 shares of common stock .......................                --             1                 --
Tax benefits related to stock options                          --            --              7,291
Dividends paid by LRS Acquisition Corp.
  prior to the merger..........................                --            --               (165)
Dividends paid by Pinnacle Products of
  Wisconsin prior to the merger................                --            --             (4,682)
Shares issued related to a deferred
  compensation plan of LRS.....................                --            --                830
Net income ....................................                --            --             76,044
Accumulated other comprehensive
 income........................................             4,293            --              4,293
                                                        ---------        ------         ----------
Balance at September 30, 1998..................         $ (20,688)       $   --         $  475,256
                                                        =========        ======         ==========
Shares issued in connection
 with the exercise of 735,384
 stock options.................................                --            --              7,206
Tax benefits related to stock options                          --            --              4,048
Net income ....................................                --            --            107,253
Accumulated other comprehensive
 income........................................           (12,625)           --            (12,625)
                                                        ---------        ------          ---------
Balance at June 30, 1999.......................         $ (33,313)       $   --         $  581,138
                                                        =========        ======         ==========



See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                 Nine Months Ended
                                                                                                      June 30,
                                                                                               1999              1998
                                                                                               ----              ----
         Cash flows from operating activities:
          Net income................................................................         $107,253          $ 53,461
          Adjustments to reconcile net income to net cash provided by operating activities:
           Gain on sale of NPT......................................................          (17,958)               --
           Depreciation.............................................................           26,893            22,340
           Amortization.............................................................           22,805            19,274
           Provision for losses on doubtful accounts................................              108             1,203
           Inventory provisions.....................................................              255              (900)
           Deferred income taxes....................................................           19,897             3,743
              Changes in assets and liabilities:
           Decrease (increase) in accounts receivable...............................           (3,457)              470
           Increase in inventories..................................................          (15,341)           (3,721)
           Decrease (increase) in prepaid expenses and other current assets.........            1,908           (10,673)
           Decrease in accounts payable.............................................           (3,395)           (2,266)
           Decrease in income taxes payable.........................................          (18,969)           (3,431)
           Increase (decrease) in accrued payroll and employee benefits.............              537            (1,104)
           Decrease in reserve for discontinued operations..........................           (6,790)               --
           Increase (decrease) in restructuring reserve.............................           (4,400)           11,356
           Decrease in other current liabilities...................................            (4,603)           (4,871)
           Net change in other assets and liabilities...............................           (7,201)           13,602
                                                                                             ---------         --------
           Net cash provided by operating activities................................           97,542            98,483

         Cash flows from investing activities:
           Capital expenditures.....................................................          (23,576)          (26,299)
           Proceeds from sales of property, plant, and equipment....................              918             4,436
           Proceeds from the sale of  NPT net of sale expenses......................           85,877                --
           Payments for businesses acquired.........................................         (188,121)         (166,083)
                                                                                             --------          --------
            Net cash used in investing activities...................................         (124,902)         (187,946)

         Cash flows from financing activities:
          Proceeds - revolving credit facility......................................          422,900           333,100
          Principal payments - revolving credit facility............................         (328,000)         (211,800)
          Principal payments on long-term debt......................................          (87,878)          (26,533)
          Proceeds from the exercise of common stock options........................            7,207            10,720
          Dividends paid by Pinnacle and LRS prior to the mergers...................              -              (3,911)
          Deferred financing fees...................................................             (146)             (276)
          Other.....................................................................            4,133               629
                                                                                             --------          --------
          Net cash provided from financing activities...............................           18,216           101,929

         Effect of exchange rate changes on cash....................................             (477)           (2,251)
         Net increase (decrease) in cash and cash equivalents.......................           (9,621)           10,215
         Cash and cash equivalents at beginning of year.............................           23,891            18,003
                                                                                             --------          --------
         Cash and cash equivalents at end of period.................................         $ 14,270          $ 28,218
                                                                                             ========          ========

         See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                  Nine Months Ended
                                                                                                        June 30,
                                                                                               1999                 1998
                                                                                               ----                 ----
         Supplemental disclosures of cash flow information:
          Cash paid during the period for interest..................................         $ 43,974             $ 40,252
          Cash paid during the period for income taxes..............................           50,280               30,376
          Capital lease obligations incurred........................................              277                  249

         See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods presented have been included. Except as described below, all such adjustments were of a normal recurring nature. The results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the three and nine month periods ended June 30, 1998, as originally reported, have been reclassified to conform with the three and nine month periods ended June 30, 1999 presentation.

     All prior period data has been adjusted to reflect the results of Pinnacle Products of Wisconsin, Inc. ("Pinnacle"), which merged with a subsidiary of the Company on October 29, 1998 (the "Pinnacle Merger"). The results of Pinnacle, whose merger was accounted for as a pooling of interests, were combined with the Company's previously reported results as if the merger occurred as of the beginning of all reported periods.

     In addition, all prior period data has been adjusted to reflect the March 31, 1999 sale of Nalge Process Technologies Group, Inc. ("NPT"). NPT has been classified as a discontinued operation and the results have been reported accordingly. The gain on the sale of NPT has been reported as an extraordinary item. (See note 7)

     The following table reconciles sales and net income for the three and nine months ended June 30, 1998 as previously reported to sales and net income for the three and nine months ended June 30, 1998 after restatement for the Pinnacle Merger and the reclassification of NPT to discontinued operations.


                                                              Three months ended                       Nine months ended
                                                                 June 30, 1998                           June 30, 1998
                                                                (In thousands)                          (In thousands)
                                                                 (Unaudited)                              (Unaudited)
                                                              ------------------                       -----------------
     Net sales:
       The Company                                                $ 235,502                                $ 695,638
       Pinnacle                                                       2,970                                    8,752
       NPT                                                          (11,479)                                 (36,575)
                                                                  ---------                                ---------
     Total                                                        $ 226,993                                $ 667,815
                                                                  =========                                =========

     Net income (loss):
       The Company                                                $   3,815                                $  49,353
       Pinnacle                                                       1,382                                    4,108
       Pinnacle pro forma income tax expense (a)                       (553)                                  (1,643)
                                                                  ---------                                ---------
     Pro forma net income                                         $   4,644                                $  51,818
     Pinnacle pro forma income tax expense (a)                          553                                    1,643
                                                                  ---------                                ---------
     Net income reported                                          $   5,197                                $  53,461
                                                                  =========                                =========


                                                              Three months ended                       Nine months ended
                                                                 June 30, 1998                           June 30, 1998
                                                                (In thousands)                           (In thousands)
                                                                 (Unaudited)                              (Unaudited)
                                                              ------------------                      ------------------
   Basic shares outstanding:
     The Company                                                    100,742                                100,242
     Shares issued in Pinnacle Merger                                 1,897                                  1,897
                                                                 ----------                               --------
    Basic shares reported                                           102,639                                102,139

   Diluted shares outstanding:
     The Company                                                    104,350                                104,035
     Shares issued in Pinnacle Merger                                 1,897                                  1,897
                                                                 ----------                               --------
    Diluted shares reported                                         106,247                                105,932

   Basic earnings per share:
     Reported                                                     $     .05                               $    .52
     Pro forma                                                    $     .05                               $    .51

   Diluted earnings per share
     Reported                                                     $     .05                               $    .50
     Pro forma                                                    $     .04                               $    .49

----------------
   (a) Prior to the merger, Pinnacle was an S corporation and, therefore, income tax expense was not reflected in its historical net income.

2. Inventories at June 30, 1999 and September 30, 1998 consist of the following:


                                           June 30,         September 30,
                                            1999                1998
                                            ----                ----
   Raw materials                          $ 70,601            $ 54,465
   Work-in-process                          38,293              32,502
   Finished goods                           94,311              84,759
   LIFO Reserve                             (4,298)             (3,782)
                                          --------            --------
                                          $198,907            $167,944
                                          ========            ========

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

   Comprehensive income and the components of comprehensive income (loss) for the three and nine month periods ended June 30, 1999 and 1998 are as follows:
   (In thousands)


                                                     Three months ended                      Nine months ended
                                                            June 30,                              June 30,
                                                     1999               1998                 1999              1998
                                                     ----               ----                 ----              ----
   Net income                                      $ 32,506           $  5,197            $107,253           $ 53,461
   Other comprehensive income (loss)
     Foreign currency translation                    (4,793)             1,470             (12,625)            (2,493)
                                                   --------           --------            --------           --------
   Comprehensive income                            $ 27,713           $  6,667            $ 94,628           $ 50,968
                                                   ========           ========            ========           ========

4. Acquisitions completed in the third quarter of fiscal 1999 are as follows:

   (a) On June 3, 1999, the Company acquired Microgenics Corporation ("Microgenics") located in Pleasanton, California. Microgenics manufacturers and sells diagnostic reagents for use in drugs of abuse screening, therapeutic drug monitoring, thyroid function testing and anemia testing. Microgenics' annual sales are approximately $35 million.

   Acquisitions completed after the third quarter of fiscal 1999 are a follows:

   (a) On July 1, 1999, a subsidiary of Sybron Laboratory Products Corporation ("SLPC") acquired the assets of Micro Test, Inc. ("Micro Test") located in Lilburn, Georgia. Micro Test, with annual revenues of approximately $1.6 million, is a manufacturer of transport media for various infectious organisms.

   (b) On July 1, 1999, a subsidiary of SLPC acquired the bioreagent and ELISA immunochemistry product lines of Genzyme Diagnostics, a business unit of Genzyme General (Nasdaq:GENZ). These product lines generate approximately $3.1 million in annual sales.

   (c) On July 12, 1999, a subsidiary of Sybron Dental Specialties, Inc. ("SDS"), completed the acquisition of Alden Scientific, Inc. ("Alden") and its sister corporation Gulfstream Medical, Inc. The companies, located in Winthrop, Massachusetts with manufacturing facilities in Springfield, Massachusetts, manufacture reagents and related infection control products used to disinfect kidney dialysis machines. Alden also manufactures chemical detecting and hematology reagents, calibrating solutions and osmomerty standards. Combined annual sales are approximately $3.5 million.

   (d) On July 30, 1999, a subsidiary of SDS completed the acquisition of Endo Direct Ltd., located close to London, England. Endo Direct has been the exclusive importer and reseller of Tycom Dental endodontic products, product lines acquired by SDS in 1998. Endo Direct's annual sales are approximately $0.5 million.

   (e) On August 9, 1999, a subsidiary of SLPC completed the acquisition of STEM Corporation LTD., located in Tollesbury Essex, England. STEM designs, manufactures and markets heating, cooling, stirring and shaking equipment for laboratory applications. STEM's annual sales are approximately $1.6 million.

   All of the acquisitions were made for cash at an aggregate purchase price of approximately $94.2 million and are being accounted for as purchase business combinations with the results of the acquired entity being included in the Company's financial statements from the date of the acquisition.

5. In June 1998, the Company recorded a restructuring charge of approximately $24.0 million (approximately $16.7 million after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge was originally classified as components of cost of sales (approximately $6.4 million relating entirely to the write-off of inventory), selling, general and administrative expenses (approximately $16.9 million) and income tax expense (approximately $0.7 million). Upon reclassifying NPT to a discontinued operation in December, 1998, approximately $0.3 million and $0.6 million were reclassified from cost of sales and selling, general and administrative expenses to discontinued operations. In addition in the September 30, 1998 balance sheet, approximately $0.4 million of the remaining restructuring reserve at NPT was reclassified from restructuring reserve to net assets held for sale. Activity with respect to the restructuring charge since June 1998 is as follows:



                                           Shut-    Inventory
                                Lease      down       Write-     Fixed                            Contractual
                  Severance(a)  Pymts.(b)  Costs(b)   off(c)   Assets(c)    Tax(d)  Goodwill(e)  Obligations(f)   Other     Total
                  -----------   ---------  -------  ---------  ---------    ------  -----------  --------------   -----     -----
                                                           (In thousands)
1998 Initial
  Accrual          $  8,500     $ 400     $ 500     $6,400    $2,300       $  700      $2,100       $1,000       $2,100    $24,000
1998 cash
  payments            3,300       100       100         --        --           --          --          400          700      4,600
Non-cash 1998
 charges                 --        --        --      6,400     2,300           --       2,100           --          600     11,400
                   --------     -----     -----     ------    ------       ------      ------       ------       ------    -------
Balance 9/30/98       5,200       300       400         --        --          700          --          600          800      8,000
1999 cash
  payments            2,900       100       200         --        --           --          --          300           --      3,500
Adjustments (g)         900        --        --         --        --           --          --           --          400      1,300
                   --------     -----     -----     ------    ------       ------      ------       ------       ------    -------
Balance 6/30/99    $  1,400     $ 200     $ 200     $   --    $   --       $  700      $   --       $  300       $  400    $ 3,200
                   ========     =====     =====     ======    ======       ======      ======       ======       ======    =======

   (a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel). As of June 30, 1999, 152 employees have been terminated as a result of the restructuring plan. An adjustment of approximately $0.9 million was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions.
   (b) Amount represents lease payments and shutdown costs on exited facilities.
   (c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
   (d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.
   (e) Amount represents goodwill associated with exited product lines at SLPC.
   (f) Amount represents certain terminated contractual obligations primarily associated with Sybron Dental Specialties Corporation.
   (g) Amount represents reserves transferred from NPT (approximately $0.4 million relating to "other") which were reclassified to discontinued operations and approximately $0.9 million relating to unused severance as described in (a) above.

   The Company expects to make further cash payments of approximately $0.8 million in the fourth quarter of fiscal 1999, approximately $0.4 million and $0.2 million in the first and second quarters of fiscal 2000, respectively and approximately $1.8 million in the third quarter of fiscal 2000 and beyond. The actions associated with the restructuring are expected to eliminate annual costs of $16.0 million. In the third quarter of fiscal 1999, the Company estimates it saved approximately $4.0 million (or $16.0 million on an annualized basis). We do not anticipate any additional adjustments to the savings estimates.

6. For the nine months ended June 30, 1999, the Company incurred approximately $2.6 million ($1.6 million after tax or $.02 per share on a diluted basis) of costs associated with the Pinnacle Merger and the integration of "A" Company Orthodontics (`"A" Company'), a subsidiary of LRS Acquisition Corp. ("LRS"), with SDS. LRS was merged with a subsidiary of the Company on April 9, 1998 (the "LRS" Merger) and accounted for as a pooling of interests. The actual and anticipated costs associated with the Pinnacle Merger and the integration of "A" Company were primarily from Pinnacle Merger non-shareholder compensation (approximately $1.9 million). The remaining $0.7 million related to miscellaneous expenses primarily related to completing the "A" Company integration including customer announcements, professional fees, and relocation expenses. The Company does not anticipate incurring any further merger, transaction and integration expenses associated with the LRS and Pinnacle Mergers.

7. On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain - France. Net proceeds from the sale, net of $3.7 million of selling expenses and estimated adjustments, amounted to approximately $84.0 million. The sales price and final gain calculation are subject to further adjustments based upon the finalization of the audited book value of NPT at March 31, 1999 and the related tax impact. In the quarter ended June 30, 1999, the Company reduced the gain on the sale of NPT to reflect a reduction to the purchase price for estimated audit adjustments to NPT's balance sheet (approximately $1.9 million), an adjustment in the tax basis of NPT (approximately $1.3 million) and additional expenses incurred in the transaction (approximately $0.2 million), partially offset by a reduction to tax expense (approximately $2.6 million). The Company does not expect a significant change to the purchase price or gain as a result of the finalization of the audit of NPT's March 31, 1999 balance sheet and tax calculation. The proceeds of the sale net of tax and expenses were used to repay approximately $67.9 million previously owed under the Company's credit facilities.

   Sales from NPT were $11.5 million in the quarter ended June 30, 1998, and because NPT was sold on March 31, 1999, there were no sales in the quarter ended June 30, 1999. Sales from NPT were $21.0 million and $36.6 million for the year to date period in fiscal 1999 through NPT's sale date of March 31, 1999 and the nine months ended June 30, 1998, respectively. Certain expenses were allocated to discontinued operations in 1998 and the first two quarters ended March 31, 1999, including interest expense which was allocated based upon the historical purchase prices and cash flows of the companies comprising NPT.

   The components of net assets held for sale of discontinued operations included in the Consolidated Balance Sheet at September 30, 1998 are as follows: (In thousands)


                                                      September 30,
                                                          1998
                                                          ----
                                                       (Unaudited)

         Cash                                          $    317
         Net account receivables                          8,977
         Net inventories                                 10,152
         Other current assets                               158
         Intangible assets                               33,607
         Property plant and equipment - net               2,930
         Current portion of long term debt                  (25)
         Accounts payable                                (2,339)
         Accrued liabilities                             (1,012)
         Deferred income taxes- net                      (1,195)
         Long term debt                                      (8)
                                                       --------
                                                       $ 51,562
                                                       ========

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

Clinical and Industrial                      Laboratory Equipment
Erie Scientific Company                      Barnstead Thermolyne Corporation
Chase Scientific Glass, Inc.                 Lab-Line Instruments, Inc.
The Naugatuck Glass Company
Richard-Allan Scientific Company
Samco Scientific Corporation
Gerhard Menzel Glasbearbeitungswerk
         GmbH & Co. K.G.

                                      SDS

Professional Dental                          Orthodontics
Kerr Corporation                             Ormco Corporation
Beavers Dental Company                       Allesee Orthodontic Appliances, Inc
Metrex Research Corporation
Pinnacle Products, Inc

    Over the past several years the Company has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product line extensions, new product introductions, international growth and rationalization of existing businesses and product lines.

    When we use the terms "we" or "our" in this report, we are referring to Sybron International Corporation and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to the Company's fiscal quarters.

    Our results for the nine months ended June 30, 1999 include charges relating to integration costs associated with the merger with LRS Acquisition Corp. ("LRS") (the "LRS Merger"), the parent of "A" Company, and transaction costs associated with the merger with Pinnacle Products of Wisconsin, Inc. ("Pinnacle") (the "Pinnacle Merger") (See Note 6 to the Unaudited Consolidated Financial Statements). In addition, because the LRS and Pinnacle Mergers are each accounted for as a pooling of interests, all prior period data have been adjusted to reflect the historical results of LRS and Pinnacle as if the Mergers took place on the first day of the reporting period. In addition, historical financial data relating to Nalge Process Technologies Group, Inc. ("NPT") have been reclassified to discontinued operations. (See Note 7 to the Unaudited Consolidated Financial Statements)

    All results referred to below include the adjustments to the historical results for the pooling of interest transactions and the discontinued operation.

    Both our sales and operating income for the quarter and nine months ended June 30, 1999 grew over the corresponding prior year period. Net sales for the quarter and nine months ended June 30, 1999 increased by 23.4% and 19.9%, respectively, over the corresponding fiscal 1998 periods. Operating income for the quarter and nine months increased by 178.0% and 50.7%, respectively, over the corresponding fiscal 1998 periods. Excluding the restructuring charges and acquisition related expenses in both 1998 and 1999, operating income for the quarter and nine months increased by 18.6% and 21.0%, respectively, over the corresponding fiscal 1998 periods.

    Sales growth in the quarter and the nine months ended June 30, 1999 was strong both domestically and internationally. Domestic and international sales increased by 26.9% and by 15.6%, respectively, over the corresponding fiscal 1998 quarter and by 21.2% and by 17.0%, respectively, over the corresponding fiscal 1998 nine month period.

    Acquisitions aided sales growth significantly during the quarter and nine month periods, accounting for $30.7 million and $7.3 million of the domestic and international sales increase, respectively, for the quarter and $83.9 million and $22.9 million of the domestic and international sales increase, respectively, for the nine month period. Internal growth for the quarter and nine months ended June 30, 1999 was 6.8% and 5.1%, respectively.

    We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed one acquisition in the third quarter of fiscal 1999 and five in the fourth quarter through August 9, 1999. (See Note 4 to the Unaudited Consolidated Financial Statements.)

    Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $17.1 million and $14.2 million for the quarters ended June 30, 1999 and 1998, respectively, and $49.7 million and $41.6 million for the nine months ended June 30, 1999 and 1998, respectively. Because our operating results reflect significant depreciation and amortization expense largely associated with stepped-up assets and goodwill from our acquisition program and the leveraged buyout in 1987 of a company known at that time as Sybron Corporation (the "Acquisition"), we believe our "Adjusted EBITDA" is a useful measure of our ability to internally fund our liquidity requirements.

"Adjusted EBITDA" (while not a measure under generally accepted accounting principles ("GAAP"), and not a substitute for GAAP measured earnings or cash flows or an indication of operating performance or a measure of liquidity) represents, for any relevant period, net income from continuing operations plus
(i) interest expense, (ii) provision for income taxes, (iii) acquisition related expenses, (iv) restructuring charges and (v) depreciation and amortization, all determined on a consolidated basis and in accordance with GAAP. Our "Adjusted EBITDA" amounted to $84.6 million and $71.3 million for the quarters ended June 30, 1999 and 1998, respectively, and $240.5 million and $199.9 million for the nine months ended June 30, 1999 and 1998, respectively.

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

    From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. Two of these options were sold in the third quarter of fiscal 1998 for $0.4 million. The remaining options expired worthless in the fourth quarter of 1998. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark and the French franc as compared to the third and fourth quarters of 1997. In October 1998, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options are designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999. The options, designed to protect the Company from detrimental effects of foreign currency fluctuations in the second and third quarters, were sold or expired worthless in their respective quarters of fiscal 1999 at a net gain of $0.1 million and $0.5 million, respectively. The remaining contracts with a notional value of $15.2 million remained in place at June 30, 1999.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

    NET SALES. Net sales for the three months ended June 30, 1999 were $280.1 million, an increase of $53.1 million (23.4%) from net sales of $227.0 million for the corresponding three months ended June 30, 1998. Sales in the laboratory segment were $183.8 million for the three months ended June 30, 1999, an increase of 32.6% from the corresponding 1998 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies, net of discontinued product lines (approximately $34.7 million), (ii) increased volume from sales of existing products (approximately $5.6 million),
(iii) price increases (approximately $2.9 million), (iv) increased volume from sales of new products (approximately $1.1 million) and (v) an improved product mix (approximately $0.9 million). In the dental segment, net sales were $96.3 million for the three months ended June 30, 1999, an increase of 8.9% from the corresponding fiscal 1998 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies, net of discontinued product lines (approximately $3.3 million), (ii) increased volume from sales of existing products (approximately $2.5 million) and (iii) increased volume from sales of new products (approximately $2.2 million).

    GROSS PROFIT. Gross profit for the three months ended June 30, 1999 was $145.4 million, an increase of 28.0% from gross profit of $113.6 million for the corresponding fiscal 1998 period. Excluding the restructuring charges in the prior year period, gross profit for the three months ended June 30, 1999 increased 21.4% from gross profit of $119.7 million for the corresponding fiscal 1998 period. Gross profit in the laboratory segment was $88.4 million (48.1% of net segment sales), an increase of 31.8% from gross profit of $67.1 million (48.4% of net segment sales) during the corresponding fiscal 1998 period. Excluding the restructuring charges in the prior year period, gross profit in the laboratory segment increased 28.8% from gross profit of $68.6 million (49.5% of net segment sales) during the corresponding fiscal 1998 period. The decrease in gross margin percentage resulted primarily from purchased businesses in the laboratory segment with lower gross margins than our existing laboratory businesses. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $15.8 million),
(ii) increased volume (approximately $2.9 million), (iii) price increases (approximately $2.9 million), (iv) the effect of prior period restructuring charges (approximately $1.5 million), (v) favorable manufacturing overhead application (approximately $0.7 million) and (vi) favorable foreign currency impacts (approximately $0.4 million). Increased gross profit in the laboratory segment was partially offset by an unfavorable product mix (approximately $3.2 million). In the dental segment, gross profit was $57.0 million (59.2% of net segment sales) for the three months ended June 30, 1999, an increase of 22.6% from gross profit of $46.5 million (52.6% of net segment sales) during the corresponding fiscal 1998 period. Excluding the restructuring charges in the prior year period, gross profit increased 11.5% from gross profit of $51.1 million (57.9% of net segment sales) during the corresponding fiscal 1998 period. Increased gross profit in the dental segment resulted primarily from (i) the effect of prior period restructuring charges (approximately $4.6 million),
(ii) favorable manufacturing overhead application (approximately $2.4 million),
(iii) increased volume (approximately $2.0 million), (iv) the effects of acquired companies (approximately $1.8 million) and (v) an improved product mix (approximately $0.5 million) partially offset by inventory adjustments (approximately $0.7 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1999 were $76.8 million (27.4% of net sales) as compared to $88.9 million (39.2% of net sales) in the corresponding fiscal 1998 period. Excluding the restructuring charges and acquisition related expenses from both periods, selling, general and administrative expenses for the three months ended June 30, 1999 were $77.8 million (27.8% of net sales) as compared to $62.8 million (27.6% of net sales) in the corresponding fiscal 1998 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $6.7 million, representing an increase of 17.7% from $5.7 million in the corresponding fiscal 1998 period. The increase at the corporate level was primarily due to increased professional service and legal expenses. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $70.1 million (25.0% of net sales), representing a decrease of 15.8% from $83.2 million (36.7% of net sales) in the corresponding fiscal 1998 period. The decrease at the subsidiary level was primarily due to (i) prior period restructuring and acquisition expenses related expenses (approximately $27.3 million) and (ii) favorable foreign currency impacts (approximately $0.2 million) offset by (i) expenses related to newly acquired businesses (approximately $6.6 million), (ii) increased general and administrative expenses (approximately $3.0 million),
(iii) increased marketing expenses (approximately $2.0 million), (iv) increased amortization of intangible assets related to acquired businesses (approximately $1.4 million) and (iv) increased research and development expenditures (approximately $1.3 million).

    OPERATING INCOME. Operating income was $68.6 million (24.5% of net sales) for the three months ended June 30, 1999 compared to $24.7 million (10.9% of net sales) in the corresponding fiscal 1998 period. Excluding the restructuring charges and acquisition related expenses from both periods, operating income was $67.6 million (24.1% of net sales) for the three months ended June 30, 1999 compared to $57.0 million (25.1% of net sales) in the corresponding fiscal 1998 period. Operating income in the laboratory segment was $44.5 million (24.2% of net segment sales) compared to $25.5 million (18.4% of net segment sales) in the corresponding fiscal 1998 period. Excluding the restructuring charges from both periods, operating income was $44.7 million (24.3% of net sales) for the three months ended June 30, 1999 compared to $36.4 million (26.2% of net sales) in the corresponding fiscal 1998 period. Operating income in the dental segment was $24.1 million (25.1% of net segment sales) compared to an operating loss of $0.8 million in the corresponding fiscal 1998 period. Excluding the restructuring charges and acquisition related expenses from both periods, operating income was $22.9 million (23.8% of net sales) for the three months ended June 30, 1999 compared to $20.6 million (23.4% of net sales) in the corresponding fiscal 1998 period.

    INTEREST EXPENSE. Interest expense was $13.7 million for the three months ended June 30, 1999 compared to $13.4 million in the corresponding fiscal 1998 period. This increase resulted from a higher debt balance primarily from our acquisition activity, partially offset by the proceeds from the sale of NPT. Interest expense for the three months ended June 30, 1999 and 1998 included additional non-cash interest expense of $0.3 million resulting from the adoption of SFAS No. 106.

    INCOME TAXES. Taxes on income increased $14.9 million when compared to the fiscal 1998 period primarily as a result of increased earnings.

    INCOME FROM CONTINUING OPERATIONS. As a result of the foregoing, we had net income from continuing operations of $33.3 million for the three months ended June 30, 1999 compared to $4.7 million in the corresponding fiscal 1998 period.

    INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended June 30, 1998 was $0.5 million. The fiscal 1999 period contains no comparative results since the business was sold on March 31,1999.

    EXTRAORDINARY ITEM. On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain - France. Net proceeds from the sale, net of $3.7 million of selling expenses and estimated adjustments, amounted to $84.0 million. The Company realized a gain on this sale of $18.0 million (net of tax $16.0 million). For the quarter ended June 30, 1999, the Company reduced the gain on the sale of NPT to reflect a reduction to the purchase price for estimated audit adjustments to NPT's March 31,1999 balance sheet (approximately $1.9 million), an adjustment to the tax basis of NPT (approximately $1.3 million) and additional expenses incurred in the transaction (approximately $0.2 million), partially offset by a reduction to tax expense (approximately $2.6 million). The sales price and final gain calculation are subject to further adjustments based upon finalization of the audited book value of NPT at March 31, 1999 and the related tax impact. The Company does not expect a significant change to the purchase price or gain as a result of the finalization of the audit of NPT's March 31, 1999 balance sheet and tax calculation. The proceeds of the sale, net of tax and expenses, were used to repay approximately $67.9 million previously owed under the Company's credit facilities.

    NET INCOME. We had net income of $32.5 million for the three months ended June 30, 1999 compared to $5.2 million in the corresponding fiscal 1998 period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $2.9 million when compared to the prior year three month period. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1998

    NET SALES. Net sales for the nine months ended June 30, 1999 were $800.4 million, an increase of $132.6 million (19.9%) from net sales of $667.8 million for the corresponding nine months ended June 30, 1998. Sales in the laboratory segment were $515.7 million for the nine months ended June 30, 1999, an increase of 29.8% from the corresponding 1998 fiscal period. Increased sales in the laboratory segment resulted primarily from (i) sales of products of acquired companies, net of discontinued product lines (approximately $97.2 million), (ii) increased volume from sales of existing products (approximately $5.8 million),
(iii) price increases (approximately $5.9 million), (iv) increased volume from sales of new products (approximately $5.4 million), (v) a favorable product mix (approximately $2.2 million) and (vi) favorable foreign currency impacts (approximately $1.9 million). In the dental segment, net sales were $284.7 million for the nine months ended June 30, 1999, an increase of 5.3% from the corresponding fiscal 1998 period. Increased sales in the dental segment resulted primarily from (i) sales of products of acquired companies, net of discontinued product lines (approximately $9.6 million), (ii) increased volume from sales of new products (approximately $5.9 million) and (iii) favorable foreign currency movements (approximately $0.5 million). Increased sales in the dental segment were partially offset by reduced volume from sales of existing products (approximately $1.7 million).

    GROSS PROFIT. Gross profit for the nine months ended June 30, 1999 was $412.6 million, an increase of 20.1% from gross profit of $343.5 million for the corresponding fiscal 1998 period. Excluding the restructuring charges in the prior year period, gross profit for the nine months ended June 30, 1999 increased 18.0% from gross profit of $349.6 million for the corresponding fiscal 1998 period. Gross profit in the laboratory segment was $245.2 million (47.6% of net segment sales), an increase of 28.1% from gross profit of $191.4 million (48.2% of net segment sales) during the corresponding fiscal 1998 period. Excluding the restructuring charges in the prior year period, gross profit in the laboratory segment increased 27.1% from gross profit of $192.9 million (48.5% of net segment sales) during the corresponding fiscal 1998 period. Gross profit in the laboratory segment increased primarily as a result of (i) the effects of acquired companies (approximately $44.0 million), (ii) price increases (approximately $5.9 million), (iii) increased volume (approximately $5.3 million), (iv) the effect of prior period restructuring charges (approximately $1.5 million), (v) favorable foreign currency movements (approximately $0.7 million) and (vi) inventory adjustments (approximately $0.2 million). Increased gross profit was partially offset by (i) increased manufacturing overhead (approximately $3.0 million) and (ii) an unfavorable product mix (approximately $0.9 million). In the dental segment, gross profit was $167.4 million (58.8% of net segment sales) for the nine months ended June 30, 1999, an increase of 10.1% from gross profit of $152.1 million (56.2% of net segment sales) during the corresponding fiscal 1998 period. . Excluding the restructuring charges in the prior year period, gross profit increased 6.8% from gross profit of $156.7 million (57.9% of net segment sales) during the corresponding fiscal 1998 period. Increased gross profit in the dental segment resulted primarily from (i) the effect of prior period restructuring charges (approximately $4.6 million), (ii) decreased manufacturing overhead (approximately $4.2 million), (iii) the effects of acquired companies (approximately $3.7 million), (iv) increased volume (approximately $2.9 million), (v) an improved product mix (approximately $1.2 million) and (vi) favorable foreign currency impacts (approximately $0.4 million). Increased gross profit was partially offset by inventory adjustments (approximately $1.8 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended June 30, 1999 were $222.6 million (27.8% of net sales) as compared to $217.4 million (32.5% of net sales) in the corresponding fiscal 1998 period. Excluding the restructuring charges and acquisition related expenses from both periods, selling, general and administrative expenses for the nine months ended June 30, 1999 were $220.9 million (27.6% of net sales) as compared to $191.2 million (28.6% of net sales) in the corresponding fiscal 1998 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $17.8 million, representing an increase of 10.2% from $16.2 million in the corresponding fiscal 1998 period. The increase at the corporate level was primarily due to increased professional service and legal expenses. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $204.8 million (25.6% of net sales), representing an increase of 1.8% from $201.2 million (30.1% of net sales) in the corresponding fiscal 1998 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $18.3 million), (ii) increased amortization of intangible assets related to acquired businesses (approximately $3.8 million), (iii) increased marketing expense (approximately $2.4 million, (iv) increased general and administrative expenses (approximately $2.2 million) and (v) increased research and development expenditures (approximately $1.8 million). Increases in selling, general and administrative expenses were partially offset by (i) prior period restructuring and acquisition expenses related expenses (approximately $24.4 million) and (ii) favorable foreign currency impacts (approximately $0.7 million).

    OPERATING INCOME. Operating income was $190.0 million (23.7% of net sales) for the nine months ended June 30, 1999 compared to $126.1 million (18.9% of net sales) in the corresponding fiscal 1998 period. Excluding the restructuring charges and acquisition related expenses from both periods, operating income was $191.6 million (23.9% of net sales) for the nine months ended June 30, 1999 compared to $158.4 million (23.7% of net sales) in the corresponding fiscal 1998 period. Operating income in the laboratory segment was $122.5 million (23.8% of net segment sales) compared to $87.2 million (21.9% of net segment sales) in the corresponding fiscal 1998 period. Excluding the restructuring charges from both periods, operating income was $122.8 million (23.8% of net sales) for the nine months ended June 30, 1999 compared to $97.0 million (24.4% of net sales) in the corresponding fiscal 1998 period. Operating income in the dental segment was $67.5 million (23.7% of net segment sales) compared to $38.9 million (14.4% of net segment sales) in the corresponding fiscal 1998 period. Excluding the restructuring charges and acquisition related expenses from both periods, operating income was $68.8 million (24.2% of net sales) for the nine months ended June 30, 1999 compared to $61.4 million (22.7% of net sales) in the corresponding fiscal 1998 period.

    INTEREST EXPENSE. Interest expense was $41.9 million for the nine months ended June 30, 1999 compared to $40.1 million in the corresponding fiscal 1998 period. This increase resulted from a higher debt balance primarily from our acquisition activity, partially offset by the proceeds from the sale of NPT. Interest expense for the nine months ended June 30, 1999 and 1998 included additional non-cash interest expense of $0.9 million resulting from the adoption of SFAS No. 106.

    INCOME TAXES. Taxes on income increased $22.5 million when compared to the fiscal 1998 period primarily as a result of increased earnings.

    INCOME FROM CONTINUING OPERATIONS. As a result of the foregoing, we had net income from continuing operations of $89.2 million for the nine months ended June 30, 1999 compared to $50.3 million in the corresponding fiscal 1998 period.

    INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the nine months ended June 30, 1999 was $0.1 million compared to $3.1 million in the corresponding fiscal 1998 period. The fiscal 1999 period includes operating results of NPT for the period October 1, 1999 through the sale date of March 31, 1999, while the 1998 period includes a full nine months of operating results. As a result, comparative analysis would not be meaningful.

    EXTRAORDINARY ITEM. On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain - France. Net proceeds from the sale, net of $3.7 million of selling expenses and estimated adjustments, amounted to $84.0 million. The Company realized a gain on this sale of $18.0 million (net of tax $16.0 million). The sales price and final gain calculation are subject to further adjustments based upon finalization of the audited book value of NPT at March 31, 1999 and the related tax impact. The Company does not expect a significant change to the purchase price or gain as a result of the finalization of the audit and tax calculation. The proceeds of the sale net of tax and expenses were used to repay approximately $67.9 million previously owed under the Company's credit facilities.

    NET INCOME. We had net income of $107.3 million for the nine months ended June 30, 1999 compared to $53.5 million in the corresponding fiscal 1998 period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $8.1 million when compared to the prior year nine month period. This increase was primarily due to the amortization of intangible assets and depreciation of property, plant and equipment related to acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

    As a result of a 1987 leveraged buyout transaction (the "Acquisition") and the acquisitions we have completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with GAAP. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $59.4 million in the third quarter and by approximately $153.2 million in the nine months of fiscal 1999, primarily as a result of continued acquisition activity. We believe, therefore, that although it is not a GAAP measure and it is not a substitute for GAAP measured earnings and cash flows or an indication of operating performance or a measure of liquidity, "Adjusted EBITDA" represents a useful measure of our ability to internally fund our capital requirements.

    Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition, our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our June 1998 restructuring, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our current credit facilities. In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. With respect to the restructuring charge of approximately $24.0 million which was recorded in June, 1998, of which approximately $12.6 million represented expected cash expenditures, as of June 30, 1999, we have made cash payments of approximately $8.1 million, reclassified approximately $0.4 million to discontinued operations and made an adjustment of $0.9 million. Approximately $3.2 million remains to be paid of which an estimated $2.5 million will be paid over the next twelve months.

    The statement contained in the immediately preceding paragraph concerning our intent to continue to pursue our acquisition strategy is a forward-looking statement. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of our current credit facilities and the availability of suitable acquisition candidates at reasonable prices. See "Cautionary Factors" below.

    On July 31, 1995, we entered into a credit agreement (as amended to date, the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Tranche A Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility"). On the same day, we borrowed $300 million under the Tranche A Term Loan Facility and approximately $122.5 million under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under our previous credit facilities). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under our previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option for us in setting interest rates. On April 25, 1997, we entered into the Second Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment was an expansion of the credit facilities. The Tranche A Term Loan Facility was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300 million to $600 million. On April 25, 1997, we borrowed a total of $622.9 million under the credit facilities. The proceeds were used to repay $466.3 million of previously existing Eurodollar Rate and Tranche A ABR loans (as defined below) (including accrued interest and certain fees and expenses) under the credit facilities and to pay $156.6 million with respect to the purchase of Remel Limited Partnership which includes both the purchase price and payment of assumed debt. The $72 million of CAF borrowings (as defined below) remained in place. On July 1, 1998, we completed the First Amendment to the Second Amended Credit Agreement (the "Additional Amendment"). The Additional Amendment provided for an increase in the Tranche A Term Loan Facility of $100 million. On July 1, 1998, we used the $100 million of proceeds from the Additional Amendment to pay $100 million of existing debt balances under the Revolving Credit Facility. The Additional Amendment also provided us with the ability to use proceeds from the issuance of additional unsecured, subordinated indebtedness of up to $300 million, to pay amounts outstanding under the Revolving Credit Facility without reducing our ability to borrow under the Revolving Credit Facility in the future. On July 29, 1999, we entered into the Third Amended and Restated Credit Agreement (the "Third Amendment"), and borrowed an additional $300 million under a new term loan facility (the "Tranche B Term Loan Facility"). On July 29, 1999, we used the $300 million of proceeds from the Tranche B Term Loan Facility (after a reduction for fees of approximately $1.6 million) to repay $298.4 million of outstanding amounts under the Revolving Credit Facility.

    Payment of principal and interest with respect to the credit facilities and the Sale/Leaseback (as defined later herein) are anticipated to be our largest use of operating funds in the future. The Tranche A Term Loan Facility and Revolving Credit Facility provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "Tranche A ABR") or (b) the adjusted interbank offered rate for eurodollar deposits ("Eurodollar Rate") plus 1/2% to 7/8% (the "Tranche A Eurodollar Rate Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined in the Third Amendment), or (c) with respect to certain advances under Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility ("CAF"). The Tranche B Term Loan Facility provides for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate plus 1% to 1 1/4%, (ii) the federal funds rate plus of 1 1/2% to 1 3/4%, and (iii) the base CD rate plus 2% to 2 1/4%, depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit or (b) the Eurodollar Rate plus 2% to 2 1/4% depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit. The average interest rate on the Tranche A Term Loan Facility (inclusive of the swap agreements described below) in the third quarter and first three quarters of fiscal 1999 was 6.8% and 6.5%, respectively. The average interest rate on the Revolving Credit Facility in the third quarter and first three quarters of fiscal 1999 was 6.1% and 6.0%, respectively. The Company will pay an interest rate of 7.67% on the Tranche B Term Loan Facility through January 2000.

    As a result of the terms of our credit facilities, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of June 30, 1999, the Company has seven interest rate swaps outstanding aggregating a notional amount of $375 million. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Tranche A Eurodollar Rate Margin. For the quarter and first nine-months of fiscal 1999, the Tranche A Eurodollar Rate Margin was .75%. The swap agreement rates and duration as of June 30, 1999 are as follows:


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

    The Revolving Credit Facility provides up to $600 million in available credit. At June 30, 1999, there was approximately $56.5 million of available credit under the Revolving Credit Facility. After completion of the Third Amendment to the Credit Agreement on July 29, 1999 the proceeds of $300 million (after reduction for approximately $1.6 million of fees) were used to repay outstanding borrowings under the Revolving Credit Facility, increasing our available credit by $298.4 million. On July 29, 1999, after completion of the Third Amendment, the Company had available credit of $337.6 million. Under the Tranche A Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in fiscal 1997, $35.0 million due in fiscal 1998 and $17.5 million of the $36.25 million due in fiscal 1999. On March 31, 1999, as a result of the sale of NPT, the Company received approximately $87.7 million (approximately $86.0 million net of fees and expenses). Net proceeds of the sale, after a reduction for estimated applicable income taxes, were required to be used to repay amounts owed by the Company under the Tranche A Term Loan Facility. On March 31, 1999, the Company paid principal of approximately $67.9 million due under the Tranche A Term Loan Facility. The following table shows how the payments were applied, and the resulting revised schedule of principal payments under the Tranche A Term Loan Facility.


                                        Payments            Previously        Principal Due
                                      Applied from          Scheduled         After Application
                                        NPT Sale            Principal         of NPT Proceeds
                                        --------            ---------         ---------------

                                                          (In Millions)
Remaining payments
 due in fiscal 1999                       $ 18.75          $  18.75                  $    --
Payments due in 2000                        42.50             42.50                       --
Payments due in 2001                         1.29             53.75                    52.46
Payments due in 2002                         5.37            223.75                   218.38
                                          -------          --------                  -------
Total                                     $ 67.91          $ 338.75                  $270.84
                                          =======          ========                  =======

    In addition, under the terms of the Tranche B Term Loan Facility, the Company will be required to repay principal in consecutive quarterly installments beginning on January 31, 2000 as follows: $0.75 million due in fiscal 2000, $1.0 million due in fiscal 2001, $1.0 million due in fiscal 2002, $120.25 million due in fiscal 2003 and $177 million due in fiscal 2004, with the final payment due on July 31, 2004.

    The Credit Agreement contains numerous financial and operating covenants, including, among other things, restrictions on investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens or to pay cash dividends in excess of $50.0 million plus 50% of our consolidated net income for each fiscal quarter ending after June 30, 1995, less any dividends paid after June 22, 1994; and limitations on incurrence of additional indebtedness. The Credit Agreement permits us to make acquisitions provided we continue to satisfy all covenants upon any such acquisition. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control.

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

    We have substantially completed the identification, risk-assessment and plan development phases (phases (1) and (2)) of our initiative with respect to our internal systems. Our work in these phases has included both information technology ("IT") and non-information technology ("non-IT") systems. The IT systems include accounting, financial, budgeting, invoicing and other business systems. Non-IT systems include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems, and telephone systems. Although we believe we have substantially completed these phases, we recognize that because of the nature of the Year 2000 problem, work in these phases will continue up to the Year 2000 as new equipment, software, product lines and businesses are added in the normal course of our operations, including our acquisition program.

    We have completed in excess of 95% of our implementation phase (phase (3)) with respect to our internal systems. In most cases, we are upgrading existing software to versions which are Y2K compliant. In other cases entire software platforms are being replaced with more current, compliant systems, internally developed software is being reprogrammed, and hardware is being replaced. Although we have work remaining in this area, we believe all of our critical Y2K implementations have been made.

    The testing phase (phase (4)) is also well along, as we have completed in excess of 95% of the testing required for systems that have been remediated or replaced to date. Our efforts in this phase include testing by end users and determination by appropriate local Y2K project managers that the remediated or replaced systems are Y2K compliant. In those cases where testing cannot be conducted by Company personnel, as in the case of certain imbedded logic components, we rely on vendor certifications. Again, although we have some work remaining in this area, we believe we have completed the testing of all of the critical systems.

    The Company and each of its subsidiaries have project schedules which include the task of corresponding with critical vendors, customers, suppliers and other third parties to inquire about their Y2K readiness. The Company and it's subsidiaries have sent Y2K inquires to substantially all critical third parties. Based on the responses or lack of responses to date, the Company has determined there is a risk that some critical suppliers (i.e. those that are key to a product line or which represent a sole source of supply), will not be Y2K compliant. The Company's subsidiaries are developing contingency plans to deal with this risk. Depending on the vendor and product at issue, the Company will establish an alternative source, build inventory, or identify substitute products. Based upon the information we have to date, we believe our contingency plans will enable our subsidiaries to continue to operate without any significant disruption.

    Our Year 2000 initiative contemplates the development of contingency plans as we test our software solutions and complete our risk assessments with respect to third parties. Based upon the testing of our internal systems to date, we believe that significant operational problems and costs (including loss of revenue) are not reasonably likely to result from the failure of such systems as a result of the Y2K issue. We believe our most reasonably likely worst case scenarios would be the failure of an important supplier to deliver requested materials, parts or products or the failure of a significant distributor to get our products to end users. With respect to suppliers, as set forth in the previous paragraph, the Company's subsidiaries are developing contingency plans to deal with this risk. Based on our analysis to date, we believe that the operational problems that would reasonably likely result from the failure of critical suppliers would not be significant. The associated costs relating to supplier problems and the cost of associated contingency planning (including the cost of building inventory, qualifying alternative suppliers, and potential lost revenue) have not been fully analyzed, but at this time are believed to be insignificant. Although we have not done an analysis to determine the effect of the failure of a significant distributor to be able to ship our products to end users as a result of Y2K issues, our review to date has not identified any significant distributor to be reasonably likely to have significant Y2K compliance issues.

    Because of the nature of the Y2K problem, we expect to continue all phases of our initiative until the Year 2000, and expect to have to continue to develop contingency plans for Y2K issues arising between now and the Year 2000. In addition, even though phases (1) through (4) of our initiative are substantially completed for our core businesses, we will have to establish appropriate Y2K compliance goals for businesses we acquire in the future pursuant to our acquisition program.

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


Year 2000                                     Fiscal 1999      Fiscal 1999
(in thousands)(est.)    Fiscal 1998            9 months        Last 3 months (est.)
===================================================================================
Capital Costs             $1,657                $   774        $   426
-----------------------------------------------------------------------------------
Expenses                     914                    391            160
-----------------------------------------------------------------------------------
Total                     $2,571                $ 1,165        $   586
-----------------------------------------------------------------------------------

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

FOREIGN EXCHANGE

      We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the French Franc, German Mark, Swiss Franc and the Japanese Yen values versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions are accomplished with options that expire on or near the maturity date of the anticipated transactions. In October 1998 we entered into twelve foreign currency options to hedge our exposure to each of the aforementioned currencies. During the third quarter of fiscal 1999, three of the option contracts were sold and a fourth expired worthless resulting in a gain of $0.5 million. As of June 30, 1999 four foreign currency options remain with a notional value of $15.1 million and a cost of $0.1 million which at June 30, 1999, approximates fair market value. These options are designed to protect us from potential detrimental effects of a strengthening U.S. dollar in our fourth quarter of fiscal 1999.

    In fiscal 1999, we expect our exposure from our primary foreign currencies to approximate the following:


                                ESTIMATED
                           EXPOSURE DENOMINATED                          ESTIMATED
                            IN THE RESPECTIVE                            EXPOSURE
CURRENCY                    FOREIGN CURRENCY                         IN U.S. DOLLARS
--------                   --------------------                      ---------------
                                                (IN THOUSANDS)
French Franc (FRF)               157,453 FRF                             $25,712
German Mark  (DEM)                26,450 DEM                             $14,171
Swiss Franc  (CHF)                19,396 CHF                             $12,887
Japanese Yen (JPY)               886,358 JPY                             $ 6,754

      As a result of these anticipated exposures, we entered into a series of options expiring at the end of the second, third and fourth quarters of fiscal 1999 to protect ourselves from possible detrimental effects of foreign currency fluctuations as compared to the second, third and fourth quarters of 1998. We accomplished this by taking approximately one-fourth of the exposure in each of the foreign currencies listed above and purchasing a put option on that currency (giving us the right but not the obligation to sell the foreign currency at a predetermined rate). We purchased put options on the foreign currencies at amounts approximately equal to our quarterly exposure. These options expire on a quarterly basis, at an exchange rate approximately equal to the prior year's corresponding quarter's actual exchange rate. In the second quarter, three of the options were sold and a fourth expired worthless, in aggregate, netting a gain of $0.5 million to the Company. In October 1998, we acquired the following put options:



                      NOTIONAL                                                     OPTION          STRIKE
CURRENCY              AMOUNT(A)                   EXPIRATION DATE                  PRICE          PRICE(B)
--------              ---------                   ---------------                  ------         --------
                                         (IN THOUSANDS, EXCEPT STRIKE PRICES)
FRF      (c)         40,000             March 26, 1999                           $    22            6.00
FRF      (d)         40,000             June 28, 1999                            $    40            6.00
FRF                  40,000             September 28, 1999                       $    69            5.95
DEM      (c)          6,500             March 26, 1999                           $     9            1.80
DEM      (d)          6,500             June 28, 1999                            $    17            1.80
DEM                   6,500             September 28, 1999                       $    24            1.80
CHF      (c)          4,800             March 26, 1999                           $    11            1.46
CHF      (d)          4,800             June 28, 1999                            $    12            1.49
CHF                   4,800             September 28, 1999                       $    21            1.48
JPY      (c)        220,000             March 30, 1999                           $    39          128.00
JPY      (d)        220,000             June 30, 1999                            $    28          134.00
JPY                 220,000             September 30, 1999                       $    21          140.00

-------------

(a) Amounts expressed in units of foreign currency
(b) Amounts expressed in foreign currency per U.S. dollar
(c) Options sold or expired in the second quarter of fiscal 1999 at a net gain of $0.1 million.
(d) Options sold or expired in the third quarter of fiscal 1999 at a net gain of $0.5 million.

    Our exposure in terms of these options is limited to the purchase price. As an example, using the French Franc contract due to expire at September 28, 1999:


FRF EXCHANGE       GAIN/(LOSS)           GAIN/(LOSS)              NET GAIN/
   RATE            ON OPTION (A)    FROM PRIOR YEAR RATE (B)       (LOSS)
------------       ------------     -----------------------       --------
                   (IN THOUSANDS, EXCEPT EXCHANGE RATE)
5.5                $ (69)                $ 550                    $ 481
6.0                  (13)                  (56)                     (69)
6.5                  500                  (569)                     (69)


(a) Calculated as (notional amount/strike price)-(notional amount/exchange rate)-premium paid, with losses limited to the premium paid on the contract.
(b) Calculated as (notional amount/exchange rate) - (notional amount/strike price).

INTEREST RATES

    We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar Rate. Interest rate risk management is accomplished by the use of swaps to create fixed debt amounts by resetting Eurodollar Rate loans concurrently with the rates applying to the swap agreements. At June 30, 1999, we had floating rate debt of approximately $810.7 million of which a total of $375 million was swapped to fixed rates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rate plus the applicable Tranche A Eurodollar Rate Margin. During the second quarter and year to date of fiscal 1999, the Tranche A Eurodollar Rate Margin was .75%. The swap agreement rates and duration as of June 30, 1999 are as follows:


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


      The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar Rate and the effect of the interest rate swaps which reduce that risk. The model assumes i) a base Eurodollar Rate of 5.1% (the "Eurodollar Base Rate") which approximates the June 30, 1999 three month Eurodollar Rate), ii) the Company's floating rate debt is equal to it's June 30, 1999 floating rate debt balance of $810.7 million, iii) the Company pays interest on floating rate debt equal to the Eurodollar Rate + 75 basis points, iv) that the Company has interest rate swaps with a notional amount of $375.0 million (equal to the notional amount of the Company's interest rate swaps at June 30, 1999) and v) that the Eurodollar Rate varies by 10% of the Base Rate.


                                         Interest expense               Interest expense
                                         increase from a                decrease from a
                                         10% increase in the            10% decrease in the
Interest rate exposure                   Eurodollar Base Rate           Eurodollar Base Rate
----------------------                   --------------------           --------------------
Without interest rate swaps:                   $4.1 million              ($4.1 million)
With interest rate swaps:                      $2.2 million              ($2.2 million)

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


                                     SYBRON INTERNATIONAL CORPORATION
                                     (Registrant)



Date  August 16, 1999                /s/  Dennis Brown
      ---------------                --------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                                       INCORPORATED
EXHIBIT                                                HEREIN BY        FILED
NUMBER  DESCRIPTION                                    REFERENCE TO     HEREWITH

4.1     Third Amended and Restated Credit                                   X
        Agreement, dated as of  July 29, 1999
        (the "Credit Agreement"), among the
        Registrant and certain of its subsidiaries, the several Lenders from time to time parties thereto, Chase Securities Inc., as Arranger, and The Chase Manhattan
        Bank, as Administrative Agent for the
        Lenders

4.2     Form of Revolving Credit Note, dated
        July 29, 1999, pursuant to the
        Credit Agreement                                                    X

4.3     Form of Tranche A Term Note, dated
        July 29, 1999, pursuant to the
        Credit Agreement                                                    X

4.4     Form of Additional Tranche A Term Note,
        dated July 29, 1999, pursuant to the
        Credit Agreement                                                    X

4.5     Form of Tranche B Term Note, dated
        July 29, 1999, pursuant to the
        Credit Agreement                                                    X

4.6     Form of Swing Line Note, dated
        July 29, 1999, pursuant to the
        Credit Agreement                                                    X


4.7     Fourth Amended and Restated                                         X
        Parent Pledge Agreement, dated as of
        July 29, 1999, executed pursuant to the
        Credit Agreement

4.8     Fourth Amended and Restated                                         X
        Subsidiaries Guarantee, dated as of
        July 29, 1999, executed pursuant to the
        Credit Agreement

                                                   INCORPORATED
EXHIBIT                                            HEREIN BY        FILED
NUMBER  DESCRIPTION                                REFERENCE TO     HEREWITH

4.9     Fourth Amended and Restated                                    X
        Subsidiaries Pledge Agreement, dated
        as of July 29, 1999, executed pursuant
        to the Credit Agreement

27.1    Financial Data Schedule                                        X


27.2    Restated Financial Data Schedule (nine
        month period ended June 30, 1998)                              X