Form 10-K405/A
period 1998-09-30
SYBRON INTERNATIONAL CORP
filed 1999-09-13
CIK 824803

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                 Amendment No. 1
                                       to

  (MARK ONE)
     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1998

                or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

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

                                                        NAME OF EACH EXCHANGE
                      TITLE OF EACH CLASS                ON WHICH REGISTERED
         Common Stock, par value $0.01 per share       New York Stock Exchange

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

                        SYBRON INTERNATIONAL CORPORATION
                                TABLE OF CONTENTS
                                       TO
                         1998 ANNUAL REPORT ON FORM 10-K

               ITEM                                                                                                       PAGE
               ----                                                                                                       ----
PART I
                  1   Business...........................................................................................   1
                  2   Properties.........................................................................................  13
                  3   Legal Proceedings..................................................................................  14
                  4   Submission of Matters to a Vote of Security Holders................................................  16
                      Executive Officers of the Registrant...............................................................  16
PART II
                  5   Market for Registrant's Common Equity and Related Stockholder Matters..............................  17
                  6   Selected Financial Data............................................................................  18
                  7   Management's Discussion and Analysis of Financial Condition and Results of Operations..............  19
                7A    Quantitative and Qualitative Disclosures About Market Risk.........................................  35
                  8   Financial Statements and Supplementary Data........................................................  38
                  9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............  68
PART III
                 10   Directors and Executive Officers of the Registrant.................................................  68
                 11   Executive Compensation.............................................................................  68
                 12   Security Ownership of Certain Beneficial Owners and Management.....................................  68
                 13   Certain Relationships and Related Transactions.....................................................  68
PART IV
                 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................  69
                      Signatures.........................................................................................  70




Explanatory Note. This Form 10-K/A - Amendment No. 1 to Form 10-K contains the full text of Sybron International Corporation's Form 10-K for the fiscal year ended September 30, 1998, as amended to reflect amendments to the following items of the initial filing: Item 1 (Business), Item 2 (Properties), Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk), Item 8 (Financial Statements and Supplementary Data) and Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                        SYBRON INTERNATIONAL CORPORATION

                              CROSS REFERENCE SHEET

                                                       HEADING(S) IN PROXY STATEMENT FOR
            FORM 10-K                                     ANNUAL MEETING OF SHAREHOLDERS
            ITEM NO.                                            TO BE HELD JANUARY 27, 1999
         -----------                                   ------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

                             BUSINESSES AND PRODUCTS

    The subsidiaries of Sybron International Corporation are leading manufacturers of value-added products for the labware and life sciences, clinical and industrial, diagnostics and microbiology, laboratory equipment, process technologies, professional dental and orthodontic markets in the United States and abroad. Our labware and life sciences, clinical and industrial, diagnostics and microbiology, laboratory equipment and process technologies businesses are grouped under Sybron Laboratory Products Corporation ("SLPC"), and our professional dental and orthodontic businesses are grouped under Sybron Dental Specialties, Inc. ("SDS"). Their major product categories and their primary subsidiaries in each category are as follows:

                                      SLPC
                                      ----

Labware and Life Sciences                              Clinical and Industrial

  Nalge Nunc International Corporation                      Erie Scientific Company
  National Scientific Company                               Chase Scientific Glass, Inc.
  Nunc A/S                                                  The Naugatuck Glass Company
  Nalge (Europe), Ltd.                                      Richard-Allan Scientific Company
                                                            Samco Scientific Corporation
                                                            Gerhard Menzel
                                                            Glasbearbeitungswerk
                                                            GmbH & Co. K.G.


Diagnostics and Microbiology                           Laboratory Equipment

  Applied Biotech, Inc.                                     Barnstead Thermolyne Corporation
  CASCO-NERL Diagnostics Corporation                        Lab-Line Instruments, Inc.
  Diagnostic Reagents, Inc.
  Alexon-Trend, Inc.
  Remel Inc.



Process Technologies

 Nalge Process Technologies Group, Inc.


                                      SDS
                                      ---

Professional Dental                                    Orthodontics

  Kerr Corporation                                          Ormco Corporation
  Beavers Dental Company                                    "A" Company Orthodontics
  Metrex Research Corporation                               Allesee Orthodontic Appliances, Inc.
  Pinnacle Products, Inc.

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

                          CERTAIN FINANCIAL INFORMATION

    The following table sets forth our net sales by product category for the years indicated.

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                      1996        1997            1998
                                                                  ----------- -----------     -----------
                                                                               (IN THOUSANDS)
       SLPC:
         Labware and Life Sciences...............................  $ 197,542   $ 212,430       $ 230,414
         Clinical and Industrial.................................     87,222     109,868         135,336
         Diagnostics and Microbiology............................     13,195      47,675         113,143
         Laboratory Equipment....................................     63,225      69,967          78,869
       Subtotal Laboratory Products..............................    361,184     369,973         478,893
         Process Technologies....................................     33,140      51,295          47,843
                                                                   ---------   ---------       ---------
       Subtotal SLPC.............................................    394,324     491,235         605,605
                                                                   ---------   ---------       ---------
       SDS:
         Professional Dental.....................................    172,019     189,683         192,543
         Orthodontics............................................    149,107     158,108         162,534
                                                                   ---------   ---------       ---------
       Subtotal SDS..............................................    321,126     347,791         355,077
                                                                   ---------   ---------       ---------
       Total Net Sales...........................................  $ 715,450   $ 839,026       $ 960,682
                                                                   =========   =========       =========


    We have included other financial information about our product segments and foreign operations in Note 15 to our consolidated financial statements in Item 8 of this Annual Report, and such information is incorporated herein by reference.

BUSINESSES AND PRODUCTS OF SYBRON LABORATORY PRODUCTS CORPORATION

                                     GENERAL

    In May 1998 we realigned our laboratory subsidiaries under SLPC. We did this in order to take advantage of sales, marketing, administrative and manufacturing synergies among companies which have related product lines, customers and methods of distribution. Headquartered in Portsmouth, New Hampshire, SLPC is responsible for managing subsidiaries in five product categories. The categories are i) Labware and Life Sciences, ii) Clinical and Industrial, iii) Diagnostics and Microbiology, iv) Laboratory Equipment and v) Process Technologies. Products in these categories bear brand names such as NALGENE(R), NUNC(R), BARNSTEAD(R), THERMOLYNE(R), REMEL(R), SUPERFROST(R) and COLORFROST(R), which are well recognized in the laboratory industry.

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

    CLINICAL AND INDUSTRIAL. Clinical and Industrial products include microscope slides, cover glass, glass tubes and vials, stains and reagents for clinical testing, thin glass for watch crystals, cosmetic mirrors, and precision and coated glass used in various optic applications.

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

    Clinical and Industrial products accounted for approximately 12%, 13% and 14%, of our consolidated net sales in 1996, 1997 and 1998, respectively.

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

    PROCESS TECHNOLOGIES. Process Technologies products include plastic tubing and tanks, silicone tubing and non-metallic fittings for the pharmaceutical, semi-conductor and biotechnology industries, pipe and tubing for ultra-pure applications, hoses, fittings and accessories used in fluid and gas transport applications and sanitary stainless steel fittings used in such applications. Although we have manufactured some of these products for many years, we expanded our business in these areas, through a series of acquisitions beginning in 1995. In February 1995 we acquired Sani-Tech, Inc. In 1996, we broadened our product line through the acquisitions of Acutech Plastics, Inc. and Flexible Components, Inc. In 1997 we added Pure-Fit, Inc. These companies were combined in 1998 to form Nalge Process Technologies Group, Inc.

    Process Technologies products accounted for approximately 5%, 6% and 5% of our consolidated net sales in 1996, 1997 and 1998, respectively.

                                  NEW PRODUCTS

    Apart from the addition of new products through its acquisition program, product development efforts at SLPC and its subsidiaries are focused on expanding product offerings in the laboratory markets currently served. Product offerings are designed to develop and improve products for new and existing technologies and to allow laboratories and lab technicians to take cost out of their procedures. Recent examples of new products from the Labware and Life Sciences category include P.E.T. packaging and laboratory bottles, Nunc EZ cell culture flasks, Cantene outdoor bottles, micro-packaging vials and low particulate bottles. New products from the Clinical and Industrial category include EDGE-RITE(R) microtome blades, pre-filled specimen containers, SUPERSLIP(R) cover glass and COLORMARK(R) slides. New Diagnostic and Microbiology products include Campobacter, Rotovirus and Adnovirus tests. New Laboratory Equipment products in 1998 include ROPURE INFINITY(R), a reverse osmosis water purification system, European test tube incubators and an extended safety hot plate stirring line. New Process Technologies products include convoluted FEP hose and silicon double Y tubing for parastaltic fluid monitoring. We spent approximately $6.8, $7.9 and $8.8 million on research and development in the laboratory segment in 1996, 1997 and 1998, respectively.

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

    Our principal competitors for Labware and Life Sciences products are Corning/Costar, Millipore Corporation, Wheaton Science Products, and Kautex Werke Reinhold Hagen A.G. Principal competitors in the Clinical and Industrial category include Shandon (a division of Life Sciences, Inc.), Knittel Glaser, Surgipath Medical Industries, Inc., Sigma-Aldrich Company, Copan Diagnostics Company and Elkay Products, Inc. Becton Dickinson Microbiology Systems, Meridian Diagnostics International, Biokit, SA, Dyno Particles AS and Abbott Laboratories are our principal competitors with respect to Diagnostic and Microbiology products. Principal competitors in the Laboratory Equipment category are Corning Costar, Inc. ("Corning/Costar"), Millipore Corporation, New Brunswick Scientific Company, Inc., Forma Scientific, Inc. and Lindberg/Blue M (owned by General Signal Corp.) Principal competitors in the Process Technologies category are American Precision Plastics and Star Plex Corporation.

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



SUBSIDIARY/LOCATION OF FACILITY                     BUILDING SPACE AND USE                    OWNED OR LEASED
-------------------------------                     ----------------------                    ---------------
PROPERTIES USED BY SLPC
-----------------------
                                                    Labware and Life Sciences
                                                    -------------------------

Penfield, New York                                  266,000 sq. ft./manufacturing,                 leased
                                                    warehouse and
                                                    offices
New Castle, Delaware                                26,000 sq. ft./manufacturing, warehouse        leased
                                                    and
                                                    offices
Wiesbaden, Germany                                  21,000 sq. ft./warehouse                       leased
Naperville, Illinois                                103,000 sq. ft./manufacturing,                 owned
                                                    warehouse and
                                                    offices
Roskilde, Denmark                                   151,000 sq. ft./manufacturing and              owned
                                                    offices
Kenosha, Wisconsin                                  27,000 sq. ft./manufacturing, warehouse        leased
                                                    and
                                                    offices
Ichikana, Japan                                     36,000 sq. ft./warehouse                       leased

                                                    Clinical and Industrial
                                                    -----------------------

Rockwood, Tennessee                                 195,000 sq. ft./manufacturing and              owned
                                                    offices
Portsmouth, New Hampshire                           151,000 sq. ft./manufacturing and              leased
                                                    warehouse
Braunschweig, Germany                               40,000 sq. ft./manufacturing and offices       owned
Romont, Switzerland                                 200,000 sq. ft./manufacturing and              owned
                                                    offices
Aguadilla, Puerto Rico                              23,000 sq. ft./manufacturing                   leased
Naugatuck, Connecticut                              80,000 sq. ft./manufacturing                   owned

                                                    Diagnostics and Microbiology
                                                    ----------------------------

Holtsville, New York                                30,000 sq. ft./manufacturing                   owned
Indianapolis, Indiana                               34,000 sq. ft./manufacturing and offices       leased
Wayne, New Jersey                                   32,000 sq. ft./manufacturing                   leased
Lenexa, Kansas                                      115,000 sq. ft./manufacturing,                 owned
                                                    warehouse and
                                                    office
Lake Charles, Louisiana                             23,000 sq. ft./manufacturing and offices       owned
Ramsey, Minnesota                                   25,000 sq. ft./manufacturing and offices       leased
Portland, Maine                                     26,000 sq. ft./manufacturing and offices       leased
San Diego, California                               40,000 sq. ft./manufacturing and offices       leased
Sunnyvale, California                               28,000 sq. ft./manufacturing and offices       leased
East Providence, Rhode Island                       46,000 sq. ft./manufacturing and offices       leased
Kalamazoo, Michigan                                 40,000 sq. ft./manufacturing                   leased
West Paterson, New Jersey                           20,000 sq. ft./manufacturing                   leased

                                                    Laboratory Equipment
                                                    --------------------

Dubuque, Iowa                                       180,000 sq. ft./manufacturing and              leased
                                                    offices
Melrose Park, Illinois                              110,000 sq. ft./manufacturing and              owned
                                                    offices
Southend-on-Sea, England                            24,000 sq. ft./manufacturing and offices       leased

PROPERTIES USED BY PROCESS TECHNOLOGIES
---------------------------------------
                                                    Process Technologies
                                                    --------------------

Bridgewater, New Jersey                             44,000 sq. ft./manufacturing, warehouse        leased
                                                    and
                                                    offices
Reading, Pennsylvania                               46,000 sq. ft./manufacturing, warehouse        leased
                                                    and
                                                    offices

PROPERTIES USED BY SDS
----------------------

                                                    Sybron Dental Specialties
                                                    -------------------------

Orange, California                                  104,000 sq. ft./headquarters,                  leased
                                                    manufacturing and
                                                    warehouse



SUBSIDIARY/LOCATION OF FACILITY                     BUILDING SPACE AND USE                    OWNED OR LEASED
-------------------------------                     ----------------------                    ---------------
                                                    Professional Dental
                                                    -------------------

Morrisburg, Ontario                                 60,000 sq. ft./manufacturing                   owned
Danbury, Connecticut                                30,000 sq. ft./manufacturing, warehouse        leased
                                                    and
                                                    offices
Romulus, Michigan                                   220,000 sq. ft./manufacturing                  leased
Scafati, Italy                                      39,000 sq. ft./manufacturing                   owned

                                                    Orthodontics
                                                    ------------

San Diego, California                               76,000 sq. ft./manufacturing and offices       owned
Mexicali, Mexico                                    57,000 sq. ft./manufacturing and offices
Glendora, California                                66,000 sq. ft./manufacturing                   leased
Redmond, Washington                                 29,000 sq. ft./manufacturing, warehouse        leased
                                                    and
                                                    offices
Uman, Yucatan, Mexico                               35,000 sq. ft./manufacturing                   owned
Tijuana, Mexico                                     32,000 sq. ft./manufacturing                   owned

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


              NAME                  AGE                             POSITIONS
              ----                  ---                             ---------
Kenneth F. Yontz...............     54     Chairman of the Board, President and Chief Executive
                                           Officer
Dennis Brown...................     51     Vice President-- Finance, Chief Financial Officer and
                                           Treasurer
R. Jeffrey Harris..............     43     Vice President-- General Counsel and Secretary
Frank H. Jellinek, Jr..........     53     President, SLPC
Floyd W. Pickrell, Jr..........     53     President, SDS

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

           1997                                                                 HIGH       LOW
           ----                                                               --------  ------
           First Quarter..................................................    $  16.875 $  14.375
           Second Quarter.................................................       17.375    13.375
           Third Quarter..................................................       20.375    13.563
           Fourth Quarter.................................................       21.875    19.625


            1998                                                                HIGH       LOW
           -----                                                              --------  ------
           First Quarter..................................................    $  24.250 $  19.500
           Second Quarter.................................................       28.688    21.844
           Third Quarter..................................................       29.125    22.000
           Fourth Quarter.................................................       27.375    16.375

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information of the Company for the five years in the period ended September 30, 1998. This selected financial information should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

                                                                          YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------------------
                                                        1994          1995         1996         1997         1998
                                                    ------------  ------------  ------------ ------------  ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data(a):
Net sales.......................................    $ 439,704     $ 560,852      $715,450    $ 839,026     $ 960,682
Income from continuing operations
  before extraordinary items and
  cumulative effect of accounting
  change........................................       43,015        52,687        57,489       83,813        78,037
Discontinued operation..........................           --            --            --           --        (7,750)(c)
Extraordinary items.............................           --        (2,885)(b)        --         (673)(b)        --
Cumulative effect of accounting
  change........................................         (420)(d)        --            --           --            --
Net income......................................       42,595        49,802        57,489       83,140        70,287
Earnings per share:
Basic earnings per common share from
  continuing operations before
  extraordinary items and cumulative
  effect of accounting change...................          .46           .55           .59(e)       .85           .78(e)
Discontinued operation..........................           --            --            --           --          (.08)
Extraordinary items.............................           --          (.03)           --         (.01)           --
Cumulative effect of accounting
  change........................................           --            --            --           --            --
Basic earnings per common share.................          .46           .52           .59(e)       .84           .70(e)
Diluted earnings per common share from
  continuing operations before
  extraordinary items and cumulative
  effect of accounting change...................          .46           .54           .57(e)       .82           .75(e)
Discontinued operation..........................           --            --            --           --          (.07)
Extraordinary items.............................           --          (.03)           --         (.01)           --
Cumulative effect of accounting
  change........................................           --            --            --           --            --
Diluted earnings per common share...............          .46           .51           .57(e)       .81           .68(e)

                                                                          AS OF SEPTEMBER 30,
                                                    -------------------------------------------------------------------
                                                       1994           1995          1996        1997           1998
                                                    ------------  -----------  ------------- ------------  ------------
                                                                               (IN THOUSANDS)
Balance Sheet Data:
  Total assets..................................    $ 557,676      $ 901,379     $1,023,656  $1,267,991     $1,545,065
  Long-term debt................................      223,565        443,609        515,784     676,072        790,097
  Shareholders' equity..........................      176,775        222,545        288,581     374,494        470,016

------------------

(a) Includes results of acquired companies since their effective dates of acquisition with the exception of (i) the merger of National Scientific Company ("National") with a wholly owned subsidiary of Sybron formed for that purpose, whose results are included from October 1, 1996, the beginning of the fiscal year in which the merger occurred. (results of National prior to October 1, 1996 qualified as an immaterial pooling of interests in relation to the operations of the Company taken as a whole) and (ii) the merger of LRS Acquisition Corp. ("LRS") with a wholly owned subsidiary of Sybron formed for that purpose, whose results are included from October 1, 1994, the first full year of LRS' operations. See Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report.
(b) Amount resulted from the refinancing of our debt. See Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report.
(c) Amount resulted from the settlement of environmental litigation relating to a facility which was sold in 1983 as part of a discontinued operation. See
    Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report.
(d) Amount resulted from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 4 to our consolidated financial statements contained in Item 8 of this Annual Report.
(e) Includes a restructuring charge of $.06 per basic and diluted common share in 1996, and special charges (relating to a restructuring charge and merger, transaction and integration expenses associated with the merger with LRS) of $.23 per basic common share and of $.22 per diluted common share in 1998, respectively. See item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below, and Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.

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

    These actions eliminated annual costs of approximately $6.1 million. Savings at SLPC were projected to result from: i) reduced salaries and related expenses associated with the elimination of duplicative sales, marketing and administrative personnel at Nalge Nunc International (approximately $2.5 million), ii) reduced salaries and related expenses from consolidating sales, marketing and administrative personnel at Remel Inc. and Alexon Trend (approximately $1.2 million), iii) reduced salaries and related expenses associated with eliminating duplicative sales personnel due to product line consolidation at Owl Separation Systems, Inc. (approximately $0.7 million),
    iv) reduced salaries and related expenses associated with eliminating duplicative sales, marketing and administrative personnel at Nalge Process Technologies Group, Inc. (approximately $0.6 million), v) reduced salaries and related expenses associated with eliminating duplicative sales, information systems and marketing personnel at Barnstead Thermolyne Corporation (approximately $0.5 million), vi) reduced salaries and related expenses associated with eliminating duplicative sales and administrative functions at other SLPC locations (approximately $0.4 million) and vii) rent and related facility costs at Sani-Tech (approximately $0.2 million).

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

    These actions eliminated annual costs of approximately $11.0 million. Savings at SDS were projected to result from: i) reduced salaries and related employee expenses associated with a reduction in the number of sales representatives (approximately $2.9 million), ii) the elimination of duplicative costs associated with combining the SDS sales office located in Zurich, Switzerland into an existing "A" Company facility in the Netherlands (approximately $2.4 million), iii) a reduction in marketing, accounting and information technology, customer service, administrative and legal costs resulting from the elimination of duplicative functions at "A" Company and SDS (approximately $1.5 million, $0.8 million, $0.3 million, $0.1 million and $0.1 million, respectively), iv) a reduction of salaries and related expenses associated with the elimination of executive staff and directors fees at "A" Company (approximately $1.7 million), v) the anticipation of subleasing the "A" Company administrative facility after moving administrative functions into SDS's existing facility in Orange, California (approximately $0.6 million), vi) the elimination of duplicative costs associated with combining a research and development office in Michigan with an existing research and development office in Orange, California (approximately $0.3 million) and vii) costs associated with combining a Japanese sales office into an existing Japanese sales office (approximately $0.3 million).

     The initial period of savings discussed in (a) and (b) above, began in the third quarter of fiscal 1998. At that time the Company estimates it saved approximately $0.7 million (or $2.8 million on an annualized basis). In the fourth quarter of fiscal 1998, the Company estimates it saved approximately $3.1 million (or $12.4 million on an annualized basis). Actual savings to date have been in line with management's expectations. We do not anticipate, and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

(c) $10.5 million ($6.4 million after tax) consists of transaction and merger and integration costs associated with the LRS Merger. We anticipate additional merger and integration costs of $0.7 million before taxes in each of the first, second and third fiscal quarters of 1999.

    The following table is presented for ease of reconciliation of the historical reported financial information and the restated results reflecting the LRS Merger for the last three years:


                                               1998 BEFORE
                                               RESTATEMENT           EFFECT OF         1998
                                             FOR LRS MERGER         RESTATEMENT      REPORTED
                                                   (a)            FOR LRS MERGER      RESULTS
                                            -----------------   -----------------   -----------
                                                                  (IN THOUSANDS)
Net sales..................................        $936,737          $ 23,945        $ 960,682
Cost of sales..............................         454,151             9,613          463,764
Restructuring charges......................           6,416                --            6,416
                                               ------------      -------------   -------------

Gross profit...............................         476,170            14,332          490,502
Selling, general and administrative expenses        262,271             9,796          272,067
Restructuring, merger, transaction and
integration expenses.......................          27,431                --           27,431
                                                   --------          --------        ---------
Operating income...........................         186,468             4,536          191,004
Interest expense...........................          54,887             1,999           56,886
Other expense..............................              52                --               52
Income taxes ..............................          54,940             1,089           56,029
                                                   --------          --------        ---------
Net income from continuing operations......          76,589             1,448           78,037
Discontinued operation-- loss from
  operations of Taylor Instruments (net of
  income tax benefit of $4,750)............          (7,750)               --           (7,750)
                                                   --------          --------        ---------
Net income.................................        $ 68,839          $  1,448        $  70,287
                                                   ========          ========        =========


                                                 1997 BEFORE         EFFECT OF         1997
                                               RESTATEMENT FOR      RESTATEMENT      REPORTED
                                                  LRS MERGER      FOR LRS MERGER      RESULTS
                                              ----------------  -----------------   -----------
                                                                  (IN THOUSANDS)
Net sales...................................    $  795,087           $ 43,939        $ 839,026
Gross profit................................       403,168             26,210          429,378
Selling, general and administrative expenses       223,209             19,048          242,257
                                                   -------           --------        ---------
Operating income............................       179,959              7,162          187,121
Interest expense............................        43,195              4,029           47,224
Other expense...............................           873                 --              873
Income taxes................................        54,015              1,196           55,211
                                                    ------           --------        ---------
Net income before extraordinary item........        81,876              1,937           83,813
Extraordinary item (write off of unamortized
deferred financing fees (net of income tax
benefit of $413)............................          (673)                --             (673)
                                                 ---------           --------        ---------
Net income..................................     $  81,203           $  1,937        $  83,140
                                                 =========           ========        =========

                                                  1996 BEFORE        EFFECT OF         1996
                                                RESTATEMENT FOR     RESTATEMENT      REPORTED
                                                  LRS MERGER      FOR LRS MERGER      RESULTS
                                               ----------------  ----------------   -----------
                                                                  (IN THOUSANDS)
Net sales..................................        $674,457          $ 40,993        $715,450
Gross profit...............................         336,627            22,780         359,407
Selling, general and administrative
expenses...................................         194,587            18,919         213,506
Restructuring charges......................           5,307                --           5,307
                                                   --------          --------        --------
Operating income...........................         136,733             3,861         140,594
Interest expense...........................          35,237             4,245          39,482
Other expense..............................             570                --             570
Income taxes expense (benefit).............          43,342              (289)         43,053
                                                   --------          --------        --------
Net income.................................        $ 57,584          $    (95)       $ 57,489
                                                   ========          ========        ========

----------

(a) Includes the results of LRS from April 1, 1998 to September 30, 1998.

    Both our net sales and operating income grew in 1998 from the previous year. Net sales in 1998 increased by 14.5% over 1997. Operating income in 1998 increased by 2.1% over 1997, negatively influenced by the restructuring, merger, transaction and integration expenses discussed above. Excluding the special charges, operating income increase by 20.2% over 1997.

    Sales growth for the year ended September 30, 1998 was strong both domestically and internationally. Domestic and international sales increased by 18.5% and 6.5%, respectively, over the prior year. International sales were negatively impacted by the strengthening of the U.S. dollar and economic weakness in the Asian region. If currency effects were removed from sales, the international increase over 1997 would have been 10.6%. Sales to the Asian region decreased by approximately $4.6 million when compared to the corresponding 1997 period.

    Acquisitions aided sales growth significantly in 1998, accounting for $90.3 million and $25.7 million of the domestic and international sales increases over the prior year. Internal sales growth was 0.7% and showed improvement in the fourth quarter after a decline in our third quarter. Internal growth has been negatively impacted by the strengthened U.S. dollar, weak sales in the Asian region, distributor inventory re-balancing impacting Barnstead Thermolyne, reduced sales at Nalge Process Technologies Group, Inc. and a disruption in Ormco and "A" Company sales caused by the redistribution of sales territories in connection with the LRS Merger. Kerr's sales, which were negatively impacted by dealer inventory consolidation in the second quarter, showed growth in the third and fourth quarters. Inventory consolidation is, however, expected to continue to impact sales, as the dealer network continues to consolidate. Without currency effects, internal growth was approximately 2.1% in 1998.

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


                                            APPROXIMATE ANNUAL
                                              SALES PRIOR TO      ACQUISITION
            COMPANY                             ACQUISITION          DATE              DESCRIPTION
---------------------------------        ----------------------  -------------   -----------------------
                                                 Labware and Life Sciences
                                                 -------------------------
Lida Manufacturing Corporation........            $5.7 million     10/97         Manufacturer of syringe filters
                                                                                 for chromatography sample
                                                                                 preparation.
Summit Biotechnology, Inc.............            $1.2 million      5/98         Processor and distributor of
                                                                                 fetal bovine serum for cell
                                                                                 culture and diagnostic purposes.
                                                 Clinical and Industrial
                                                 -----------------------

Chase Instruments Corp................           $21.6 million     10/97         Manufacturer of disposable
                                                                                 laboratory glassware.
Cel-Line Associates, Inc..............            $1.9 million      1/98         Manufacturer of printed
                                                                                 microscope slides.
SciCan Scientific.....................            $5.5 million      4/98         Manufacturer of disposable
                                                                                 laboratory glassware.
Marks Polarized Corporation...........            $0.9 million      5/98         Manufacturer of laminated
                                                                                 filters, polarizers, polarized
                                                                                 filters and other optical
                                                                                 products.
Scherf Prazision GmbH.................            $2.6 million      8/98         Manufacturer of volumetric
                                                                                 glassware, tubes and vials.
                                               Diagnostics and Microbiology
                                               ----------------------------

Clinical Standards Labs, Inc..........            $2.8 million     11/97         Manufacturer of products used to
                                                                                 identify and detect bacteria
                                                                                 involved in infections.
Diagnostic Reagents, Inc..............            $7.6 million      1/98         Manufacturer of immunoassay
                                                                                 reagents principally used for
                                                                                 drugs of abuse testing.
Criterion Sciences....................            $5.6 million      4/98         Manufacturer of a glucose
                                                                                 tolerance beverage, hematology
                                                                                 stains and reagents.
Custom Laboratories, Inc..............            $1.4 million      4/98         Manufacturer of a glucose
                                                                                 tolerance test beverage.
DiMed Corporation.....................            $1.8 million      4/98         Manufacturer and distributor of
                                                                                 culture media products.
Applied Biotech, Inc..................           $25.1 million      8/98         Manufacturer of products for the
                                                                                 rapid detection of pregnancy,
                                                                                 drugs of abuse and infectious
                                                                                 diseases.
Diagnostic products of Seradyn,
  Inc.................................           $12.0 million      8/98         Manufacturer of infectious
                                                                                 disease diagnostic reagents,
                                                                                 test kits and uniform latex
                                                                                 particles.
MicroBio Products, Inc................            $3.7 million      8/98         Manufacturer of culture media
                                                                                 products.
                                                     Laboratory Equipment

Electrothermal Engineering Ltd........            $5.6 million      7/98         Manufacturer of laboratory
                                                                                 equipment including heating
                                                                                 mantles and controls.
Lab-Line Instruments, Inc.............           $20.3 million      7/98         Manufacturer of a broad line of
                                                                                 constant temperature laboratory
                                                                                 apparatus.
                                                 Professional Dental
                                                 -------------------

Viro Research International,
  Inc.................................            $3.2 million      2/98         Marketer of skin antisepsis
                                                                                 products.
Tycom Dental Corporation..............            $8.0 million      7.98         Manufacturer of a line of
                                                                                 endodontic instruments.
The high level
  disinfectant/sterilant business
  of Cottrell Ltd.....................            $7.5 million      7/98         High level liquid
                                                                                 disinfectant/sterilant products
                                                          Orthodontics
                                                          ------------

Ormodent Group........................           $21.5 million     12/97         Distributor of Ormco's
                                                                                 orthodontic line of products in
                                                                                 France.
"A" Company Orthodontics..............           $43.9 million      4/98         Manufacturer and developer of
                                                                                 orthodontic products.

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

    Our reported results of operations reflect goodwill amortization, other amortization, and depreciation, which are non-cash charges, totaling $45.7 million, $50.7 million and $57.1 million in 1996, 1997 and 1998, respectively. Depreciation and amortization increased in 1998 due to our acquisition activity and associated amortization of stepped up assets and goodwill. In 1998, depreciation and amortization associated with the leveraged buyout in 1987 of a company known at the time as Sybron Corporation (the "Acquisition") decreased by approximately $4.7 million, primarily as a result of the completed write-off of tangible and intangible assets with a ten year life. This decrease was entirely offset by the impact of past and continuing acquisition activity. As discussed below in "Liquidity and Capital Resources", our earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") amounted to $193.3 million, $237.0 million and $281.9 million in 1996, 1997 and 1998, respectively. Adjusted EBITDA, while not a generally accepted accounting principles measure, represents, for any relevant period, net income (except that extraordinary items and discontinued operations are excluded) plus (i) interest expense, (ii) provision for income taxes, (iii) Special Charges, (iv) depreciation, and (v) amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

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

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                        -------------------------------------
                                                                            1996          1997           1998
                                                                        -----------   -----------    --------
                                                                                     (IN THOUSANDS)
Domestic net sales.................................................      $ 455,007     $ 564,320      $668,603
Net sales outside the United States................................        260,443       274,706       292,079
                                                                         ---------     ---------      --------
Total net sales....................................................      $ 715,450     $ 839,026      $960,682
                                                                         =========     =========      ========

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1998
COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

    Net Sales. Net sales for the year ended September 30, 1998 were $960.7 million, an increase of 14.5% from 1997 net sales of $839.1 million. Net sales in the laboratory segment were $557.8 million in 1998, an increase of 26.8% from 1997 net sales of $439.9 million. Increased net sales in the laboratory segment resulted primarily from: (i) net sales of products of acquired companies (approximately $107.9 million), (ii) increased sales of new products (approximately $5.3 million), (iii) increased sales of existing products (approximately $4.7 million) and (iv) price increases (approximately $4.0 million). Increased sales were partially offset by unfavorable foreign currency fluctuations (approximately $4.4 million). In the dental segment, net sales were $355.1 million in 1998, an increase of 2.1% from 1997 net sales of $347.8 million. Increased net sales in the dental segment resulted primarily from: (i) net sales of products of acquired companies (approximately $8.1 million) and
(ii) increased net sales of new products (approximately $6.5 million). Increased sales were partially offset by: (i) unfavorable foreign currency fluctuations (approximately $7.2 million) and (ii) reduced net sales of existing products (approximately $0.1 million). In the process technologies segment, net sales were $47.8 million in 1998, a decrease of 6.7% from 1997 net sales of $51.3 million. Decreased net sales in the process technologies segment resulted primarily from: (i) reduced net sales of existing products (approximately $4.5 million) partially offset by increased prices (approximately $0.9 million).

    Gross Profit. Gross profit for the year ended September 30, 1998 was $490.5 million, an increase of 14.2% from 1997 gross profit of $429.4 million. Gross profit before the Special Charges for the year ended September 30, 1998 was $496.9 million, an increase of 15.7% from 1997 gross profit. Gross profit in the laboratory segment was $267.3 million (47.9% of segment net sales), an increase of 26.7% from 1997 gross profit of $210.9 million (47.9% of segment net sales). Gross profit before the Special Charges was $268.8 million, an increase of 27.4% from 1997 gross profit. Increased gross profit in the laboratory segment was primarily from: (i) the effects of acquired companies (approximately $53.1 million), (ii) increased volume (approximately $8.8 million), (iii) price increases (approximately $4.0 million) and (iv) reduced amortization (approximately $1.5 million). Increased gross profit was partially offset by:
(i) an unfavorable product mix (approximately $4.0 million), (ii) increased manufacturing overhead (approximately $3.2 million), (iii) unfavorable foreign currency fluctuations (approximately $2.5 million) and (iv) the special charges (approximately $1.5 million). In the dental segment, gross profit was $204.1 million (57.5% of segment net sales), an increase of 3.1% from 1997 gross profit of $198.0 million (56.9% of segment net sales). Gross profit before the Special Charges was $208.8 million, an increase of 5.4% from 1997 gross profit. Increased gross profit in the dental segment was primarily from: (i) the effects of acquired companies (approximately $5.7 million), (ii) decreased manufacturing overhead (approximately $3.8 million), (iii) an improved product mix (approximately $3.0 million), (iv) increased volume (approximately $2.1 million), (v) inventory valuation adjustments (approximately $1.8 million) and
(vi) reduced amortization (approximately $1.2 million). Increased gross profit was partially offset by: (i) unfavorable foreign currency impacts (approximately $6.9 million) and (ii) approximately $4.6 million of the Special Charges. In the process technologies segment, gross profit was $19.1 million (39.9% of segment net sales), a decrease of 6.7% from 1997 gross profit of $20.5 million (39.9% of segment net sales). Gross profit before the Special Charges was $19.4 million, a decrease of 5.4% from 1997 gross profit. Decreased gross profit in the process technologies segment was primarily from: (i) a reduction in volume (approximately $1.4 million), (ii) increased manufacturing overhead (approximately $0.6 million) and (iii) approximately $0.3 million of the Special Charges, partially offset by increased prices (approximately $0.9 million).

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $299.5 million (31.2% of net sales), as compared to $242.3 million (28.9% of net sales) for 1997. Selling, general and administrative expenses before the Special Charges was $272.1 million (28.3% of net sales). General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments, were $21.3 million in 1998, representing a decrease of 6.8% from $22.9 million in 1997. Before the Special Charges, general and administrative expenses were $21.1 million, a decrease of 7.5% when compared to 1997. The decrease at the corporate level was primarily due to reduced depreciation and amortization expense of certain tangible and intangible assets that became fully amortized or depreciated in the prior fiscal year. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $278.2 million, representing a $58.8 million (26.8%) increase over $219.4 million in 1997. Before the Special Charges, general and administrative expenses were $250.9 million representing an increase of 14.4% when compared to 1997. Increases at the subsidiary level were primarily from: (i) approximately $26.8 million of the Special Charges, (ii) increased selling, general and administrative expenses as a result of acquired businesses (approximately $23.9 million), (iii) increased amortization of intangibles primarily as a result of acquisitions (approximately $6.0 million), (iv) increased general and administrative expenses (approximately $4.6 million) and (v) increased marketing expenses (approximately $2.4 million) partially offset by: (i) favorable foreign currency fluctuations (approximately $3.8 million) and (ii) reduced research and development expenses (approximately $0.9 million).

    Special Charges. The results of 1998 include the Special Charges which total $34.5 million ($23.1 million after tax) as follows:

(a) In June 1998, the Company recorded a restructuring charge of approximately $24.0 million (approximately $16.7 million after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales (approximately $6.4 million relating to the write-off of inventory discussed below), selling, general and administrative expenses (approximately $16.9 million) and income tax expense (approximately $0.7 million).

     1998 Restructuring activity and components are as follows: (In thousands)

                                          Shut-  Inventory
                               Lease       down   Write-   Fixed                            Contractual
                Severance(a)  Pymts.(b)  Costs(b) off(c)   Assets(c)   Tax(d)  Goodwill(e)  Obligations(f)  Other     Total
                ------------  ---------  -------- ------   ---------   ------  -----------  --------------  -----     -----
1998
  Restructuring
  charge             $8,500      $400      $500   $6,400    $2,300      $700      $2,100       $1,000     $2,100   $24,000
1998 Cash
  payments            3,300       100       100       --        --        --          --          400        700     4,600
1998 Non cash
  charges                --        --        --    6,400     2,300        --       2,100           --        600    11,400
                     ------      ----      ----   ------    ------      ----      ------       ------     ------   -------
September 30,
  1998 balance       $5,200      $300      $400   $   --    $   --      $700      $   --       $  600     $  800   $ 8,000
                     ======      ====      ====   ======    ======      ====      ======       ======     ======   =======

----------------

     (a) Amount represents severance and termination costs for approximately 165 notified employees (primarily administrative, sales and marketing personnel). As of September 30, 1998 120 employees were terminated as a result of the restructuring plan. No significant adjustments were made to the liability.
     (b) Amount represents lease payments and shutdown costs on exited facilities.
     (c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
     (d) Amount consists of a statutory tax relating to transferring assets from a sales office in Zurich, Switzerland to Amsterdam, Netherlands.
     (e) Amount consists of goodwill associated with exited product lines primarily associated with SLPC.
     (f) Amount consists of contractual obligations, primarily associated with SDS.

     The Company expects to make future cash payments of approximately $2.4 million, $2.0 million, $1.3 million, $1.5 million in the first, second, third and fourth quarters of fiscal 1999, respectively and approximately $800 in fiscal 2000 and beyond.

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

    Operating Income. As a result of the foregoing, operating income was $191.0 million (19.9% of net sales) for 1998, as compared with $187.1million (22.3% of net sales) in 1997. Excluding the Special Charges in 1998, operating income was $224.9 million (23.4% of net sales) for 1998. Operating income in the laboratory segment was $122.1 million (21.9% of segment net sales) as compared to $99.9 million (22.7% of segment net sales) in 1997. Excluding the Special Charges in the 1998 period, operating income in the laboratory segment was $130.5 million (23.4% of segment net sales) for 1998. Operating income in the dental segment was $59.7 million (16.8% of segment net sales) in 1998 as compared to $76.2 million (21.9% of segment net sales) in 1997. Excluding the Special Charges in the 1998 period, operating income in the dental segment was $84.2 million (23.7% of segment net sales) for 1998. Operating income in the process technologies segment was $9.2 million (19.2% of segment net sales) in 1998 as compared to $11.0 million (21.4% of segment net sales) in 1997. Excluding the Special Charges in the 1998 period, operating income in the process technologies segment was $10.1 million (21.1% of segment net sales) for 1998.

    Interest Expense. Interest expense was $56.9 million in 1998, an increase of $9.7 million from 1997. The increase resulted from a higher average debt balance in 1998, resulting primarily from our acquisition activity.

    Income Taxes. Taxes on income from continuing operations were $56.0 million, an increase of $0.8 million from 1997. The increase resulted primarily from increased taxable earnings partially offset by increased expenses associated with the Special Charges.

    Discontinued Operations. On May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Site"), an operation accounted for as a discontinued operation when the decision was made to exit the industrial capital goods business in 1983. The CE Litigation, brought in the New York Supreme Court, Monroe County, New York, related to claims CE made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Site. The Site was sold to CE in 1983 by the predecessor of a subsidiary of the Company. We settled the CE Litigation on November 16, 1998. Under the settlement agreement, the Company agreed to pay up to $10 million for remediation of contamination located on the Site. $8.5 million was paid on the date of settlement. Up to an additional $1.5 million will be paid if, and to the extent that, the future cost of on-Site remediation exceeds $5.5 million. In exchange, CE has agreed to be responsible for and to indemnify the Company with respect to the remediation of on-Site contamination. The settlement agreement also provides that Sybron will assume control over and be responsible for the remediation of any potential contamination located off-Site. Our results for 1998 reflect a pre-tax charge of $12.5 million consisting of the $8.5 million paid on the date of settlement, $1.5 million to be paid if and to the extent that the future costs of on-site remediation costs exceed $5.5 million and $2.5 million which includes the Company's estimate, based in part on an analysis provided by a consultant to the Company, of the costs associated with the remediation of off-Site contamination. Based on current information, off-Site remediation may include a soil vapor monitoring program and the clean-up of mercury contaminated sediments in sewers close to the Site. See Item 3, "Legal Proceedings" and Note 13 to our consolidated financial statements contained in this Annual Report

    Net Income. As a result of the foregoing, we had net income $70.3 million in 1998, as compared to net income of $83.1 million in 1997.

    Depreciation and Amortization. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $6.3 million in 1998 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997
COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

    Net Sales. Net sales for the year ended September 30, 1997 were $839.0 million, an increase of 17.3% from 1996 net sales of $715.4 million. Net sales in the laboratory segment were $439.9 million in 1997, an increase of 21.8% from 1996 net sales of $361.2 million. Increased net sales in the laboratory segment resulted primarily from: (i) net sales of products of acquired companies (approximately $72.4 million), (ii) price increases (approximately $7.0 million), (iii) net sales of new products (approximately $5.2 million) and (iv) net sales of existing products (approximately $0.5 million) partially offset by unfavorable foreign currency fluctuations (approximately $6.0 million). In the dental segment, net sales were $347.8 million in 1997, an increase of 8.3% from 1996 net sales of $321.1 million. Increased net sales in the dental segment resulted primarily from: (i) increased net sales of existing products (approximately $17.7 million), (ii) net sales of products of acquired companies (approximately $9.9 million) and (iii) net sales of new products (approximately $7.7 million), partially offset by unfavorable foreign currency fluctuations (approximately $8.6 million). In the process technologies segment, net sales were $51.3 million in 1997, an increase of 54.8% from 1996 net sales of $33.1 million. Increased net sales in the process technologies segment resulted primarily from: (i) net sales of products of acquired companies (approximately $16.9 million) and (ii) net sales of existing products (approximately $1.3 million).

    Gross Profit. Gross profit for the year ended September 30, 1997 was $429.4 million, an increase of 19.5% from 1996 gross profit of $359.4 million. Gross profit before the 1996 restructuring charges increased 18.7% when compared to 1996. Gross profit in the laboratory segment was $210.9 million (47.9% of segment net sales), an increase of 25.5% from 1996 gross profit of $168.1 million (46.5% of segment net sales). Increased gross profit in the laboratory segment was primarily from: (i) the effects of acquired companies (approximately $35.3 million) and (ii) increased volume (approximately $15.0 million), partially offset by: (i) increased material costs (approximately $2.5 million),
(ii) unfavorable foreign currency fluctuations (approximately $2.3 million),
(iii) higher manufacturing overhead (approximately $1.1 million) and (iv) increased scrap (approximately $0.9 million). In the dental segment, gross profit was $198.0 million (56.9% of segment net sales), an increase of 10.8% from 1996 gross profit of $178.7 million (55.7% of segment net sales). Gross profit before the 1996 restructuring charges increased 9.4% when compared to 1996. Increased gross profit in the dental segment was primarily from: (i) increased volume (approximately $14.1 million), (ii) the effects of acquired companies (approximately $4.7 million), (iii) lower manufacturing overhead (approximately $2.4 million) and (iv) prior period restructuring charges (approximately $2.2 million) partially offset by unfavorable foreign currency impacts (approximately $4.1 million). In the process technologies segment, gross profit was $20.5 million (39.9% of segment net sales), an increase of 62.6% from 1996 gross profit of $12.6 million (38.0% of segment net sales). Increased gross profit in the process technologies segment was primarily from the effects of acquired companies (approximately $7.7 million).

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1997 were $242.3 million (28.9% of net sales) compared to $218.8 million (30.6% of net sales) in 1996. General and administrative expenses at the corporate level, including amortization of goodwill, were $22.9 million in 1997, representing a decrease of 12.4% from $26.1 million in 1996. Decreases at the corporate level were primarily from: (i) reduced legal expense (approximately $1.9 million), (ii) reduced depreciation and amortization expense (approximately $1.0 million) and (iii) a reduction in employee benefits expense (approximately $0.3 million). Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $219.4 million, representing a $26.7 million (13.8%) increase over $192.7 million in 1996. Before the 1996 Special charges, selling, general and administrative expenses increased 17.1% when compared to fiscal 1996. Increases at the subsidiary level were primarily due to: (i) increased selling, general and administrative expenses as a result of acquired businesses (approximately $17.5 million), (ii) increased marketing expenses (approximately $5.1 million), (iii) increased general and administrative expenses (approximately $4.0 million), (iv) increased amortization of intangibles primarily as a result of acquisitions (approximately $2.9 million), (v) unfavorable foreign currency impacts (approximately $1.8 million) and (vi) increased research and development expenses (approximately $0.7 million). Increased selling, general and administrative expenses at the subsidiary level were reduced partially by the effect the prior period restructuring charges (approximately $5.3 million).

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

1996 Restructuring activity and components are as follows:


                                                          Shut-     Inventory
                                              Lease       down      Write-     Fixed
                              Severance(a)   Pymts.(b)   Costs(b)   off(c)    Assets(c)  Tax(d)   Other    Total
                              ------------   ---------   --------   -------   ---------  ------   -----    -----
     1996 Restructuring
       charge                    $2,300       $1,300      $ 800      $2,000     $ 500  $   800   $  600    $8,300
     1996 Cash payments           1,000          500        600          --        --       --      400     2,500
     1996 Non cash
       charges                       --           --         --       2,000       500       --       --     2,500
                                 ------       ------      -----      ------     -----  -------   ------    ------
     September 30, 1996
       balance                    1,300          800        200          --        --  $   800   $  200     3,300
     1997 Cash payments           1,100          400        200          --        --  $   800   $  200     2,700
                                 ------       ------      -----      ------     -----  -------   ------    ------
     September 30, 1997
       balance                      200          400         --          --        --       --       --       600
     1998 Cash payments             200          200         --          --        --       --       --       400
                                 ------       ------      -----      ------     -----  -------   ------    ------
     September 30, 1998
       balance                   $   --       $  200      $  --     $    --     $  --  $    --   $   --    $  200
                                 ======       ======      =====     =======     =====  =======   ======    ======

----------------

    (a) Amount represents severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel). As of September 30, 1998 all employees were terminated as a result of the restructuring plan. No significant adjustments were made to the liability.
    (b) Amounts represent lease payments and shutdown costs on exited facilities.
    (c) Amounts represent write-offs of inventory and fixed assets associated with discontinued product lines.
    (d) Amount represents a statutory tax relating to transferred assets from an exited sales facility in Germany to Switzerland.

    Operating Income. As a result of the foregoing, operating income was $187.1 million (22.3% of net sales) for 1997, as compared with $140.6 million (19.7% of net sales) in 1996. Operating income in the laboratory segment was $99.9 million (22.7% of segment net sales) as compared to $77.0 million (21.3% of segment net sales) in 1996. Operating income in the dental segment was $76.2 million (21.9% of segment net sales) in 1997 as compared to $58.0 million (18.1% of segment net sales) in 1996. Operating income in the process technologies segment was $11.0 million (21.4% of segment net sales) in 1997 as compared to $5.6 million (17.0% of segment net sales) in 1996.

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

    Depreciation and Amortization. Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $5.0 million in 1997 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

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

Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $215.1 million in 1998, primarily as a result of continued acquisition activity. We believe, therefore, that Adjusted EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

    Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. See Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report. Approximately $163.7 million of cash was generated from operating activities in 1998, an increase of $64.9 million or 65.7%, over 1997. Increased cash flow from operating activities resulted primarily from increased Adjusted EBITDA (approximately $44.9 million), a decrease in income taxes paid (approximately $20.2 million), decreases in net assets (approximately $11.9 million) partially offset by increased cash paid for interest (approximately $12.1 million). Approximately $280.3 million of cash was used in investing activities in 1998, an increase of $24.5 million or 9.6% over 1997. Increased investing activities resulted primarily from an increase in acquired businesses (approximately $21.3 million) and an increase in capital expenditures (approximately $7.8 million) partially offset by an increase in proceeds from the sale of property plant and equipment (approximately $4.6 million). Approximately $123.9 million of cash was provided from financing activities, primarily from the Company's existing Credit Facilities described below. With respect to the restructuring charge of approximately $24.0 million, of which approximately $12.6 million represents cash expenditures, as of September 30, 1998, we have made cash payments of approximately $4.6 million. Approximately $8.0 million remains to be paid over the next twelve months.

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

  EXPIRATION DATE                                     NOTIONAL AMOUNT   SWAP AGREEMENT DATE SWAP AGREEMENT RATE
------------------                                   ----------------------------------------------------------
August 13, 1999..................................      $50 million     August 13, 1993              5.54%
June 8, 2002.....................................      $50 million     December 8, 1995             5.50%
February 7, 2001.................................      $50 million     August 7, 1997               5.91%
August 7, 2001...................................      $50 million     August 7, 1997              5.897%
September 10, 2001...............................      $50 million     December 8, 1995            5.623%
July 31, 2002....................................      $75 million     May 7, 1997                 6.385%

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


           YEAR 2000                                                            FISCAL       FISCAL
        (IN THOUSANDS)                                                           1998      1999 (EST.)
        ------------------                                                     -------     -----------
        Capital Costs......................................................    $ 1,657         900
        Expenses...........................................................        914         600
                                                                               -------       -----
        Total..............................................................    $ 2,571       1,500
                                                                               =======       =====

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

    In fiscal 1999, we expect our exposure to net income from our primary foreign currencies to approximate the following:

                                                                  ESTIMATED
                                                            EXPOSURE DENOMINATED       ESTIMATED
                                                              IN THE RESPECTIVE        EXPOSURE
              CURRENCY                                        FOREIGN CURRENCY      IN U.S. DOLLARS
       -----------------------                             ----------------------  ------------------
                                                                            (IN THOUSANDS)
       French Franc ("FRF").............................             157,453 FRF       $ 25,712
       German Mark ("DEM")..............................              26,450 DEM       $ 14,171
       Swiss Franc ("CHF")..............................              19,396 CHF       $ 12,887
       Japanese Yen ("JPY").............................             886,358 JPY       $  6,754

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

        CURRENCY                        NOTIONAL AMOUNT(A)    EXPIRATION DATE    OPTION PRICE    STRIKE PRICE(B)
       ----------                      --------------------  -----------------  --------------  -----------------
                                                        (IN THOUSANDS, EXCEPT STRIKE PRICES)
        FRF.........................           40,000       March 26, 1999           $ 22              6.00
        FRF.........................           40,000       June 28, 1999            $ 40              6.00
        FRF.........................           40,000       September 28,            $ 69              5.95
                                                            1999
        DEM.........................            6,500       March 26, 1999           $  9              1.80
        DEM.........................            6,500       June 28, 1999            $ 17              1.80
        DEM.........................            6,500       September 28,            $ 24              1.80
                                                            1999
        CHF.........................            4,800       March 26, 1999           $ 11              1.46
        CHF.........................            4,800       June 28, 1999            $ 12              1.49
        CHF.........................            4,800       September 28,            $ 21              1.48
                                                            1999
        JPY.........................          220,000       March 30, 1999           $ 39            128.00
        JPY.........................          220,000       June 30, 1999            $ 28            134.00
        JPY.........................          220,000       September 30,            $ 21            140.00
                                                            1999

----------

(a) Amounts expressed in units of foreign currency
(b) Amounts expressed in foreign currency per U.S. dollar

    Our exposure in terms of these options is limited to the purchase price. As an example, using the French Franc contract due to expire at June 28, 1999:

        FRF EXCHANGE                           GAIN/(LOSS)          GAIN/(LOSS)
            RATE                              ON OPTION (A)    FROM PRIOR YEAR RATE (B)        NET GAIN/(LOSS)
       --------------                         -------------    ------------------------        ---------------
                                                           (IN THOUSANDS, EXCEPT EXCHANGE RATE)
             5.5                                   $ (40)              $  606                 $ 566
             6.0                                     (40)                   0                   (40)
             6.5                                     472                 (512)                  (40)

----------

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

                                                                      SWAP AGREEMENT   SWAP AGREEMENT
       EXPIRATION DATE                              NOTIONAL AMOUNT        DATE             RATE
     ------------------                            ----------------  ---------------- ----------
     August 13, 1999...........................    $50 million       August 13, 1993        5.540%
     June 8, 2002..............................    $50 million       December 8,            5.500%
                                                                     1995
     February 7, 2001..........................    $50 million       August 7, 1997         5.910%
     August 7, 2001............................    $50 million       August 7, 1997         5.897%
     September 10, 2001........................    $50 million       December 8,            5.623%
                                                                     1995
     July 31, 2002.............................    $75 million       May 7, 1997            6.385%
     July 31, 2002.............................    $50 million       October 23,1998        4.733%

     The model below quantifies the Company's sensitivity to interest rate movements as determined by LIBOR and the effect of the interest rate swaps which reduce that risk. The model assumes i) a base LIBOR rate of 5.25% (the "Base Rate") which approximates the September 30, 1998 three month LIBOR rate, ii) the Company's floating rate debt is equal to it's September 30, 1998 floating rate debt balance of $801.25 million, iii) the Company pays interest on floating rate debt equal to LIBOR + 75 basis points, iv) the Company has interest rate swaps with a notional amount of $375.0 million (equal to the notional amount of the Company's interest rate swaps at September 30, 1998 plus an additional swap entered into on October 23, 1998) and v) that LIBOR varies by 10% of the Base Rate.

                                    Interest expense         Interest expense
                                    increase from a          decrease from a
                                    10% increase in the      10% decrease in the
    Interest rate exposure          LIBOR Base Rate          LIBOR Base Rate
    ----------------------          ---------------          ---------------

    Without interest rate swaps:    $4.2 million             ($4.2 million)
    With interest rate swaps:       $2.2 million             ($2.2 million)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        SYBRON INTERNATIONAL CORPORATION

                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report.......................................................................       39
Consolidated Balance Sheets as of September 30, 1997 and 1998......................................       40
Consolidated Statements of Income for the years ended September 30, 1996, 1997 and
  1998.............................................................................................       41
Consolidated Statements of Shareholders' Equity for the years ended September 30,
  1996, 1997 and 1998..............................................................................       42
Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1997 and
  1998.............................................................................................       43
Notes to Consolidated Financial Statements.........................................................       44

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

                                                                        KPMG LLP

Milwaukee, Wisconsin
November 16, 1998

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      SEPTEMBER 30,
                                                                                               -------------------------
                                                                                                   1997         1998
                                                                                               -------------------------
                                             ASSETS
Current assets:
  Cash and cash equivalents................................................................     $   18,582   $   22,543
  Accounts receivable (less allowance for doubtful receivables of
     $3,963 and $5,800 in 1997 and 1998, respectively) (note 2)............................        174,155      200,219
  Inventories (note 3).....................................................................        152,775      174,927
  Deferred income taxes (note 4)...........................................................         18,892       30,544
  Prepaid expenses and other current assets................................................         16,177       17,542
                                                                                                ----------   ----------
       Total current assets................................................................        380,581      445,775
                                                                                                ----------   ----------
Property, plant and equipment, net (notes 5 and 7).........................................        199,825      224,535
Intangible assets (note 6).................................................................        662,792      850,665
Deferred income taxes (note 4).............................................................         16,468       15,242
Other assets...............................................................................          8,325        8,848
                                                                                                ----------   ----------
       Total assets........................................................................     $1,267,991   $1,545,065
                                                                                                ==========   ==========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................     $   43,253   $   51,996
  Current portion of long-term debt (notes 7 and 8)........................................         41,224       39,421
  Income taxes payable (note 4)............................................................          1,318       19,997
  Accrued payroll and employee benefits (note 10)..........................................         35,796       40,304
  Restructuring reserve (note 11)..........................................................            637        8,040
  Reserve for discontinued operations (note 13)............................................             --       12,201
  Deferred income taxes (note 4)...........................................................          5,219       10,376
  Other current liabilities (notes 11 and 13)..............................................         25,448       38,011
                                                                                                ----------   ----------
       Total current liabilities...........................................................        152,895      220,346
                                                                                                ----------   ----------
Long-term debt (notes 7 and 8).............................................................        676,072      790,097
Deferred income taxes (note 4).............................................................         51,761       50,694
Other liabilities (note 10)................................................................         12,769       13,912
Commitments and contingent liabilities (notes 8, 10 and 13)
  Shareholders' equity (note 12):
  Preferred stock, $0.01 par value; authorized 20,000,000 shares...........................             --           --
  Common stock, $0.01 par value; authorized 250,000,000 shares, issued
     99,562,038 and 101,005,078 shares in 1997 and 1998, respectively;
     outstanding 99,560,946 and 101,004,858 shares in
     1997 and 1998, respectively...........................................................            995        1,010
  Equity rights, 250 and 50 rights at $1.09 per right in 1997 and
     1998, respectively....................................................................             --           --
  Additional paid-in capital...............................................................        210,920      232,325
  Retained earnings........................................................................        187,548      257,355
  Cumulative foreign currency translation adjustment.......................................        (24,968)     (20,674)
  Treasury common stock, 1,090 and 220 shares at cost in 1997 and
     1998, respectively....................................................................             (1)          --
                                                                                                ----------   ----------
       Total shareholders' equity..........................................................        374,494      470,016
                                                                                                ----------   ----------
       Total liabilities and shareholders' equity..........................................     $1,267,991   $1,545,065
                                                                                                ==========   ==========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                           1996       1997        1998
                                                                                        ---------- ----------  -------
Net sales...........................................................................    $ 715,450  $ 839,026   $ 960,682
Cost of sales:
  Cost of product sold..............................................................      349,974    405,829     463,105
  Restructuring charge (note 11)....................................................        2,223         --       6,416
  Depreciation of purchase accounting adjustments...................................        3,846      3,819         659
                                                                                        ---------  ---------   ---------
Total cost of sales.................................................................      356,043    409,648     470,180
                                                                                        ---------  ---------   ---------
Gross profit........................................................................      359,407    429,378     490,502
                                                                                        ---------  ---------   ---------
Selling, general and administrative expenses........................................      193,193    220,096     245,241
Merger, transaction and integration expenses (note 11)..............................           --         --      10,507
Restructuring charge (note 11)......................................................        5,307         --      16,924
Depreciation and amortization of purchase accounting
  adjustments.......................................................................       20,313     22,161      26,826
                                                                                        ---------  ---------   ---------
Operating income....................................................................      140,594    187,121     191,004
                                                                                        ---------  ---------   ---------
Other income (expense):
  Interest expense (notes 7 and 10).................................................      (39,482)   (47,224)    (56,886)
  Amortization of deferred financing fees (note 7)..................................         (286)      (253)       (252)
  Other, net........................................................................         (284)      (620)        200
                                                                                        ---------  ---------   ---------
Income from continuing operations before income taxes and
  extraordinary item................................................................      100,542    139,024     134,066
Income taxes (note 4)...............................................................       43,053     55,211      56,029
                                                                                        ---------  ---------   ---------
Income from continuing operations before extraordinary item.........................       57,489     83,813      78,037
Discontinued operation -- loss from operations of Taylor
  Instruments (net of tax benefit of $4,750 (note 13)...............................           --         --      (7,750)
Extraordinary item-- write-off of unamortized deferred
  financing fees (net of income tax benefit of $413 (note 7)........................           --       (673)         --
                                                                                        ---------  ---------   ---------
Net income..........................................................................    $  57,489  $  83,140   $  70,287
                                                                                        =========  =========   =========
Basic earnings per common share from continuing operations
  before extraordinary item.........................................................    $    0.59  $    0.85   $    0.78
Discontinued operation..............................................................           --         --        (.08)
Extraordinary item..................................................................           --      (0.01)         --
                                                                                        ---------  ---------   ---------
Basic earnings per common share.....................................................    $     .59  $    0.84   $    0.70
                                                                                        ========== =========   =========
Diluted earnings per common share from continuing operations
  before extraordinary item.........................................................    $    0.57  $    0.82   $    0.75
Discontinued operation..............................................................           --         --        (.07)
Extraordinary item..................................................................           --      (0.01)         --
                                                                                        ---------  ----------  ---------
Diluted earnings per common share...................................................    $    0.57  $     0.81  $    0.68
                                                                                        =========  ==========  =========

          See accompanying notes to consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 CUMULATIVE
                                                                                   FOREIGN                  MINIMUM      TOTAL
                                                        ADDITIONAL                CURRENCY     TREASURY     PENSION     SHARE-
                                       COMMON  EQUITY     PAID-IN    RETAINED    TRANSLATION    COMMON     LIABILITY   HOLDERS'
                                        STOCK  RIGHTS     CAPITAL    EARNINGS    ADJUSTMENT      STOCK    ADJUSTMENT    EQUITY
                                        -----  ------     -------    --------    ----------      -----    ----------    ------
Balance at September 30, 1995.........  $   962  $   1    $ 184,902   $  47,442    $     (18)     $  (3)     $(470)     $232,816
Shares issued in connection with
  the exercise of 787,444 stock
  options.............................        8     --        5,631          --           --         --         --         5,639
Tax benefits related to stock
  options.............................       --     --        1,545          --           --         --         --         1,545
Dividends paid by "A"
  Company prior to the merger.........       --     --          477        (811)          --         --         --          (334)
Net income............................       --     --           --      57,489           --         --         --        57,489
Foreign currency translation
  adjustment..........................       --     --           --          --       (9,043)        --         --        (9,043)
Amount related to recording minimum
  pension liability...................       --     --           --          --           --         --        470           470
                                        -------  -----    ---------   ---------    ---------      -----      -----      --------
Balance at September 30, 1996.........      970      1      192,555     104,120       (9,061)        (3)        --       288,582
Shares issued in connection with
  the exercise of 1,451,620 stock
  options.............................       15     --       11,465          (8)          --         --         --        11,472
Conversion of 448 equity rights to
  1,960 shares common stock...........       --     (1)          --          --           --          2         --             1
Tax benefits related to stock
  options.............................       --     --        6,385          --           --         --         --         6,385
1,047,236 shares of common stock
  issued in connection with
  National Scientific Company
  merger..............................       10     --          (5)       2,745           --         --         --         2,750
Dividends paid by National
  Scientific Company prior to the
  merger..............................       --     --           --      (1,604)          --         --         --        (1,604)
Dividends paid by "A"
  Company prior to the Merger.........       --     --          520        (845)          --         --         --          (325)
Net income............................       --     --           --      83,140           --         --         --        83,140
Foreign currency translation
  adjustment..........................       --     --           --          --      (15,907)        --         --       (15,907)
                                        -------   ----    ---------   ---------    ---------      -----      -----      --------
Balance at September 30, 1997.........      995     --      210,920     187,548      (24,968)        (1)        --       374,494
Shares issued in connection with
  the exercise of 1,445,760 stock
  options.............................       15     --       12,970          --           --         --         --        12,985
Conversion of 200 equity rights to
  872 shares common stock.............       --     --           --          (1)          --          1         --            --
Tax benefits related to stock
  options.............................       --     --        7,291          --           --         --         --         7,291
Dividends paid by "A"
  Company prior to the merger.........       --     --          314        (479)          --         --         --          (165)
Shares issued related to a deferred
  compensation plan of "A"
  Company.............................       --     --          830          --           --         --         --           830
Net income............................       --     --           --      70,287           --         --         --        70,287
Foreign currency translation
  adjustment..........................       --     --           --          --        4,294         --         --         4,294
                                        -------   ----    ---------   ---------    ---------      -----      -----      --------
Balance at September 30, 1998.........  $ 1,010   $ --    $ 232,325   $ 257,355    $ (20,674)     $  --      $  --      $470,016
                                        =======   ====    =========   =========    =========      =====      =====      ========

          See accompanying notes to consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                             1996         1997        1998
                                                                                          ----------   ----------  -------
Cash flows from operating activities:
  Net income..........................................................................    $   57,489   $   83,140  $   70,287
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation......................................................................        25,441       28,638      29,398
    Amortization......................................................................        20,297       22,100      27,653
    Loss on sales of property, plant and equipment....................................           254          277         823
    Provision for losses on doubtful receivables......................................         1,330          843       2,358
    Inventory provisions..............................................................         3,462        2,972         956
    Deferred income taxes.............................................................        (6,856)      (8,594)     (6,336)
    Extraordinary item................................................................            --          673          --
    Discontinued operations...........................................................            --           --       7,750
    Changes in assets and liabilities, net of effects of businesses acquired:
      Increase in accounts receivable.................................................        (9,405)     (20,582)    (12,209)
      Increase in inventories.........................................................        (6,377)     (12,899)     (5,159)
      (Increase) decrease in prepaid expenses and other current
         assets.......................................................................         1,693       (1,676)        151
      Increase (decrease) in accounts payable.........................................          (416)       6,553       4,170
      Increase (decrease) in income taxes payable.....................................       (14,617)      (5,720)     21,557
      Increase (decrease) in other current liabilities................................        (2,061)      (3,082)      7,741
      Increase in accrued payroll and employee benefits...............................         2,134        1,062       3,851
      Increase in restructuring reserve...............................................            --           --       7,403
      Net change in other assets and liabilities......................................            (8)       5,077       3,329
                                                                                          ----------   ----------  ----------
      Net cash provided by operating activities.......................................        72,360       98,782     163,723
Cash flows from investing activities:
  Capital expenditures................................................................       (38,652)     (35,399)    (43,173)
  Proceeds from sales of property, plant and equipment................................         3,735          540       5,148
  Net payments for businesses acquired................................................      (106,228)    (220,916)   (242,265)
                                                                                          ----------   ----------  ----------
      Net cash used in investing activities...........................................      (141,145)    (255,775)   (280,290)
Cash flows from financing activities:
  Proceeds from long term debt........................................................            --       52,500     100,000
  Principal payments on long-term debt................................................       (41,798)     (35,710)    (69,134)
  Proceeds from the exercise of stock options.........................................         5,639       11,472      12,559
  Refinancing fees....................................................................            --       (1,238)       (357)
  Proceeds - revolving credit facility................................................       438,900      385,400     486,600
  Principal payments - revolving credit facility                                            (332,800)    (245,500)   (406,600)
  Other...............................................................................           759       (1,790)        908
                                                                                          ----------   ----------  ----------
         Net cash provided by financing activities....................................        70,700      165,134     123,976
Effect of exchange rate changes on cash and cash equivalents..........................        (1,232)      (3,309)     (3,448)
Net increase in cash and cash equivalents.............................................           683        4,832       3,961
Cash and cash equivalents at beginning of year........................................        13,067       13,750      18,582
                                                                                          ----------   ----------  ----------
Cash and cash equivalents at end of year..............................................    $   13,750   $   18,582  $   22,543
                                                                                          ==========   ==========  ==========
Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest............................................................................    $   45,220   $   43,462  $   55,595
                                                                                          ==========   ==========  ==========
  Income taxes........................................................................    $   48,332   $   55,408  $   35,245
                                                                                          ==========   ==========  ==========
Capital lease obligations incurred....................................................    $    1,028   $    1,612  $      448
                                                                                          ==========   ==========  ==========

          See accompanying notes to consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The subsidiaries of Sybron International Corporation are leading manufacturers of value-added products for the laboratory and professional dental and orthodontic markets in the United States and abroad. The Company's laboratory subsidiaries manufacture products for the Labware and Life Sciences, Clinical and Industrial, Diagnostic and Microbiology, Laboratory Equipment and Process Technologies markets. The Company's dental subsidiaries manufacture products for the Professional Dental market and the Orthodontic market.

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

 (e) Intangible Assets

     Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess cost over net asset value acquired (goodwill) and trademarks are amortized over 40 years; proprietary technology, trademarks, customer lists and other intangibles are amortized over 12 to 17 years, 3 to 40 years, 25 to 40 years, and 3 to 40 years, respectively. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment would be made to reduce the net goodwill to an amount equal to projected future cash flows discounted at the Company's incremental borrowing

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

(f)  Revenue Recognition

     The Company recognizes revenue upon shipment of products. A large portion of the Company's sales of laboratory and professional dental products are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed. The Company is not obligated to allow for returns. (See note 2)

(g)  Income Taxes

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

(k)  Earnings Per Common Share

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This change required the Company to report both basic and diluted earnings per common share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding in the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive effects of potential common shares outstanding during the period. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                1996             1997            1998
                                                                ----             ----            ----
    Basic                                                     97,729           98,660          100,423
    Effect of assumed conversion of employee stock options     2,369            3,512            3,541
                                                             -------          -------          -------
    Diluted                                                  100,098          102,172          103,964
                                                             =======          =======          =======

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    Options to purchase 148,000 shares of common stock at prices ranging from $13.44 to $14.44 per share were outstanding during a portion of 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2006, were still outstanding at the end of fiscal year 1996.

    Options to purchase 2,000 shares of common stock at a price of $16.97 per share were outstanding during a portion of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2007, were still outstanding at the end of fiscal year 1997.

    Options to purchase 4,162,920 shares of common stock at prices ranging from $23.81 to $24.50 per share were outstanding during a portion of 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2008, were still outstanding at the end of fiscal year 1998.

    Subsequent to year end and prior to the release of these financial statements, the Company issued approximately 1,897,418 shares in connection with a merger with Pinnacle Products of Wisconsin, Inc.
(See note 14)

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

    The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in other current assets or other current liabilities. See note 9.

    The Company, from time to time, enters into foreign exchange options relating to the anticipated cash flow in local currencies of certain foreign operations. These options allow the Company to exchange foreign currencies for U.S. dollars. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains or losses on foreign currency option contracts entered into to hedge sales commitments are deferred and recognized on the day the options are sold or exercised and are recorded as "net sales". The Company had no foreign exchange option contracts at September 30, 1997 or 1998.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements for periods beginning after December 15, 1999. SFAS 133 establishes accounting and reporting standards for

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

(3) INVENTORIES

      Inventories at September 30, 1997 and 1998 consist of the following:


                                                                                      1997         1998
                                                                                   ----------   ----------
     Raw materials and supplies................................................    $  50,871    $  54,671
     Work in process...........................................................       30,862       32,698
     Finished goods............................................................       76,165       93,491
     LIFO reserve..............................................................       (5,123)      (5,933)
                                                                                   ---------    ---------
                                                                                   $ 152,775    $ 174,927
                                                                                   =========    =========

(4) INCOME TAXES

    Total income tax expense for the years ended September 30, 1996, 1997 and 1998 is allocated as follows:


                                                                          1996        1997         1998
                                                                       ---------   ---------    -------
     Income from continuing operations.............................    $ 43,053    $ 55,211     $ 56,029
     Extraordinary items...........................................          --        (413)          --
     Discontinued operations.......................................          --          --       (4,750)
     Shareholders' equity for compensation expense for
       tax purposes in excess of amounts recognized for
       financial reporting purposes................................      (1,545)     (6,385)      (7,291)
                                                                       --------    --------     --------
                                                                       $ 41,508    $ 48,413     $ 43,988
                                                                       ========    ========     ========

    Income tax expense attributable to income from continuing operations consists of:


                                                                        CURRENT    DEFERRED       TOTAL
                                                                        -------    --------       -----
     Year ended September 30, 1996:
       U.S., state and local.......................................    $ 38,167    $ (3,597)    $ 34,570
       Foreign.....................................................      11,742      (3,259)       8,483
                                                                       --------    --------     --------
                                                                       $ 49,909    $ (6,856)    $ 43,053
                                                                       ========    ========     ========
     Year ended September 30, 1997:
       U.S., state and local.......................................    $ 48,436    $ (5,588)    $ 42,848
       Foreign.....................................................      15,369      (3,006)      12,363
                                                                       --------    --------     --------
                                                                       $ 63,805    $ (8,594)    $ 55,211
                                                                       ========    ========     ========
     Year ended September 30, 1998:
       U.S., state and local.......................................    $ 45,863    $ (3,779)    $ 42,084
       Foreign.....................................................      16,502      (2,557)      13,945
                                                                       --------    --------     --------
                                                                       $ 62,365    $ (6,336)    $ 56,029
                                                                       ========    ========     ========

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    The domestic and foreign components of income from continuing operations before income taxes, discontinued operations and extraordinary items are as follows:

                                                                          1996        1997         1998
                                                                       ---------   ---------    -------
     United States.................................................    $  85,805   $ 113,696    $  96,952
       Foreign.....................................................       14,737      25,328       37,114
                                                                       ---------   ---------    ---------
       Income before income taxes, discontinued
          operations and extraordinary items.......................    $ 100,542   $ 139,024    $ 134,066
                                                                       =========   =========    =========

    Income tax expense attributable to income from continuing operations was $43,053, $55,211 and $56,029 in 1996, 1997 and 1998, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from continuing operations before income taxes, discontinued operations and extraordinary items in 1996, 1997 and 1998 as a result of the following:

                                                                          1996        1997         1998
                                                                       ---------   ---------    -------
     Computed "expected" tax expense...............................    $ 35,190    $ 48,658     $ 46,923
     Increase (reduction) in income taxes resulting
       from:
     Change in beginning of year valuation allowance for
       deferred tax assets allocated to income tax
       expense.....................................................      (1,815)     (1,398)      (2,921)
     Amortization of goodwill......................................       3,016       2,268        2,993
     State and local income taxes, net of Federal income
       tax benefit.................................................       4,155       4,628        4,491
     Foreign income taxed at rates higher than U.S.
       Federal income..............................................       3,103       3,123        2,181
     Foreign tax credits utilized in excess of U.S. tax
       on foreign earnings.........................................        (678)       (150)        (361)
     Other, net....................................................          82      (1,918)       2,723
                                                                       --------    --------     --------
                                                                       $ 43,053    $ 55,211     $ 56,029
                                                                       ========    ========     ========

    The significant components of deferred income tax benefit attributable to income from continuing operations for 1996, 1997 and 1998 are as follows:

                                                                         1996        1997         1998
                                                                       --------    --------     ------
     Deferred tax benefit (exclusive of the effects
       of other components listed below)...........................    $ (4,962)   $ (7,113)    $ (3,294)
     Decrease in the valuation allowance for
       deferred tax assets.........................................      (1,894)     (1,481)      (3,042)
                                                                       --------    --------     --------
                                                                       $ (6,856)   $ (8,594)    $ (6,336)
                                                                       ========    ========     ========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1998 are presented below.

                                                                                       1997         1998
                                                                                   -----------   ----------
     Deferred tax assets:
     Inventories...............................................................    $   2,749    $   3,090
     Compensation..............................................................        2,529        2,257
     Sale/Leaseback............................................................        7,345        7,221
     Employee benefits.........................................................        4,027        3,700
     Foreign tax credit carryforwards..........................................          147          147
     Net operating loss carryforwards..........................................        6,654        3,612
     Warranty and other accruals...............................................       18,010       28,272
                                                                                   ---------    ---------
       Total gross deferred tax assets.........................................       41,461       48,299
       Less valuation allowance................................................       (6,101)      (3,059)
                                                                                   ---------    ---------
       Net deferred tax assets.................................................       35,360       45,240
                                                                                   ---------    ---------
     Deferred tax liabilities:
     Depreciation..............................................................      (11,449)     (11,950)
     Purchase accounting.......................................................      (39,955)     (38,314)
     Other.....................................................................       (5,576)     (10,260)
                                                                                   ---------    ---------
       Total gross deferred tax liabilities....................................      (56,980)     (60,524)
                                                                                   ---------    ---------
       Net deferred tax liability..............................................    $ (21,620)   $ (15,284)
                                                                                   =========    =========

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

    Tax benefits relating to the income tax benefit of stock options reported in the consolidated statements of income are included in additional paid-in capital for the years September 30, 1996, 1997 and 1998.

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

(5) PROPERTY, PLANT AND EQUIPMENT

    Major classifications of property, plant and equipment at September 30, 1997 and 1998 are as follows:

                                                                                        1997         1998
                                                                                        ----         ----
Land and land improvements.......................................................    $  13,166    $  13,234
Buildings and building improvements..............................................       93,284      101,857
Machinery and equipment..........................................................      224,310      264,423
Construction in progress.........................................................       13,618       26,329
                                                                                     ---------    ---------
                                                                                       344,378      405,843
Less: Accumulated depreciation...................................................      144,553      181,308
                                                                                     ---------    ---------
                                                                                     $ 199,825    $ 224,535
                                                                                     =========    =========

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

(6) INTANGIBLE ASSETS

    Intangible assets at September 30, 1997 and 1998 are as follows:

                                                                                        1997          1998
                                                                                     ---------    --------
Excess cost over net asset value acquired (goodwill).............................    $ 591,490    $   787,005
Proprietary technology...........................................................       37,140         37,487
Trademarks.......................................................................       48,565         51,287
Customer lists...................................................................       80,951         93,149
Other............................................................................       38,773         43,051
                                                                                     ---------    -----------
                                                                                       796,919      1,011,979
Less: Accumulated amortization...................................................      134,127        161,314
                                                                                     ---------    -----------
                                                                                     $ 662,792    $   850,665
                                                                                     =========    ===========

    The increases in intangible assets from 1997 to 1998 were primarily due to acquisitions net of the effect of write-offs recorded as a result of the restructuring. (See note 11)

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(7) LONG-TERM DEBT

    Long-term debt at September 30, 1997 and 1998 consists of the following:

                                                                                        1997         1998
                                                                                     ---------    ---------
Term Loan Facility...............................................................    $ 291,250    $ 356,250
Revolving Credit Facility........................................................      365,000      445,000
Sale/Leaseback Obligation........................................................       21,258       20,887
Debt assumed in LRS Merger.......................................................       34,311           --
Capital leases and other (See Note 8)............................................        5,477        7,381
                                                                                     ---------    ---------
                                                                                       717,296      829,518
Less: Current portion of long-term debt..........................................       41,224       39,421
                                                                                     ---------    ---------
                                                                                     $ 676,072    $ 790,097
                                                                                     =========    =========

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

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    As of September 30, 1998, the Company has six interest rate swaps outstanding aggregating a notional amount of $325,000. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable LIBOR Margin. During all of 1998, the LIBOR margin was .75%. The swap agreement rates and durations as of September 30, 1998 are as follows:

       EXPIRATION DATE                          NOTIONAL AMOUNT   SWAP AGREEMENT DATE  SWAP AGREEMENT RATE
     ------------------                        -----------------------------------------------------------
     August 13, 1999........................       $ 50,000      August 13, 1993               5.54%
     June 8, 2002...........................       $ 50,000      December 8, 1995              5.50%
     February 7, 2001.......................       $ 50,000      August 7, 1997                5.91%
     August 7, 2001.........................       $ 50,000      August 7, 1997               5.897%
     September 10, 2001.....................       $ 50,000      December 8, 1995             5.623%
     July 31, 2002..........................       $ 75,000      May 7, 1997                  6.385%

    The Company's risk with regard to the swaps is limited to the counterparty's (Bank of America, Illinois, with a notional amount of $175,000, and The Sumitomo Bank Limited, The Bank of Nova Scotia and The Bank of New York with notional amounts of $50,000 each) ability to meet the payment terms of the contract. All interest expense for all debt is calculated using the interest method. On October 23, 1998, the Company entered into an additional Swap Agreement with Bank of Tokyo-Mitsubishi in the notional amount of $50,000. The Agreement expires on July 31, 2002, and has a swap interest rate of 4.733%.

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

    The Company paid fees on the average unused portion of credit commitments under a previous revolving credit facility and the Revolving Credit Facility of approximately $234, $328 and $327 in 1996, 1997 and 1998, respectively. The Company paid fees of approximately $60, $47 and $55 for standby letters of credit under a previous revolving credit facility and the Revolving Credit Facility in 1996, 1997 and 1998, respectively. Standby letters of credit were approximately $5,155 and $5,108 at September 30, 1997 and 1998, respectively.

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

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

    As of September 30, 1998, maturities of long-term debt, including capital leases, are as follows:

        FISCAL
        ------
        1999.......................................................................    $  39,421
        2000.......................................................................       44,636
        2001.......................................................................       54,735
        2002.......................................................................      669,685
        2003.......................................................................        1,024
        Thereafter.................................................................       20,017
                                                                                       ---------
                                                                                       $ 829,518

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

(8) LEASE COMMITMENTS

    As of September 30, 1998, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

        FISCAL                                                                 CAPITAL  OPERATING
        ------                                                                -------------------
        1999..............................................................    $   766   $  7,582
        2000..............................................................        477      6,144
        2001..............................................................        185      4,949
        2002..............................................................          8      4,272
        2003..............................................................         --      3,222
        Thereafter........................................................         --      8,804
                                                                              -------   --------
                                                                              $ 1,436   $ 34,973
                                                                                        ========
        Less amounts representing interest................................        247
                                                                              -------
        Present value of net minimum lease payments.......................      1,189
        Less current portion..............................................        638
                                                                              -------
        Long-term obligations under capital leases........................    $   551
                                                                              =======

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Amortization of assets held under capital leases is included with depreciation expense.

    Rental expense under operating leases (net of sublease rental income of $107, $65 and $41 in 1996, 1997 and 1998, respectively) was $7,637, $7,403 and
$7,825 in 1996, 1997 and 1998, respectively.

(9) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

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

                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                       1997                      1998
                                                             ------------------------  ------------------------
                                                               REPORTED     ESTIMATED    REPORTED    ESTIMATED
                                                                AMOUNT     FAIR VALUE     AMOUNT    FAIR VALUE
                                                             -----------   ----------  ----------  ------------
Long-term debt (including current portion)...............     $ 717,296    $ 727,461    $ 829,518   $ 829,585
Interest rate swap agreements............................            --        1,292           --       9,056

    DERIVATIVES. The Company uses derivative financial instruments to manage its foreign currency exposures. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counterparties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they accrue or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the market value of the derivative are highly correlated with changes in the market value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

    FOREIGN EXCHANGE CONTRACTS. The Company enters into foreign exchange hedging contracts to hedge certain sales commitments and loans made to foreign subsidiaries denominated in foreign currencies. The term of these contracts is less than one year. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains and losses on contracts entered into to hedge sales commitments are deferred and included in net income as an adjustment to net sales on the date the foreign currency option is exercised or sold. At September 30, 1997 and 1998, the Company had no foreign exchange option contracts.

    INTEREST RATE SWAPS. The Company enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counterparty to exchange the difference between a fixed rate

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and four years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains and losses resulting from terminated interest rate swap agreements are deferred and recognized in net income over the shorter term of the remaining contractual life of the swap agreement or the remaining term of the debt underlying the swap agreement. If swap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as an adjustment to interest expense at the time of the termination. The Company has not terminated any interest rate swap agreements. The weighted-average pay and receive rates for the swaps outstanding at September 30, 1998, were 5.87% and 5.71%, respectively, at a notional amount of $325,000. The weighted-average pay and receive rates for the swaps outstanding at September 30, 1997 were 5.66% and 5.69%, respectively.

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

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets for 1997 and 1998 for its U.S. and Canadian pension plans:

                                                                    1997                         1998
                                                         --------------------------  ---------------------------
                                                             PLANS          PLAN          PLANS         PLAN
                                                             WHOSE          WHOSE         WHOSE         WHOSE
                                                            ASSETS       ACCUMULATED     ASSETS      ACCUMULATED
                                                            EXCEED        BENEFITS       EXCEED       BENEFITS
                                                          ACCUMULATED      EXCEED      ACCUMULATED     EXCEEDS
                                                           BENEFITS        ASSETS       BENEFITS       ASSETS
                                                         ------------    -----------   -----------   -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................      $ 46,453        $   915      $ 52,917       $ 1,240
                                                           ========        =======      ========       =======
  Accumulated benefit obligation.....................      $ 52,918        $ 1,197      $ 60,463       $ 1,587
                                                           ========        =======      ========       =======
  Projected benefit obligation.......................      $ 58,358        $ 3,307      $ 70,653       $ 3,995
Plan assets at fair value............................        63,335             --        65,006            --
                                                           --------        -------      --------       -------
Plan assets in excess of (less than) projected
  benefit obligation.................................         4,977         (3,307)       (5,647)       (3,995)
Unrecognized net (gain) loss.........................        (6,762)         2,056         2,310         2,185
Unrecognized prior service cost......................           (14)           274            88           246
Unrecognized transition obligation...................           191             --            98            --
Remaining excess of fair value of plan assets over
  projected benefit obligation
  recognized as a result of the 1987 acquisition of Sybron
  Corporation........................................         3,738             --         3,548            --
                                                           --------        -------      --------       -------
Pension asset (liability) recognized in the
  consolidated balance sheets........................      $  2,130        $  (977)     $    397       $(1,564)
                                                           ========        =======      ========       =======

    Net periodic pension cost for 1996, 1997 and 1998 includes the following components:

                                                                           1996          1997          1998
                                                                        ---------     ----------    -------
Service cost -- benefits earned during the
  year.............................................................     $  2,885      $   3,127     $  3,948
Interest cost on projected benefit
  obligation.......................................................        3,800          4,152        4,596
Actual return on assets............................................       (5,823)       (12,796)      (8,120)
Net amortization and deferral......................................        1,427          7,841        1,881
                                                                        --------      ---------     --------
Net periodic pension cost..........................................     $  2,289      $   2,324     $  2,305
                                                                        ========      =========     ========
Assumptions used are:
  Discount rate....................................................         7.75%           7.5%         7.5%
  Rate of increase in compensation levels..........................            4%             4%           4%
  Expected long-term rate of return on
     assets........................................................           10%            10%          10%

    The weighted average discount rate used in determining the pension liability in 1997 and 1998 was 7.5% and 7.0%, respectively.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

    The following table sets forth the postretirement plans' status as shown in the Company's consolidated balance sheets at September 30, 1997 and 1998.

                                                                                         1997          1998
                                                                                      ---------     -------
Accumulated postretirement benefit obligation:
Retirees..........................................................................    $ 10,784      $ 12,561
Fully eligible plan participants..................................................       1,257           230
Other active plan participants....................................................       1,197           356
                                                                                      --------      --------
Accumulated postretirement benefit obligation.....................................      13,238        13,147
Estimated (gain) loss not yet recognized..........................................      (1,906)       (2,577)
                                                                                      --------      --------
Accumulated postretirement benefit obligation recognized in
  the consolidated balance sheets.................................................    $ 11,332      $ 10,570
                                                                                      ========      ========

    Net periodic postretirement benefit cost recognized in the consolidated statements of income include the following components:

                                                                           1996         1997          1998
                                                                         -------      -------       ------
Service cost benefits attributed to service during the
  year...............................................................    $   145      $   118       $   126
Interest cost on accumulated postretirement benefit
  obligation.........................................................        985          933           932
Net amortization and deferral........................................          7           --            42
                                                                         -------      -------       -------
Net periodic postretirement benefit cost.............................    $ 1,137      $ 1,051       $ 1,100
                                                                         =======      =======       =======

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

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

affected by SFAS 132.

(11) RESTRUCTURING AND MERGER AND INTEGRATION CHARGES

    In March 1996, the Company recorded a restructuring charge of approximately $8,300 (approximately $6,100 after tax or $.06 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales (approximately $2,200) consisting of write-offs of inventory (approximately $2,000) and severance associated with terminated production personnel (approximately $200), selling, general and administrative expenses (approximately $5,300) consisting of severance (approximately $2,100), lease payments (approximately $1,300), shutdown costs (approximately $800), fixed assets (approximately $500), income tax expense (approximately $800) and other items (approximately $600).

     1996 Restructuring activity and components are as follows:

                                                          Shut-     Inventory
                                               Lease       down      Write-     Fixed
                              Severance(a) Payments(b)   Costs(b)    off(c)   Assets(c)  Tax(d)   Other    Total
                              ------------ -----------   --------    ------   ---------  ------   -----    -----
     1996 Restructuring
       charge                    $2,300       $1,300       $800      $2,000      $500     $800     $600   $ 8,300
     1996 Cash payments           1,000          500        600          --        --       --      400     2,500
     1996 Non cash
       charges                       --            -         --       2,000       500       --       --     2,500
                              ---------    ---------  ---------      ------     -----  ------- --------     -----
     September 30, 1996
       balance                    1,300          800        200          --        --      800      200     3,300
     1997 Cash payments           1,100          400        200          --        --      800      200     2,700
                                 ------      -------       ----   ---------   -------      ---      ---   -------
     September 30, 1997
       balance                      200          400         --          --        --       --       --       600
     1998 Cash payments             200          200         --          --        --       --       --       400
                                -------      -------    -------   ---------  --------   ------   ------   --------
     September 30, 1998
       balance                $      --      $   200    $    --   $      --  $     --  $    --  $    --   $   200
                              =========      =======    =======   =========  ========  =======  =======   =======

----------------

     (a) Amount represents severance and termination costs for approximately 130 notified employees (primarily production, sales and marketing personnel). As of September 30, 1998 all employees were terminated as a result of the restructuring plan. No significant adjustments were made to the liability.
     (b) Amounts represent lease payments and shutdown costs on exited facilities.
     (c) Amounts represent write-offs of inventory and fixed assets associated with discontinued product lines.
     (d) Amount represents a statutory tax relating to transferring assets from an exited sales facility in Germany to Switzerland.

     No significant future cash payments are anticipated in conjunction with this restructuring.

    In June 1998, the Company recorded a restructuring charge of approximately $24,000 (approximately $16,700 after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge has been classified as components of cost of sales (approximately $6,400 relating to the write-off of inventory discussed below), selling, general and administrative expenses (approximately $16,900) and income tax expense (approximately $700).

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



     1998 Restructuring activity and components are as follows:

                                          Shut-   Inventory
                               Lease      down      Write-   Fixed                            Contractual
                Severance(a) Payments.(b) Costs(b) off(c)    Assets(c)   Tax(d)  Goodwill(e)  Obligations(f)  Other     Total
                ------------ ------------ -------- -------   ---------   ------  -----------  --------------  -----     -----
1998 Restructuring
  charge             $8,500      $400       $500   $6,400    $2,300      $700      $2,100       $1,000     $2,100      $24,000
1998 Cash
  payments            3,300       100        100       --        --        --          --          400        700        4,600
1998 Non-cash
  charges                --        --         --    6,400     2,300        --       2,100           --        600       11,400
                   ----------  -------    -------   ------    ------   -------      ------    ---------     -------   - --------
September 30,
  1998 balance       $5,200      $300       $400$  $   --    $   --      $700      $   --       $  600     $  800      $ 8,000
                      ======      ====      =====   ======   ======      ====      =======      ======     =======     ========

----------------

     (a) Amount represents severance and termination costs for approximately 165 notified employees (primarily administrative, sales and marketing personnel). As of September 30, 1998, 120 employees were terminated as a result of the restructuring plan. No significant adjustments were made to the liability.
     (b) Amount represents lease payments and shutdown costs on exited facilities.
     (c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines. (d) Amount consists of a statutory tax relating to transferring assets from a sales office in Zurich, Switzerland to Amsterdam, Netherlands.
     (e) Amount consists of goodwill associated with exited product lines primarily associated with Sybron Laboratory Products Corporation.
     (f) Amount consists of contractual obligations, primarily associated with Sybron Dental Specialties, Inc.

     The Company expects to make future cash payments of approximately $2,400, $2,000, $1,300, $1,500 in the first, second, third and fourth quarters of fiscal 1999, respectively and approximately $800 in fiscal 2000 and beyond.

     In 1998, the Company incurred approximately $10,500 ($6,400 after tax or $.06 per share on a diluted basis) of costs associated with the merger, transition and integration of the "A" Company (See note 14). Components of the Company's $10,500 of merger and integration costs include severance obligations and certain transaction related compensation predominantly pursuant to existing employment agreements (approximately $4,000), transition expenses of moving from "A" Company's San Diego, California offices to existing offices in Orange, California, including relocating certain employees, relocating equipment and notifying customers (approximately $1,800), legal, accounting and environmental assessment fees (approximately $1,500), redundant terminated unrelated third party consulting contracts (approximately $1,000) and other miscellaneous integration costs (approximately $2,200). All merger, transition and integration costs are recognized as incurred.

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

    STOCK OPTION PLANS: The Company has four stock option plans. As of September 30, 1998, there were options with respect to 12,786 shares of Common Stock outstanding under the 1988 Stock Option Plan (the "1988 Plan"), and there were no shares available for the granting of options under such plan; there were options with respect to 37,064 shares of Common Stock outstanding under the 1990 Stock Option Plan (the "1990 Plan") and there were 2,936 shares remaining available for the granting of options under such plan; there were options with respect to 9,024,178 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the "1993 Plan") and there were 2,106,036 shares remaining available for the granting of options under such plan; and there were options with respect to 324,000 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors' Stock Option Plan (the "Outside Directors' Plan"). The Outside Directors' Plan expired in September 1998 with respect to ungranted options, so

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

there are no shares remaining available for the granting of options under that plan. Changes in stock options outstanding are as follows:

                                                                   NUMBER        PRICE       WEIGHTED AVERAGE
                                                                  OF SHARES    PER SHARE      EXERCISE PRICE
                                                                 ----------   -------------  ----------------
Options outstanding at September 30, 1995....................    7,388,288    $2.15--$10.02       $  8.01
  Granted....................................................    1,519,976    $6.36--$14.44       $ 11.73
  Exercised..................................................     (787,444)    $2.15--$9.53       $  7.15
  Canceled and available for reissue.........................      (89,044)   $6.36--$11.55       $  9.63
                                                                 ---------
Options outstanding at September 30, 1996....................    8,031,776    $5.99--$14.44       $  8.78
  Granted....................................................      464,952           $15.35       $ 15.35
  Exercised..................................................   (1,451,620)   $5.99--$15.35       $  8.37
  Cancelled and available for reissue........................     (101,828)   $6.36--$15.35       $ 12.09
                                                                 ---------
Options outstanding at September 30, 1997....................    6,943,280    $5.99--$15.35       $  9.36
  Granted....................................................    4,188,064   $23.81--$24.50       $ 24.42
  Exercised..................................................   (1,455,760)   $5.99--$15.35       $  8.63
  Canceled and available for reissue.........................     (277,556)   $8.34--$23.81       $ 10.92
                                                                 ---------
Options outstanding at September 30, 1998....................    9,398,028    $5.99--$24.50       $ 16.14
Options exercisable at September 30, 1998....................    3,677,354    $5.99--$23.81       $  9.20
Options available for grant at September 30,
  1998.......................................................    2,108,972
                                                                 =========

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

The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 1998:




                                                   OPTIONS                                   OPTIONS
                                                 OUTSTANDING                       OUTSTANDING AND EXERCISABLE
                            --------------------------------------------------- ----------------------------------
                                            WEIGHTED AVERAGE   WEIGHTED AVERAGE
    RANGE OF                   NUMBER OF        REMAINING          EXERCISE        NUMBER OF     WEIGHTED AVERAGE
 EXERCISE PRICES                SHARES      CONTRACTUAL LIFE         PRICE          SHARES        EXERCISE PRICE
------------------          -------------  ------------------ ----------------- -------------   ------------------
$4.90--$7.35.............        357,304           4.6              $  6.19          357,304          $  6.19
$7.36--$9.80.............      3,390,284           6.1                 8.48        2,608,574             8.39
$9.81--$12.25............        978,412           7.3                11.42          454,892            11.34
$12.26--$14.70...........        100,000           7.8                13.84           40,000            13.94
$14.71--$17.16...........        390,276           8.3                15.35          131,808            15.35
$17.17--$24.50...........      4,181,752           9.5                24.42           84,776            23.81
                               ---------                                           --------
                               9,398,028                                           3,677,354
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

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



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


                                                                1996        1997       1998
                                                              --------    --------   ------
       Pro forma net income...............................    $ 56,597    $ 81,533   $ 64,434
       Basic pro forma earnings per share.................         .58         .83        .64
       Diluted pro forma earnings per share...............         .57         .80        .62

    The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                 1996       1997        1998
                                                              ---------- ----------  -------
       Volatility.........................................        29.6%      29.6%       34.1%
       Risk-free interest rate............................        5.58%      6.47%       5.66%
       Expected holding period............................    8.0 years  8.0 years    8.7 years
       Dividend yield.....................................        0          0            0

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

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(13) COMMITMENTS AND CONTINGENT LIABILITIES

    The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including products liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. Based upon the insurance available under an insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might foreseeably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future. The Company does not reduce legal or contractual liabilities for possible recoveries from insurance companies.

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

    On May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Site"), an operation accounted for as a discontinued operation when the decision was made to exit the industrial capital goods business in 1983. The CE Litigation, brought in the New York Supreme Court, Monroe County, New York, related to claims CE made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Site. The Site was sold to CE in 1983 by the predecessor of a subsidiary of the Company. The Company settled the CE Litigation on November 16, 1998. Under the settlement agreement, the Company agreed to pay up to $10,000 for remediation of contamination located on the Site. $8,500 was paid on the date of settlement. Up to an additional $1,500 will be paid if, and to the extent that, the future cost of on-Site remediation exceeds $5,500. In exchange, CE has agreed to be responsible for and to indemnify the Company with respect to the remediation of on-Site contamination. The settlement agreement also provides that Sybron will assume control over and be responsible for the remediation of any potential contamination located off-Site. The Company's results for 1998 reflect a pre-tax charge of $12,500 related to the settlement consisting of the $8,500 paid on the date of settlement, $1,500 to be paid if and to the extent that the future costs of on-site remediation exceed $5,500 and $2,500 which includes the Company's estimate, based in part on an analysis provided by a consultant to the Company, of the costs associated with the remediation of off-Site contamination. Based on current information, off-Site remediation may include a soil vapor monitoring program and the clean-up of mercury contaminated sediments in sewers close to the Site.

(14) ACQUISITIONS

    The Company has completed 47 acquisitions since the beginning of 1996 (including three mergers and a joint venture). The acquired companies are all engaged in businesses related to the laboratory, process technologies or dental segments of the Company or use a process in manufacturing which is similar to the Company's existing businesses.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1996

    During 1996, the Company completed ten acquisitions at an aggregate purchase price including earnout provisions paid subsequent to September 30, 1996 of approximately $108,402, including fees and expenses. The Company may be subject to future purchase price adjustments based upon earnout provisions of certain of the purchase and sale agreements. Such earnout provisions which apply to the 1996 acquisitions aggregate a maximum potential remaining payout of approximately $3,200. Earnout provisions are subject to the achievement of certain financial goals and are not contingent upon employment. Earnouts, if achieved, are payable in the years 1999 through 2001. The additional payments, if any, will be accounted for as additional goodwill. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.


                                                                                OPERATING   TOTAL     TYPE OF
       COMPANY ACQUIRED                                    DATE        SALES     INCOME    ASSETS   ACQUISITION
-----------------------------                         -------------- --------  ---------  --------  -----------
Analytic Technology Corporation..................      October 1995  $  2,086    $  470   $    811    Asset
CASCO Standards, Inc.............................     November 1995     3,202       340      1,100    Asset
belle de st. claire, inc.........................     November 1995     2,858       210      1,529    Asset
Acutech Plastics, Inc............................      January 1996     9,888     1,912      5,894    Stock
The Naugatuck Glass Company......................     February 1996    17,553     2,070     14,503    Stock
Precision Glassworks, L.L.C......................          May 1996       524        29         34    Asset
Stephens Scientific, Inc.........................         July 1996    11,370     5,389        732    Asset
Flexible Components, Inc.........................         July 1996    11,426     1,839      4,401    Asset
Micro-Aseptic Products, Inc......................         July 1996     4,546       478        837    Asset
E & D Dental Products, Inc.......................       August 1996     5,438       281      1,518    Stock

1997


    During 1997, the Company completed eleven acquisitions for cash. In addition, the Company completed the merger of National Scientific Company (the "National Merger") with a subsidiary of the Company formed for this purpose and a related purchase of real estate used in National's operations for stock. The aggregate cash purchase price of the acquisitions was approximately $209,220, including fees and expenses. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The National Merger was accounted for as a pooling of interests. Results from National Scientific Company are included as of October 1, 1996. The following table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.


                                                                                OPERATING   TOTAL     TYPE OF
                  COMPANY ACQUIRED                         DATE        SALES     INCOME    ASSETS   ACQUISITION
                  ----------------                    -------------  --------  ---------  --------  -----------
Pure Fit, Inc.....................................     October 1996  $  2,705   $    931  $  1,041  Asset
D&W, Inc..........................................     October 1996       530        289       945  Asset
Trend Scientific, Inc.............................     January 1997     2,486         62     1,187  Stock
Precision Rotary Instruments......................    February 1997     4,361        975     1,198  Asset
HARVEY(R) bench top sterilizer business
  line of Getinge/Castle, Inc.....................       March 1997    10,000       (302)    8,219  Asset
Alexon Biomedical, Inc............................       April 1997     5,862      2,726     4,403  Stock
Remel Limited Partnership.........................         May 1997    52,683     11,222    46,010  Partnership
                                                                                                    and Equity
                                                                                                    Interests
Nippon Intermed K.K...............................         May 1997     9,115       (578)    5,612  Joint
                                                                                                    Venture
Drug Screening Systems, Inc.......................        June 1997     2,172       (456)    1,144  Asset
Carr-Scarborough Microbiologicals,                                                                  Stock
  Inc.............................................        July 1997     8,849        358     2,538
Integrated Separation Systems.....................        July 1997     3,981        479     2,562  Asset


                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


1998

    During 1998, the Company completed 21 acquisitions for cash. In addition, the Company completed one transaction for stock (the "LRS Merger"). The aggregate cash purchase price of the acquisitions was approximately $239,782, including fees and expenses. The Company may be subject to future purchase price adjustments based upon an earnout provision under one of the purchase and sale agreements. Such earnout provision has a maximum potential payout of approximately $2,000. The earnout provision is subject to the achievement of certain financial goals and is not contingent upon employment. The earnouts, if achieved, are payable in the years 1999 through 2001 and will be accounted for as additional goodwill. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The LRS Merger, a merger between LRS Acquisition Corp. ("LRS"), the parent of "A" Company Orthodontics ("'A" Company'), and a subsidiary of the Company formed for that purpose, was accounted for as a pooling of interests. Results from LRS are included as of October 1, 1994, the first full year of LRS' operations. The following table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                                                                                 OPERATING   TOTAL     TYPE OF
        COMPANY ACQUIRED                                    DATE        SALES     INCOME    ASSETS   ACQUISITION
--------------------------------                       -------------- --------  ---------  --------  -----------
Chase Instruments Corp.............................     October 1997  $ 21,592   $  1,957  $ 11,946    Asset
Lida Manufacturing Corporation.....................     October 1997     5,694        379     1,585    Stock
Clinical Standards Labs, Inc.......................    November 1997     2,759        106       911    Stock
Ormodent Group.....................................    December 1997    21,545      1,797    10,332    Stock
Diagnostics Reagents, Inc..........................     January 1998     7,609      3,057     5,795    Stock
Cel-Line Associates, Inc...........................     January 1998     1,878         39       155    Asset
Viro Research International, Inc...................    February 1998     3,266        337     1,076    Stock
Criterion Sciences.................................       April 1998     5,572      2,731       686    Asset
Custom Laboratories, Inc...........................       April 1998     1,444         72     1,616    Asset
DiMed Corporation..................................       April 1998     1,830        154     1,248    Asset
SciCan Scientific..................................       April 1998     5,483        311     2,982    Asset
Summit Biotechnology, Inc..........................         May 1998     1,237        414       455    Asset
Marks Polarized Corporation........................         May 1998       935         84       263    Asset
Electrothermal Engineering Ltd.....................        July 1998     5,565        (21)    2,627    Stock
Tycom Dental Corporation...........................        July 1998     8,000        N/A     2,380    Asset
The high level disinfectant/ sterilant
  business of Cottrell Ltd.........................        July 1998     7,500        N/A       366    Asset
Lab-Line Instruments, Inc..........................        July 1998    20,323        633     8,995    Stock
Applied Biotech, Inc...............................      August 1998    25,141     13,663    12,920    Stock
Scherf Prazision GmbH..............................      August 1998     2,621        184     1,327    Asset
Diagnostics products of Seradyn,
  Inc..............................................      August 1998    12,038       (535)    8,518    Asset
MicroBio Products, Inc.............................      August 1998     3,675         22     1,032    Stock

     On April 9, 1998, the Company completed the LRS Merger between LRS and a subsidiary of the Company formed for this purpose.

     Under the terms of the merger agreement LRS shareholders received 3,215,982 shares of the Company's Common Stock (valued at approximately $88,200 based on the Company's closing price on April 9, 1998) for all of the outstanding shares of LRS.

     The LRS Merger has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information, beginning October 1, 1994, the first full year of LRS' operations, has been restated to include LRS' financial results. There were no intercompany transactions between LRS and the Company prior to the LRS Merger.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



     Results of the Company and LRS before and after giving effect to the LRS Merger are as follows:


                                                                 NINE MONTHS ENDED                 YEAR ENDED
                                                                   JUNE 30, 1998               SEPTEMBER 30, 1998
                                                                   -------------               ------------------

           Total net sales:

           The Company                                                  $661,696                      $916,733
           LRS                                                            33,942                        43,949
                                                                        --------                      --------
           The Company, giving effect to the
            LRS Merger                                                  $695,638                      $960,682
                                                                        ========                      ========

           Net income from continuing operations:

           The Company                                                  $ 50,437                      $ 77,636
           LRS                                                           (1,084)                           401
                                                                        --------                      --------
           The Company, giving effect to the
            LRS Merger                                                  $ 49,353                      $ 78,037
                                                                        ========                      ========

     Separate net sales, net income and related per share amounts of the merged entities are presented in the following table. In addition, the table includes pro forma net income and net income per share amounts, which reflect the elimination of the nonrecurring merger and integration costs and expenses in 1998.

                                                                    Year ended September 30,
                                                                   1996         1997         1998
Net sales:
      The Company                                              $674,457     $795,087     $916,733
      LRS                                                        40,993       43,939       43,949
                                                               --------     --------     --------
Total                                                           715,450      839,026      960,682
                                                               ========     ========     ========

Net income (loss):
      The Company                                              $ 57,584     $ 81,203     $ 76,284
      LRS                                                          (95)        1,937          401
                                                               --------     --------     --------
Pro forma net income                                             57,489       83,140       76,685
Merger, transaction, and integration expenses (a)                    --           --       (6,398)
                                                               --------     --------     --------
Net Income as reported                                         $ 57,489     $ 83,140     $ 70,287
                                                               ========     ========     ========

Basic earnings per share:
      As reported                                                  $.59         $.84         $.70
      Pro forma                                                     .59          .84          .76

Diluted earnings per share
      As reported                                                  $.57         $.81         $.68
      Pro forma                                                     .57          .81          .74

----------------

      (a)In connection with the LRS merger, $10,507 of merger and integration costs and expenses ($6,398 after tax) were incurred and were charged to expense in the third and fourth quarters of 1998.
         See note 11.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     The following pro forma financial information presents the combined results of the operations of the Company and the purchased businesses referred to above as if the 1998 acquisitions had occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the purchased companies listed above constituted a single entity during such periods.


                                                        Year ended September 30,
                                                       1997                1998
                                                       ----                ----
     Net sales                                      $1,003,433         $1,035,943
                                                    ==========         ==========

     Net income                                        $90,236            $75,231
                                                       =======            =======

     Basic earnings per share                             $.91               $.75
                                                          ====               ====
     Diluted earnings per share                           $.88               $.72
                                                          ====               ====

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

                                                Unaudited

                                                                             Operating  Total       Type of
     Company Acquired                                      Date       Sales   Income   Assets     Acquisition
--------------------------                             ------------  ----------------  ---------  -----------
Samco Scientific Corporation.......................    October 1998  23,891   5,872    18,737         Stock
Invitro Products, Inc..............................    October 1998   5,095     706     1,897         Asset


    On October 29, 1998, Sybron completed the merger of Pinnacle Products of Wisconsin, Inc. ("Pinnacle") and a subsidiary of Sybron formed for that purpose (the "Pinnacle Merger") and a related purchase of real estate used in Pinnacle's operations. Pinnacle is a manufacturer of dental disposable infection control products.

    Under the terms of the merger agreement and the related real estate purchase agreement the Pinnacle shareholder received 1,897,418 shares of the Company's common stock, including 50,461 shares for the purchase of the real estate owned by the shareholder and used in the operations of Pinnacle. The Pinnacle Merger and related real estate transaction was valued at approximately $46,000 (based on the Company's closing stock price on October 29, 1998).

    The merger has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information will be restated to include the financial results of Pinnacle. Pinnacle was an S Corporation for income tax purposes and therefore did not pay U.S. federal income taxes. Pinnacle will be included in the Company's U.S. federal income tax return effective October 29, 1998. No significant net deferred tax liability and corresponding charges to income tax expense are expected as Pinnacle's net taxable temporary differences are expected to be insignificant.

    Separate net sales, net income and related per share amounts of the merged entities are presented in the following table. In addition, the table includes pro forma net income and net income per share amounts, which reflect the elimination of the nonrecurring merger and integration costs and the inclusion of income tax expense.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



                                                                           Year ended September 30,
                                                                                1997         1998
Net sales:
      The Company                                                           $839,026     $960,682
      Pinnacle                                                                10,906       11,809
                                                                            --------     --------
Total                                                                        849,932      972,491
                                                                            ========     ========

Net income:
      The Company                                                           $ 83,140     $ 70,287
      Pinnacle                                                                 4,994        5,756
      Pinnacle pro forma income tax expense (a)                              (1,998)      (2,302)
                                                                            --------     --------
Pro forma net income                                                        $ 86,136     $ 73,741
Pinnacle pro forma income tax expense (a)                                      1,998        2,302
                                                                            --------     --------
Net income to be reported                                                   $ 88,134     $ 76,043
                                                                            ========     ========

Basic earnings per share:
      To be reported                                                            $.88         $.74
      Pro forma                                                                  .86          .72

Diluted earnings per share
      To be reported                                                            $.85         $.72
      Pro forma                                                                  .83          .70

-----------

(a) Prior to the merger, Pinnacle was an S corporation and, therefore, income tax expense was not reflected in its historical net income.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



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

    The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory, dental and process technologies products in the United States and other countries. Laboratory products are in the categories of i) Labware and Life Sciences, ii) Clinical and Industrial, iii) Diagnostics and Microbiology and iv) Laboratory Equipment. Dental products are in the categories of Professional Dental and Orthodontics. Process Technologies are included in their own category. Inter-business segment sales are not material. Information on these business segments is summarized as follows:

                                                                       1996            1997           1998
                                                                    ----------     -----------    --------
Net sales:
  Laboratory....................................................    $  361,184     $   439,940    $   557,762
  Dental........................................................       321,126         347,791        355,077
  Process Technologies..........................................        33,140          51,295         47,843
                                                                    ----------     -----------    -----------
  Total net sales...............................................    $  715,450     $   839,026    $   960,682
                                                                    ==========     ===========    ===========
Operating income:
  Laboratory....................................................    $   76,948     $    99,940    $   122,087
  Dental........................................................        58,000          76,217         59,735
  Process Technologies..........................................         5,646          10,964          9,182
                                                                    ----------     -----------    -----------
  Total operating income........................................    $  140,594     $   187,121    $   191,004
                                                                    ==========     ===========    ===========
Depreciation and amortization expense:
  Laboratory....................................................    $   28,059     $    31,602    $    37,389
  Dental........................................................        15,576          16,319         16,458
  Process Technologies..........................................         1,167           1,444          1,699
  Corporate.....................................................           936           1,373          1,505
                                                                    ----------     -----------    -----------
  Total depreciation and amortization expense...................    $   45,738     $    50,738    $    57,051
                                                                    ==========     ===========    ===========
Capital expenditures:
  Laboratory....................................................    $   18,062     $    22,632    $    32,041
  Dental........................................................        12,555          12,035          9,560
  Process Technologies..........................................           364             812          1,840
  Corporate.....................................................         8,699           1,532            180
                                                                    ----------     -----------    -----------
  Total capital expenditures....................................    $   39,680     $    37,011    $    43,621
                                                                    ==========     ===========    ===========
Identifiable assets:
  Laboratory....................................................                   $   775,886    $   995,741
  Dental........................................................                       362,390        411,909
  Process Technologies..........................................                        55,900         56,830
                                                                                   -----------    -----------
  Total identifiable assets.....................................                     1,194,176      1,464,480
  Corporate.....................................................                        73,815         80,585
                                                                                   -----------    -----------
  Total assets..................................................                   $ 1,267,991    $ 1,545,065
                                                                                   ===========    ===========

    Corporate assets include cash, miscellaneous receivables, deferred taxes and other current and non-current assets.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



    The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                                       1996            1997           1998
                                                                    ----------     -----------    -----------
Net Sales:
United States:
  Customers.....................................................    $  455,007     $   564,320    $   668,603
  Inter-geographic..............................................        36,522          29,476         51,594
                                                                    ----------     -----------    -----------
                                                                       491,529         593,796        720,197
                                                                    ----------     -----------    -----------
Europe:
  Customers.....................................................       153,995         148,164        170,744
  Inter-geographic..............................................        64,602          59,152         74,121
                                                                    ----------     -----------    -----------
                                                                       218,597         207,316        244,865
                                                                    ----------     -----------    -----------
All other areas:
  Customers.....................................................       106,448         126,542        121,335
  Inter-geographic..............................................        11,988          13,362         19,171
                                                                    ----------     -----------    -----------
                                                                       118,436         139,904        140,506
Inter-geographic sales..........................................      (113,112)       (101,990)      (144,886)
                                                                    ----------     -----------    -----------
  Total net sales...............................................    $  715,450     $   839,026    $   960,682
                                                                    ==========     ===========    ===========
Operating income:
  United States.................................................    $  118,408     $   149,325    $   148,462
  Europe........................................................        12,766          24,102         25,908
  All other areas...............................................         9,420          13,694         16,634
                                                                    ----------     -----------    -----------
  Total operating income........................................    $  140,594     $   187,121    $   191,004
                                                                    ==========     ===========    ===========
Accounts receivable:
  United States.................................................                   $   137,890    $   160,783
  Europe........................................................                        24,740         28,446
  All other areas...............................................                        11,525         10,990
                                                                                   -----------    -----------
  Total accounts receivable.....................................                   $   174,155    $   200,219
                                                                                   ===========    ===========
Identifiable assets:
  United States.................................................                   $   933,394    $ 1,174,792
  Europe........................................................                       224,772        248,495
  All other areas...............................................                        36,010         41,193
                                                                                   -----------    -----------
  Total identifiable assets.....................................                     1,194,176      1,464,480
  Other corporate assets........................................                        73,815         80,585
                                                                                   -----------    -----------
  Total assets..................................................                   $ 1,267,991    $ 1,545,065
                                                                                   ===========    ===========

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            FIRST    SECOND      THIRD      FOURTH      TOTAL
                                                           QUARTER   QUARTER    QUARTER     QUARTER     YEAR
                                                           -------   -------    -------     -------     ----
1997
----

Net sales............................................    $186,843  $ 197,326  $ 221,264   $ 233,593  $ 839,026
                                                         ========  =========  =========   =========  =========
Gross profit.........................................    $ 93,541  $ 100,291  $ 114,499   $ 121,047  $ 429,378
                                                         ========  =========  =========   =========  =========
Income before extraordinary item.....................    $ 16,475  $  21,346  $  22,538   $  23,454  $  83,813
                                                         ========  =========  =========   =========  =========
Extraordinary item...................................          --         --       (673)         --       (673)
                                                         ========  =========  =========   =========  =========
Net income...........................................    $ 16,475  $  21,346  $  21,865   $  23,454  $  83,140
                                                         ========  =========  =========   =========  =========
Basic Per Common Share Earnings:
Income before extraordinary item.....................    $    .17  $    .22   $     .23   $     .24  $     .85
Extraordinary item...................................          --        --        (.01)         --       (.01)
                                                         --------  ---------  ---------   ---------  ---------
Net income...........................................    $    .17  $    .22   $     .22   $     .24  $     .84
                                                         ========  =========  =========   ========== =========
Diluted Per Common Share Earnings:
Income before extraordinary item.....................    $    .16  $    .21   $     .22   $     .23  $     .82
Extraordinary item...................................          --        --        (.01)         --       (.01)
                                                         --------  ---------  ---------   ---------  ---------
Net income...........................................    $    .16  $    .21   $     .21   $     .23  $     .81
                                                         ========  ========== =========   =========  =========
1998

Net sales............................................    $224,629  $ 235,507  $ 235,502   $ 265,044  $ 960,682
                                                         ========  =========  =========   =========  =========
Gross profit.........................................    $114,693  $ 121,757  $ 116,214   $ 137,838  $ 490,502
                                                         ========  =========  =========   =========  =========
Income from continuing operations....................    $ 20,750  $  24,788  $   3,815   $  28,684  $  78,037
                                                         ========  =========  =========   =========  =========
Discontinued operation...............................          --         --         --      (7,750)    (7,750)
                                                         ========  =========  =========   =========  =========
Net income...........................................    $ 20,750  $  24,788  $   3,815   $  20,934  $  70,287
                                                         ========  =========  =========   =========  =========
Basic Per Common Share Earnings:
Income from continuing operations....................    $    .21  $     .25  $     .04   $     .28  $     .78
Discontinued operation...............................          --         --         --        (.07)      (.08)
                                                         --------  ---------  ---------   ---------  ---------
Net income...........................................    $    .21  $     .25  $     .04   $     .21  $     .70
                                                         ========  =========  =========   =========  =========
Diluted Per Common Share Earnings:
Income from continuing operations....................    $    .20  $     .24  $     .04   $     .28  $     .75
Discontinued operation...............................          --         --         --        (.08)      (.07)
                                                         --------  ---------  ---------   ---------  ---------
Net income...........................................    $    .20  $     .24  $     .04   $     .20  $     .68
                                                         ===================  =========   =========  =========

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

    1. The consolidated financial statements of Sybron International Corporation and its subsidiaries filed under Item 8:

                                                                                                   PAGE
                                                                                                   ----
      Independent Auditors' Report............................................................      39
      Consolidated Balance Sheets as of September 30, 1997 and 1998...........................      40
      Consolidated Statements of Income for the years ended September 30, 1996,
        1997 and 1998.........................................................................      41
      Consolidated Statements of Shareholders' Equity for the years ended
        September 30, 1996, 1997 and 1998.....................................................      42
      Consolidated Statements of Cash Flows for the years ended September 30,
        1996, 1997 and 1998...................................................................      43
      Notes to Consolidated Financial Statements..............................................      44

    2. Financial Statement Schedules.

    The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

                                                                                                   PAGE
                                                                                                   ----
      Independent Auditors' Report............................................................     S-1
      Schedule II -- Valuation and Qualifying Accounts.........................................    S-2

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

    September 13, 1999                      SYBRON INTERNATIONAL CORPORATION



                                    By        /s/ KENNETH F. YONTZ
                                       ---------------------------------
                                     Kenneth F. Yontz, Chairman of the Board,
                                      President, and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Principal Executive Officer:


      /s/ KENNETH F. YONTZ
     --------------------------            Chairman of the Board,
        Kenneth F. Yontz                   President and Chief Executive Officer

     September 13, 1999

     Principal Financial Officer and
     Principal Accounting Officer:

         /s/ DENNIS BROWN
     --------------------------            Vice President -- Finance,
              Dennis Brown                 Chief Financial Officer and Treasurer


          September 13, 1999

          All of the members of the Board of Directors:

          Don H. Davis, Jr.                /s/    R. JEFFREY HARRIS
                                           -------------------------------------
          Christopher L. Doerr             R. Jeffrey Harris,
          Robert B. Haas                   Attorney and Agent for each member of
          Thomas O. Hicks                  the Board of Directors of
          William U. Parfet                Sybron International Corporation
          Joe L. Roby                      under
          Richard W. Vieser                Powers of Attorney
          Kenneth F. Yontz                 dated December 11, 1998

                   September 13, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

    On November 16, 1998, we reported on the consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998, which are included in the 1998 Annual Report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Milwaukee, Wisconsin
November 16, 1998

                                                                     SCHEDULE II

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                                              ------------------------
                                                   BALANCE AT  CHARGED TO   CHARGED TO
                                                    BEGINNING   COSTS AND      OTHER                  BALANCE AT
         DESCRIPTION                                 OF YEAR    EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
----------------------------                       ---------- -----------  -----------  ------------ ------------
Year ended September 30, 1996
  Deducted from asset accounts:
     Allowance for doubtful
       receivables.............................      $2,763     $ 1,330      $   207(d)  $ 1,325(a)     $2,975
                                                     ======     =======      =======     =======        ======
     Inventory reserves........................      $4,078     $ 3,462      $   756(d)  $ 1,304(b)     $6,992
                                                     ======     =======      =======     =======        ======
  Legal reserves...............................      $3,406     $ 1,066      $    --     $ 1,047(c)     $3,425
                                                     ======     =======      =======     =======        ======
  Restructuring reserve........................      $   --     $ 8,277      $    --     $ 4,977(c)     $3,300
                                                     ======     =======      =======     =======        ======
Year ended September 30, 1997
     Deducted from asset accounts:
     Allowance for doubtful
       receivables.............................      $2,975     $   843      $   247(d)  $   102(a)     $3,963
                                                     ======     =======      =======     =======        ======
     Inventory reserves........................      $6,992     $ 2,972      $ 1,704(d)  $ 3,729(b)     $7,939
                                                     ======     =======      =======     =======        ======
  Legal reserves...............................      $3,425     $ 1,672      $    --     $ 2,703(c)     $2,394
                                                     ======     =======      =======     =======        ======
  Restructuring reserve........................      $3,300     $    --      $    --     $ 2,663(c)     $  637
                                                     ======     =======      =======     =======        ======
Year ended September 30, 1998
     Deducted from asset accounts:
     Allowance for doubtful
       receivables.............................      $3,963     $ 2,358      $   620(d)  $ 1,141(a)     $5,800
                                                     ======     =======      =======     =======        ======
     Inventory reserves........................      $7,939     $   956      $ 1,479(d)  $ 2,350(b)     $8,024
                                                     ======     =======      =======     =======        ======
  Legal reserves...............................      $2,394     $  (849)     $    --     $   731(c)     $  814
                                                     ======     =======      =======     =======        ======
  Restructuring reserve........................      $  637     $23,340      $    --     $15,937(c)     $8,040
                                                     ======     =======      =======     =======        ======

----------
Note: Above additions and deductions include the effects of foreign currency rate changes.

(a) Uncollectible accounts written off, net of recoveries.

(b) Inventory written off.

(c) Net disbursements.

(d) Reserves of acquired businesses.

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                            TO AMENDMENT NO. 1 TO THE
                         1998 ANNUAL REPORT ON FORM 10-K

 EXHIBIT                                                                    INCORPORATED HEREIN       FILED
   NO.                               DESCRIPTION                              BY REFERENCE TO       HEREWITH
--------                             -----------                         ------------------------  ----------
  2.1      -- Purchase Agreement, dated as of March 14, 1997 (the         Exhibit 2.1 to the
              "Purchase Agreement"), by and among the owners of           Registrant's Current
              the partnership interests in Remel Limited                  Report on Form 8-K dated
              Partnership ("Remel"), Remel Acquisition Co.                April 25, 1997 (the
              ("Buyer"), Riverside Partners, Inc. and the other           "4/25/97 8-K")
              parties identified therein, relating to the purchase
              by Buyer of all of the partnership interests,
              limited liability company interests and capital
              stock of Remel and the other entities whose
              businesses were acquired by Buyer pursuant to the
              Purchase Agreement (including the Registrant's
              guaranty of the obligations of Buyer under the
              Purchase Agreement).
  2.2      -- Escrow Agreement dated as of April 25, 1997 by and          Exhibit 2.2 to the
              among Riverside Partners, Inc., Remel Acquisition           4/25/97 8-K
              Co. and State Street Bank and Trust Company, as
              escrow agent.
  2.3      -- Agreement and Plan of Reorganization, dated as of           Exhibit 2.1 to the
              January 23, 1998, by and among Sybron International         Registrant's
              Corporation, Normandy Acquisition Co., LRS                  Registration
              Acquisition Corp. and Liberty Partners Holdings 5,          Statement on Form S-4
              L.L.C.                                                      (No. 333-47795)

  3.1      -- Articles of Incorporation of the Registrant                 Exhibit 4.1 to the
                                                                          Registrant's Registration
                                                                          Statement on Form S-8
                                                                          (File No. 333-47015)
  3.2      -- Bylaws of the Registrant                                    Exhibit C to the 1994
                                                                          Annual Meeting Proxy
                                                                          Statement of Sybron
                                                                          Corporation (the
                                                                          Registrant's predecessor)
                                                                          dated December 17, 1993
  4.1     -- Articles of Incorporation and Bylaws of the                  Exhibits 3.1 and 3.2
             Registrant                                                   hereto
  4.2     -- Amended and Restated Credit Agreement dated as of            Exhibit 4.1 to the
             July 31, 1995 among Sybron International Corporation         Registrant's Current
             and certain of its subsidiaries, the several                 Report on Form 8-K dated
             Lenders from time to time parties thereto,                   July 31, 1995
             Chemical Securities Inc. as Arranger, and Chemical Bank,
             as Administrative Agent for the Lenders
  4.3     -- First Amendment, dated as of July 9, 1996, to the            Exhibit 4.1 to the
             Amended and Restated Credit Agreement, dated as of           Registrant's Form 10-Q
             July 31, 1995, among the Registrant and certain of           for the quarterly period
             its subsidiaries, the several Lenders from time to           ended June 30, 1996
             time parties thereto, Chase Securities Inc.
             (formerly known as Chemical Securities Inc.), as
             Arranger, and Chemical Bank (now known as Chase
             Manhattan Bank), as Administrative Agent for the
             Lenders
  4.4     -- Second Amended and Restated Credit Agreement, dated          Exhibit 4.1 to the
             as of April 25, 1997, constituting the Second                4/25/97 8-K
             Amendment to the Amended and Restated Credit
             Agreement, dated as of July 31, 1995 (as amended,
             supplemented or otherwise modified from time to
             time, the "Credit Agreement"), among the Registrant
             and certain of its subsidiaries, the several Lenders
             from time to time parties thereto, Chase Securities
             Inc., as Arranger, and The Chase Manhattan Bank, as
             Administrative Agent for the Lenders
  4.5     -- Form of Revolving Credit Note, dated as of April 25,         Exhibit 4.2 to the
             1997, executed pursuant to the Credit Agreement              4/25/97 8-K
  4.6     -- Form of Term Note, dated as of April 25, 1997,               Exhibit 4.3 to the
             executed pursuant to the Credit Agreement                    4/25/97 8-K
  4.7     -- Form of Swing Line Note, dated as of April 25, 1997,         Exhibit 4.4 to the
             executed pursuant to the Credit Agreement                    4/25/97 8-K



 EXHIBIT                                                                    INCORPORATED HEREIN       FILED
   NO.                               DESCRIPTION                              BY REFERENCE TO       HEREWITH
--------                             -----------                         -----------------------   ---------
    4.8   -- Form of CAF Advance Note, dated as of April 25,             Exhibit 4.5 to the
             1997, executed pursuant to the Credit Agreement             4/25/97 8-K
    4.9   -- First Amendment, dated as of July 1, 1998, to the           Exhibit 4.1 to the
             Second Amended And Restated Credit Agreement, dated         Registrant's Form 10-Q
             as of April 25, 1997 (as amended, supplemented or           for the quarterly period
             otherwise modified from time to time, the "Credit           ended June 30, 1998 (the
             Agreement"), among the Registrant and certain of its        "6/30/98 10-Q")
             subsidiaries, the several Lenders from time to time
             parties thereto, Chase Securities Inc., as Arranger,
             and The Chase Manhattan Bank, as Administrative
             Agent for the Lenders
   4.10   -- Form of Third Amended and Restated Parent Pledge            Exhibit 4.2 to the
             Agreement, dated as Of July 1, 1998, executed               6/30/98 10-Q
             pursuant to the Credit Agreement
   4.11   -- Form of Third Amended and Restated Subsidiaries             Exhibit 4.3 to the
             Guarantee, dated as Of July 1, 1998, executed               6/30/98 10-Q
             pursuant to the Credit Agreement
   4.12   -- Form of Third Amended and Restated Subsidiaries             Exhibit 4.4 to the
             Pledge Agreement, Dated as of July 1, 1998, executed        6/30/98 10-Q
             Pursuant to the Credit Agreement
   4.13   -- Form of Additional Term Note, dated as of July 1,           (1)
             1998, executed pursuant to the Credit Agreement
   4.14   -- Second Amendment, dated as of August 13, 1998, to           Exhibit 4.5 to the
             the Credit Agreement                                        6/30/98 10-Q
  10.1*   -- Form of Employment Agreement with the executive             Exhibit 10(a) to Sybron
             officers of the Registrant                                  Corporation's Form 10-K
                                                                         for the fiscal year
                                                                         ended
                                                                         September 30, 1993
                                                                         ("1993
                                                                         10-K")
  10.2*   -- Schedule of executive officers who are parties to           (1)
             the Employment Agreement filed as Exhibit 10.1, with
             a summary of significant terms
  10.3*   -- Shareholders Agreement, dated as of May 6, 1992,            Exhibit 10(f-2) to Sybron
             between Sybron Corporation and certain shareholders         Corporation's
                                                                         Registration Statement on
                                                                         Form S-1 (No. 33-52614)
  10.4*   -- 1988 Stock Option Plan                                      Exhibit 10(q) to Sybron
                                                                         Corporation's
                                                                         Registration Statement on
                                                                         Form S-1 (No. 33-20829)
  10.5*   -- 1990 Stock Option Plan                                      Exhibit 10(q-2) to Sybron
                                                                         Corporation's
                                                                         Registration Statement on
                                                                         Form S-1 (No. 33-20829)
  10.6*   -- Amended and Restated 1994 Outside Directors' Stock          Exhibit 10.41 to the
             Option Plan                                                 Registrant's Form 10-K
                                                                         for the fiscal year ended
                                                                         September 30, 1996
  10.7*   -- Amendment to the 1988 Stock Option Plan                     Exhibit 10(q-4) to Sybron
                                                                         Corporation's Form 10-K
                                                                         for the fiscal year ended
                                                                         September 30, 1992
                                                                         ("1992 10-K")
  10.8*   -- Amendment to the 1990 Stock Option Plan                     Exhibit 10(q-6) to the
                                                                         1992 10-K
  10.9*   -- Form of Nonstatutory Stock Option Agreement under           Exhibit 10(r) to Sybron
             the 1988 Stock Option Plan                                  Corporation's
                                                                         Registration Statement on
                                                                         Form S-1 (No. 33-20829)
 10.10*   -- Form of Nonstatutory Stock Option Agreement under           Exhibit 10(s-1) to Sybron
             the 1990 Stock Option Plan                                  Corporation's
                                                                         Registration Statement on
                                                                         Form S-1 (No. 33-20829)
 10.11*   -- Form of Nonstatutory Stock Option Agreement under           Exhibit 10(u) to the 1993
             the 1993 Long-Term Incentive Plan                           10-K
 10.12*   -- Form of prior Indemnity Agreement with each of the          Exhibit 10(v) to the 1993
             executive officers and directors identified on the          10-K
             schedule thereto
 10.13    -- Lease Agreement dated December 21, 1988 between             Exhibit 10(bb) to Sybron
             CPA:7 and CPA:8, as landlord, and Ormco Corporation;        Corporation's
             as tenant                                                   Registration Statement on
                                                                         Form S-1 (No. 33-24640)



 EXHIBIT                                                                    INCORPORATED HEREIN       FILED
   NO.                               DESCRIPTION                              BY REFERENCE TO       HEREWITH
 -------                             -----------                         ------------------------   --------
  10.14   -- Lease Agreement dated December 21, 1988 between             Exhibit 10(cc) to Sybron
             CPA:7 and CPA:8, as landlord, and Barnstead                 Corporation's
             Thermolyne Corporation, as tenant                           Registration Statement on
                                                                         Form S-1 (No. 33-24640)
  10.15   -- Lease Agreement dated December 21, 1988 between             Exhibit 10(dd) to Sybron
             CPA:7 and CPA:8, as landlord, and Kerr Manufacturing        Corporation's
             Company, as tenant                                          Registration Statement on
                                                                         Form S-1 (No. 33-24640)
  10.16   -- Lease Agreement dated December 21, 1988 between             Exhibit 10(ee) to Sybron
             CPA:7 and CPA:8, as landlord, and Erie Scientific           Corporation's
             Company, as tenant                                          Registration Statement on
                                                                         Form S-1 (No. 33-24640)
  10.17   -- Lease Agreement dated December 21, 1988 between             Exhibit 10(ff) to Sybron
             CPA:7 and CPA:8, as landlord, and Nalge Nunc                Corporation's
             International Corporation (formerly Nalge Company),         Registration Statement on
             as tenant                                                   File S-1 (No. 33-24640)
  10.18   -- Guaranty and Suretyship Agreement dated December 21,        Exhibit 10(gg) to Sybron
             1988 between Sybron Corporation and CPA:7 and CPA:8         Corporation's
                                                                         Registration Statement on
                                                                         Form S-1 (No. 33-24640)
  10.19   -- Tenant Agreement dated December 21, 1988 between New        Exhibit 10(rr) to Sybron
             England Mutual Life Insurance Company, as lender,           Corporation's
             and CPA:7 and CPA:8, as landlord, and Ormco                 Registration Statement on
             Corporation, as tenant                                      Form S-1 (No. 33-24640)
  10.20   -- Tenant Agreement dated December 21, 1988 between New        Exhibit 10(ss) to Sybron
             England Mutual Life Insurance Company, as lender,           Corporation's
             and CPA:7 and CPA:8, as landlord, and Barnstead             Registration Statement on
             Thermolyne Corporation, as tenant                           Form S-1 (No. 33-24640)
  10.21   -- Tenant Agreement dated December 21, 1988 between            New Exhibit 10(tt) to Sybron
             England Mutual Life Insurance Company, as lender,           Corporation's
             and CPA:7 and CPA:8, as landlord, and Kerr                  Registration Statement on
             Manufacturing Company, as tenant                            Form S-1 (No. 33-24640)
  10.22   -- Tenant Agreement dated December 21, 1988 between            New Exhibit 10(uu) to Sybron
             England Mutual Life Insurance Company, as lender,           Corporation's
             and CPA:7 and CPA:8, as landlord, and Erie                  Registration Statement on
             Scientific Company, as tenant                               Form S-1 (No. 33-24640)
  10.23   -- Tenant Agreement dated December 21, 1988 between            New Exhibit 10(vv) to Sybron
             England Mutual Life Insurance Company, as lender,           Corporation's
             and CPA:7 and CPA:8, as landlord, and Nalge Nunc            Registration Statement on
             International Corporation (formerly Nalge Company),         Form S-1 (No. 33-24640)
             as tenant
  10.24   -- Sale and Leaseback Agreement dated December 21, 1988        Exhibit 10(ww) to Sybron
             between Sybron Corporation and New England Mutual           Corporation's
             Life Insurance Company, as lender                           Registration Statement on
                                                                         Form S-1 (No. 33-24640)
  10.25   -- Environmental Risk Agreement dated December 21, 1988        Exhibit 10(xx) to Sybron
             from Sybron Corporation and Ormco Corporation, as           Corporation's
             indemnitors, to New England Mutual Life Insurance           Registration Statement on
             Company, as lender, and CPA:7 and CPA:8, as                 Form S-1 (No. 33-24640)
             borrowers
  10.26   -- Environmental Risk Agreement dated December 21, 1988        Exhibit 10(yy) to Sybron
             from Sybron Corporation and Barnstead Thermolyne            Corporation's
             Corporation, as indemnitors, to New England Mutual          Registration Statement on
             Life Insurance Company, as lender, and CPA:7 and            Form S-1 (No. 33-24640)
             CPA:8, as borrowers
  10.27   -- Environmental Risk Agreement dated December 21, 1988        Exhibit 10(zz) to Sybron
             from Sybron Corporation and Kerr Manufacturing              Corporation's
             Company, as indemnitors, to New England Mutual Life         Registration Statement on
             Insurance Company, as lender, and CPA:7 and CPA:8,          Form S-1 (No. 33-24640)
             as borrowers
  10.28   -- Environmental Risk Agreement dated December 21, 1988        Exhibit 10(aaa) to Sybron
             from Sybron Corporation and Erie Scientific Company,        Corporation's
             as indemnitors, to New England Mutual Life Insurance        Registration Statement on
             Company, as lender, and CPA:7 and CPA:8, as                 Form S-1 (No. 33-24640)
             borrowers
  10.29   -- Environmental Risk Agreement dated December 21, 1988        Exhibit 10(bbb) to Sybron
             from Sybron Corporation and Nalge Nunc International        Corporation's
             Corporation (formerly Nalge Company), as                    Registration Statement on
             indemnitors, to New England Mutual Life Insurance           Form S-1 (No. 33-24640)
             Company, as lender, and CPA:7 and CPA:8, as
             borrowers



 EXHIBIT                                                                    INCORPORATED HEREIN       FILED
   NO.                               DESCRIPTION                              BY REFERENCE TO       HEREWITH
   ---                               -----------                              ---------------       --------
 10.30*   -- Life insurance policy for Kenneth F. Yontz,                Exhibit 10(eee) to Sybron
             executive officer of the Registrant                        Corporation's
                                                                        Registration Statement on
                                                                        Form S-1 (No. 33-45948)
 10.31*   -- Life insurance policy for Frank H. Jellinek, Jr.,          Exhibit 10(eee-1) to
              executive officer of the Registrant                       Sybron Corporation's
                                                                        Registration Statement on
                                                                        Form S-1 (No. 33-45948)
 10.32*   -- Life insurance policy for Floyd W. Pickrell, Jr.,          Exhibit 10(eee-4) to
              executive officer of the Registrant                       Sybron Corporation's
                                                                        Registration Statement on
                                                                        Form S-1 (No. 33-45948)
 10.33*   -- Life insurance policy for R. Jeffrey Harris,               Exhibit 10(rr) to the
              executive officer of the Registrant                       1993 10-K
 10.34    -- Lease Agreement, as amended, with respect to Ormco         Exhibit 10(fff) to Sybron
             Corporation's manufacturing facility in Glendora, CA       Corporation's
                                                                        Registration Statement on
                                                                        Form S-1 (No. 33-20829)
 10.35*   -- Form of Indemnification Agreement with each of the         Exhibit 10.36 to the
             executive officers and directors identified on the         Registrant's Form 10-K
             schedule thereto                                           for the fiscal year ended
                                                                        September 30, 1997 (the
                                                                        "1997 10-K")
 10.36*   -- Amended and Restated 1993 Long-Term Incentive Plan         Exhibit A to the
                                                                        Registrant's Proxy
                                                                        Statement dated December
                                                                        23, 1997 for its Annual
                                                                        Meeting of Shareholders
                                                                        on January 30, 1998
 10.37*   -- Amended and Restated Senior Executive Incentive            Exhibit A to the
             Compensation Plan                                          Registrant's 1997 Annual
                                                                        Meeting Proxy Statement
                                                                        dated December 20, 1996
 10.38*   -- Life Insurance Policy for Dennis Brown, executive          Exhibit 10.42 to the
             officer of the Registrant                                  Registrant's Form 10-K
                                                                        for the fiscal year ended
                                                                        September 30, 1995 (the
                                                                        "1995 10-K")
 10.39*   -- Consulting Agreement by and between William U.             Exhibit 10.43 to the 1997
             Parfet and Richard-Allan Scientific Company dated as       10-K
             of June 8, 1995
 10.40*   -- Sybron International Corporation Deferred
             Compensation Plan                                          (1)
    21    -- Subsidiaries of the Registrant                             (1)
    23    -- Consent of KPMG Peat Marwick LLP                                                      X
    24    -- Powers of Attorney of directors of the Registrant          (1)
  27.1    -- Financial Data Schedule                                    (1)
  27.2    -- Restated Financial Data Schedule (fiscal year ended
             September 30, 1997)                                        (1)
  27.3    -- Restated Financial Data Schedule (fiscal year ended
             September 30, 1996)                                        (1)

----------

* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1) Previously filed with the Registrant's initial filing of its Annual Report on Form 10-K for the year ended September 30, 1998.