Form 10-Q/A
period 1998-12-31
SYBRON INTERNATIONAL CORP
filed 1999-09-13
CIK 824803

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

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from       to
                                          -------  -------

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



-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         At February 9, 1999 there were 103,254,043 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


                  Index                                                                          Page
-----------------------------------------                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, December 31, 1998
  and September 30, 1998 (unaudited)                                                               2

Consolidated Statements of Income for the three months
  ended December 31, 1998 and 1997 (unaudited)                                                     3

Consolidated Statements of Shareholders' Equity for the year ended September 30,
  1998 and the three months ended December 31, 1998 (unaudited)                                    4

Consolidated Statements of Cash Flows for the three months ended
  December 31, 1998 and 1997 (unaudited)                                                           5

Notes to Unaudited Consolidated Financial Statements                                               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                                       13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                26

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       29

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          30

SIGNATURES                                                                                        31

Explanatory Note. This Form 10-Q/A - Amendment No. 1 to Form 10-Q contains the full text of Sybron International Corporation's Form 10-Q for the quarter ended December 31, 1998, as amended to reflect amendments to the following items of it's initial filing: Part I Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and Part II Item 6 (Exhibits and Reports on Form 8-K.)

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                               ASSETS
                                                                          December 31,      September 30,
                                                                              1998                1998
                                                                          ------------      -------------
Current assets:
  Cash and cash equivalents.......................................          $   21,750         $   23,891
  Accounts receivable (less allowance for doubtful
    receivables of $6,158 and $5,693, respectively)...............             182,247            192,657
  Inventories (note 2)............................................             176,560            165,793
  Deferred income taxes...........................................              25,478             30,305
  Net assets held for sale (note 8)...............................              50,649             51,562
  Prepaid expenses and other current assets.......................              18,679             17,429
                                                                             ---------          ---------
       Total current assets.......................................             475,363            481,637
                                                                             ---------          ---------
Property, plant and equipment net of accumulated depreciation
    of $192,318 and $178,048, respectively........................             227,140            222,758
Intangible assets.................................................             854,815            817,058
Deferred income taxes.............................................              14,718             15,242
Other assets......................................................               6,451              8,848
                                                                             ---------          ---------
       Total assets...............................................          $1,578,487         $1,545,543
                                                                             =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................          $   45,233         $   49,713
  Current portion of long-term debt...............................              40,316             39,396
  Income taxes payable............................................              14,451             20,195
  Accrued payroll and employee benefits...........................              31,427             39,950
  Restructuring reserve (note 6)..................................               6,373              7,609
  Reserve for discontinued operations.............................               3,574             12,201
  Deferred income taxes...........................................              10,128              9,072
  Other current liabilities.......................................              34,387             37,785
                                                                             ---------          ---------
      Total current liabilities...................................             185,889            215,921
                                                                             ---------          ---------
Long-term debt....................................................             828,347            790,089
Deferred income taxes.............................................              49,570             50,564
Other liabilities.................................................              12,863             13,912
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares                    -                 -
  Common Stock, $.01 par value; authorized 250,000,000
    shares, issued 103,155,459 and 102,902,496 shares, respectively              1,032              1,029
  Equity Rights,  50 rights at $1.09 per right....................                 -                  -
  Additional paid-in capital......................................             237,731            234,069
  Retained earnings...............................................             284,507            260,647
  Cumulative foreign currency translation adjustment..............             (21,452)           (20,688)
  Treasury common stock, 220 shares at cost ......................                -                  -
                                                                             ---------          ---------
       Total shareholders' equity.................................             501,818            475,057
                                                                             ---------          ---------
       Total liabilities and shareholders' equity.................          $1,578,487         $1,545,543
                                                                             =========          =========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three Months Ended
                                                                                December 31,
                                                                             1998             1997
                                                                             ----             ----

Net sales.............................................                    $248,330         $214,820
Cost of sales:
   Cost of product sold...............................                     122,562          103,183
   Depreciation of purchase accounting adjustments....                         167              165
                                                                           -------          -------

Total cost of sales...................................                     122,729          103,348
                                                                           -------          -------

Gross profit..........................................                     125,601          111,472

Selling, general and administrative expenses..........                      62,771           57,810
Merger, transaction and integration expenses
 (note 7).............................................                       2,691              -
Depreciation and amortization of purchase
 accounting adjustments...............................                       7,260            6,077
                                                                           -------          -------

Operating income......................................                      52,879           47,585
                                                                           -------          -------

Other income (expense):
   Interest expense...................................                     (14,116)         (13,275)
   Amortization of deferred financing fees............                         (80)             (53)
   Other, net.........................................                         242              (57)
                                                                           -------          -------

Income before income taxes and discontinued
 operations ..........................................                      38,925           34,200

Income taxes..........................................                      15,604           13,386
                                                                           -------          -------
Income from continuing operations.....................                      23,321           20,814

Income from discontinued operations (net of income tax
 of $385 and $780) (note 8)...........................                         539            1,132
                                                                           -------          -------

Net income............................................                   $  23,860         $ 21,946
                                                                           =======          =======

Basic earnings per common share from continuing
 operations...........................................                       $ .23            $ .20
Discontinued operations...............................                          --              .02
                                                                               ---              ---
Basic earnings per share..............................                       $ .23            $ .22
                                                                               ===              ===

Diluted earnings per common share from continuing
 operations...........................................                       $ .22            $ .20
Discontinued operations...............................                         .01              .01
                                                                               ---              ---
Diluted earnings per common share.....................                       $ .23            $ .21
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

                                                                                           CUMULATIVE
                                                                                             FOREIGN
                                                                 ADDITIONAL                 CURRENCY    TREASURY         TOTAL
                                             COMMON     EQUITY    PAID-IN     RETAINED     TRANSLATION   COMMON      SHAREHOLDERS'
                                             STOCK      RIGHTS    CAPITAL     EARNINGS     ADJUSTMENT     STOCK          EQUITY
                                            ---------   ------   ----------   --------     ----------   --------     -------------

Balance at  September 30, 1997...........   $   1,014   $ --    $ 212,664     $ 189,965    $ (24,981)   $      (1)   $ 378,661
Shares issued in connection
 with the exercise of 1,445,760
 stock options...........................          15     --       12,970           --           --           --        12,985
Conversion of 200 equity rights to 872
 shares of common stock..................         --      --          --             (1)         --             1          --
Tax benefits related to stock options....         --      --        7,291           --           --           --         7,291
Dividends paid by "A" Company
  prior to the merger....................         --      --          314          (479)         --           --          (165)
Dividends paid by Pinnacle Products of
  Wisconsin prior to the merger..........         --      --          --         (4,682)         --           --        (4,682)
Shares issued related to a deferred
  compensation plan of "A" Company.......         --      --          830           --           --           --           830
Net income (Unaudited)...................         --      --          --         75,844          --           --        75,844
Cumulative foreign currency
 translation adjustment..................         --      --          --            --         4,293          --         4,293
                                            ---------   -----   ---------     ---------    ---------    ---------    ---------
Balance at September 30, 1998               $   1,029   $ --    $ 234,069     $ 260,647    $ (20,688)   $     --     $ 475,057
                                            =========   =====   =========     =========    =========    =========    =========
Shares issued in connection
 with the exercise of 252,963
 stock options...........................           3     --        2,233           --           --           --         2,236
Tax benefits related to stock options....         --      --        1,429           --           --           --         1,429
Net income (Unaudited)...................         --      --          --         23,860          --           --        23,860
Cumulative foreign currency
 translation adjustment..................         --      --          --            --          (764)         --          (764)
                                            ---------   -----   ---------     ---------    ---------    ---------    ---------
Balance at December 31, 1998                $   1,032   $ --    $ 237,731     $ 284,507    $ (21,452)   $     --     $ 501,818
                                            =========   =====   =========     =========    =========    =========    =========



     See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Three Months Ended
                                                                                                       December 31,
                                                                                               1998                 1997
                                                                                               ----                 ----
         Cash flows from operating activities:
          Net income................................................................        $  23,860             $ 21,946
          Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation.............................................................            8,542                7,488
           Amortization.............................................................            7,292                6,104
           Provision for losses on doubtful accounts................................              294                  (95)
           Inventory provisions.....................................................              313                 (629)
           Deferred income taxes....................................................           (5,413)                  92
              Changes in assets and liabilities:
           Decrease in accounts receivable..........................................           14,484                2,937
           Increase in inventories..................................................           (7,413)              (8,419)
           Decrease (increase) in prepaid expenses and other current assets.........            3,306               (5,587)
           Increase (decrease) in accounts payable..................................           (6,156)                 635
           Increase (decrease) in income taxes payable..............................           (4,628)               2,751
           Decrease in accrued payroll and employee benefits........................           (9,580)              (6,334)
           Decrease in reserve for discontinued operations..........................           (8,627)                   -
           Decrease in restructuring reserve........................................           (1,236)                   -
           Increase in other current liabilities...................................             2,802                2,901
           Net change in other assets and liabilities...............................              644               10,763
                                                                                             --------              -------
           Net cash provided by operating activities................................           18,484               34,553

         Cash flows from investing activities:
           Capital expenditures.....................................................           (6,007)              (9,221)
           Proceeds from sales of property, plant, and equipment....................              115                1,729
           Net payments for businesses acquired.....................................          (54,059)             (53,287)
                                                                                             --------              --------
            Net cash used in investing activities...................................          (59,951)             (60,779)

         Cash flows from financing activities:
          Proceeds - revolving credit facility......................................           79,700               82,800
          Principal payments - revolving credit facility............................         (127,700)             (42,400)
          Principal payments on long-term debt......................................          (10,602)              (9,608)
          Proceeds from the exercise of common stock options........................            2,236                2,870
          Deferred financing fees...................................................               (5)                 -
          Other.....................................................................            1,634               (3,580)
                                                                                             --------              -------
           Net cash provided by financing activities................................           41,263               30,082

         Effect of exchange rate changes on cash....................................           (1,937)                (755)
         Net increase (decrease) in cash and cash equivalents.......................           (2,141)               3,101
         Cash and cash equivalents at beginning of year.............................           23,891               18,003
                                                                                             --------              -------
         Cash and cash equivalents at end of period.................................        $  21,750               21,104
                                                                                             ========              =======

         Supplemental disclosures of cash flow information:
          Cash paid during the period for interest..................................        $  15,019             $ 14,076
          Cash paid during the period for income taxes..............................           14,446                6,924
          Capital lease obligations incurred........................................              145                  165

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

     All prior period data has been adjusted to reflect the results of LRS Acquisition Corp. ("LRS"), the parent of "A" Company Orthodontics ('"A" Company'), and Pinnacle Products of Wisconsin, Inc. ("Pinnacle"), which merged with subsidiaries of the Company on April 9, 1998 and October 29, 1998, respectively. The results of LRS and Pinnacle, each of whose merger was accounted for as a pooling of interests, were combined with the Company's previously reported results as if the mergers occurred as of the beginning of all reported periods.

     In addition, all prior period data has been adjusted to reflect the reclassification of the businesses of Nalge Process Technologies Group, Inc. ("NPT") to discontinued operations. (See note 8)

2.   Inventories at December 31, 1998 consist of the following:

                                              (In thousands)

     Raw materials                              $ 53,577
     Work-in-process                              32,903
     Finished goods                               96,432
     LIFO Reserve                                 (6,352)
                                                --------
                                                $176,560
                                                ========

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

     Comprehensive income and the components of comprehensive income (loss) for the three-month periods ended December 31, 1998 and 1997 are as follows:
     (In thousands)

                                                      Three months ended
                                                           December 31,
                                                       1998             1997
                                                       ----             ----
      Net income                                    $ 23,860          $21,946
      Other comprehensive income (loss)
        Foreign currency translation                    (764)            (134)
                                                      ------           ------
      Comprehensive income                          $ 23,096          $21,812
                                                      ======           ======

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

          Under the terms of the merger agreement and the related real estate purchase agreement the Pinnacle shareholder received 1,897,418 shares of the Company's common stock, including 50,461 shares for the purchase of the real estate owned by the shareholder and used in the operations of Pinnacle. The Pinnacle Merger and related real estate transaction was valued at approximately $46.0 million (based on the Company's closing price on October 29, 1998).

          The merger was structured as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information has been restated to include the financial results of Pinnacle.

          Results of the Company and Pinnacle before and after giving effect to the Pinnacle Merger are as follows:

                                                                Three Months Ended             Three Months Ended
                                                                 December 31, 1998              December 31, 1997
                                                                 -----------------              -----------------

                                                                                  (Unaudited)
                                                                                 (In thousands)
           Total net sales:

           The Company                                                $244,802                      $211,801
           Pinnacle                                                      3,528                         3,019
                                                                       -------                       -------
           The Company, giving effect to the merger                   $248,330                      $214,820
                                                                       =======                       =======

           Net income:

           The Company                                                $ 22,719                      $ 21,204
           Pinnacle (i)                                                  1,141                           742
                                                                       -------                        ------
           The Company, giving effect to the merger                   $ 23,860                      $ 21,946
                                                                       =======                        ======

           ----------

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

     Restructuring activity and components are as follows:

                                          Shut-  Inventory
                               Lease       down    Write-   Fixed                            Contractual
                Severance(a)  Pymts.(b)  Costs(b)  off(c)  Assets(c)   Tax(d)  Goodwill(e)  Obligations(f)  Other   Total
                ------------  ---------  -------- -------  ---------   ------  -----------  --------------  -----   -----

1998
 Restructuring
 charge              $8,500      $400      $500   $6,400    $2,300      $700      $2,100       $1,000      $2,100  $24,000
1998 Cash
 payments             3,300       100       100       --        --        --          --          400         700    4,600
1998 Non cash
 charges                 --        --        --    6,400     2,300        --       2,100           --         600   11,400
                     ------      ----      ----   ------    ------      ----      ------       ------      ------  -------
September 30,
 1998 balance        $5,200      $300      $400   $   --    $   --      $700      $  --        $  600      $  800  $ 8,000

1999 cash
payments              1,100        --        --       --        --        --         --           100         100    1,300

Adjustments(g)           --        --        --       --        --        --         --            --         400      400
                     ------      ----      ----   ------    ------      ----      ------       ------      ------  -------

December 31,
  1998
  balance            $4,100      $300      $400       --        --      $700         --          $500       $300    $6,300
                     ======      ====      ====   ======    ======      ====      ======         ====       ====    ======



     (a) Amounts represent severance and termination costs for approximately 165 notified employees (primarily sales and marketing personnel). All of these termination benefits were charged to selling general and administrative expenses. As of December 31, 1998, 139 employees were terminated as a result of the plan to terminate employees. No significant adjustments were made to the liability.
     (b) Amounts represent lease payments and shutdown costs on exited facilities.
     (c) Amounts represent write-offs of inventory and fixed assets associated with discontinued product lines.
     (d) Amounts consist of a statutory tax relating to transferring assets from a sales office in Zurich, Switzerland to Amsterdam, Netherlands.
     (e) Amounts consist of goodwill associated with exited product lines primarily associated with SLPC.
     (f) Amounts consist of contractual obligations, primarily associated with Sybron Dental Specialties, Inc.
     (g) Amounts represent reserves associated with NPT which were reclassified to discontinued operations.

     The Company expects to make future cash payments of approximately $2,800, $2,200 and $500 in the second, third and fourth quarters of fiscal 1999, respectively and approximately $800 in fiscal 2000 and beyond.

     The actions associated with the SLPC and Sybron Dental Specialties, Inc.("SDS") restructuring are expected to eliminate annual costs of $5.3 million and $11.0 million, respectively. The savings at SLPC were revised from the original estimate of $6.1 million to eliminate savings associated with Nalge Process Technologies Group, Inc., a discontinued operation.

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

     Savings at SDS were projected to result from: i) reduced salaries and related employee expenses associated with a reduction in the number of sales representatives (approximately $2.9 million), ii) the elimination of duplicative costs associated with combining the SDS sales office located in Zurich, Switzerland into an existing "A" Company facility in the Netherlands (approximately $2.4 million), iii) a reduction in marketing, accounting and information technology, customer service, administrative and legal costs resulting from the elimination of duplicative functions at "A" Company and SDS (approximately $1.5 million, $0.8 million, $0.3 million, $0.1 million and $0.1 million, respectively), iv) a reduction of salaries and related expenses associated with the elimination of executive staff and Directors fees at "A" Company (approximately $1.7 million), v) the anticipation of subleasing the "A" Company administrative facility after moving administrative functions into SDS's existing facility in Orange, California (approximately $0.6 million), vi) the elimination of duplicative costs associated with combining a research and development office in Michigan with an existing research and development office in Orange, California (approximately $0.3 million) and vii) costs associated with combining a Japanese sales office into an existing Japanese sales office (approximately $ 0.3 million).

     The initial period of savings began in the third quarter of fiscal 1998. At that time the Company estimates it saved approximately $0.7 million (or $2.8 million on an annualized basis). In the fourth quarter of fiscal 1998, the Company estimates it saved approximately $3.1 million (or $12.4 million on an annualized basis). Other than the revision resulting from the sale of NPT, actual savings to date have been in line with management's expectations. We do not anticipate and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

     In the first quarter of fiscal 1999, the Company estimates it saved approximately $3.7 million (or $14.8 million on an annualized basis).


7. In the quarter ended December 31, 1998, the Company incurred approximately $2.7 million ($1.6 million after tax or $.02 per share on a diluted basis) of costs associated with the Pinnacle Merger and the integration of "A" Company, a subsidiary of LRS. Approximately $2.0 million of these charges were related to the Pinnacle Merger and consisted of non-shareholder compensation of $1.9 million and other transaction expenses of approximately $0.1 million. The remaining $0.7 million related to ongoing merger and integration expenses associated with the LRS Merger. The Company expects to incur an estimated additional $0.6 million before taxes in both the second and third quarters of fiscal 1999.

8. On January 22, 1999, Sybron announced plans to conclude negotiations to sell NPT, and on February 10, 1999, announced Nalge Nunc International Corporation had signed an agreement to sell NPT to Norton Performance Plastics Corporation. Completion of the sale is subject to obtaining necessary governmental approvals. As set forth in footnote 1 above, all prior period data has been adjusted to reflect the reclassification of NPT to discontinued operations. The Company expects to record the gain on the sale of NPT as an extraordinary item.

     Sales from NPT were $10.3 million and $12.8 million in the quarters ended December 31, 1998 and 1997, respectively. Certain expenses have been allocated to discontinued operations including interest expense which was allocated based upon the historical purchase prices and cash flows of the companies comprising NPT.

     The components of net assets of discontinued operations included in the Consolidated Balance Sheets at September 30 and December 31, 1998 are as follows:

                                                                 December  31,                     September 30,
                                                                      1998                             1998
                                                                      ----                             ----
                                                                                 (Unaudited)
                                                                               (In thousands)
         Cash                                                    $      341                        $    317
         Net account receivables                                      8,402                           8,977
         Net inventories                                             10,250                          10,152
         Other current assets                                           233                             158
         Intangible assets                                           33,377                          33,607
         Property plant and equipment - net                           3,013                           2,930
         Current portion of long term debt                              (29)                            (25)
         Accounts payable                                            (2,619)                         (2,339)
         Accrued liabilities                                         (1,017)                         (1,012)
         Deferred income taxes- net                                  (1,298)                         (1,195)
         Long term debt                                                  (4)                             (8)
                                                                 ----------                        --------
                                                                 $   50,649                        $ 51,562
                                                                 ==========                        ========

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
Nalge (Europe), Ltd.                                 Alexon-Trend, Inc.
Molecular BioProducts, Inc.                          Remel Inc.



Clinical and Industrial                              Laboratory Equipment
-----------------------                              --------------------

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

         Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $15.8 million and $13.6 million for the quarters ended December 31, 1998 and 1997, respectively. Because our operating results reflect significant depreciation and amortization expense largely associated with stepped-up assets and goodwill from our acquisition program and the leveraged buyout in 1987 of a company known at that time as Sybron Corporation (the "Acquisition"), we believe our "Adjusted EBITDA" is a useful measure of our ability to internally fund our liquidity requirements. "Adjusted EBITDA" (while not a measure of generally accepted accounting principles, ("GAAP"), and not a substitute for GAAP measured earnings or cash flows or an indication of operating performance or a measure of liquidity) represents, for any relevant period, net income from continuing operations plus (i) interest expense, (ii) provision for income taxes, (iii) acquisition related expenses and (iv) depreciation and amortization, all determined on a consolidated basis and in accordance with GAAP. Our Adjusted EBITDA amounted to $71.6 million and $61.1 million, respectively for the quarters ended December 31, 1998 and 1997, respectively.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended December 31, 1998 were $72.7 million, (29.3% of net sales) as compared to $63.9 million (29.7% of net sales) in the corresponding fiscal 1998 period. Selling, general and administrative expenses prior to merger, transaction and integration expenses for the three months ended December 31, 1998 were $70.0 million (28.2% of net sales) as compared to $63.9 million (29.7% of net sales) in the corresponding fiscal 1998 period. General and administrative expenses at the corporate level, including amortization of purchase accounting adjustments and goodwill associated with acquisitions, were $5.7 million, representing an increase of 8.6% from $5.2 million in the corresponding fiscal 1998 period. The increase at the corporate level was primarily due to increased professional service expenses. Selling, general and administrative expenses at the subsidiary level, including amortization of intangibles, were $64.4 million (25.9% of net sales), representing an increase of 9.7% from $58.7 million (27.3% of net sales) in the corresponding fiscal 1998 period. Increases at the subsidiary level were primarily due to (i) expenses related to newly acquired businesses (approximately $5.3 million), (ii) increased general and administrative expenses (approximately $1.2 million), (iii) increased amortization of intangible assets related to acquired businesses (approximately $1.2 million) and (iv) increased research and development expenditures (approximately $0.4 million), partially offset by (i) a reduction in marketing expense (approximately $1.9 million) and
(ii) favorable foreign currency impacts (approximately $0.5 million).

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

LIQUIDITY AND CAPITAL RESOURCES

         As a result of a 1987 leveraged buyout transaction (the "Acquisition") and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $45.0 million in the first quarter of fiscal 1999, primarily as a result of continued acquisition activity. We believe, therefore, that although it is not a GAAP measure and is not a substitute for GAAP measured earnings and cash flow or an indication of operating performance or a measure of liquidity, "Adjusted EBITDA" represents a useful measure of our ability to internally fund our capital requirements.


         Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition and our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our June 1998 restructuring, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. Approximately $18.5 million of cash was generated from operating activities in the first quarter of fiscal 1999, a decrease of $16.1 million or 86.9% from the corresponding 1998 period. Decreased cash flow from operating activities was primarily from, a payment made in connection with a legal settlement relating to a discontinued operation (approximately $8.5 million), an increase in taxes paid (approximately $7.5 million), a decrease in deferred income taxes (approximately $5.4 million), decreases in other net assets (approximately $2.9 million), payments made in connection with the restructuring reserve (approximately $1.3 million) and an increase in interest paid (approximately $1.0 million) partially offset by increased Adjusted EBITDA (approximately $10.5 million). Cash flows used in investing activities were $60.0 million in the first quarter of fiscal 1999, a decrease of $0.8 million or 1.4% from the corresponding fiscal 1998 period. Decreased cash used in investing activities resulted primarily from decreased capital expenditures (approximately $3.2 million) partially offset by decreased proceeds from sales of property plant and equipment (approximately $1.6 million) and an increase in cash payments for acquiring companies (approximately $0.8 million). Net cash provided by financing activities increased by approximately $11.2 million primarily from increased borrowings under the Company's Credit Facilities described below. With respect to the restructuring charge of approximately $24.0 million which was recorded in June, 1998, of which approximately $12.6 million represents cash expenditures, as of December 31, 1998, we have made cash payments of approximately $5.9 million and reclassified approximately $0.4 million to discontinued operations. Approximately $6.4 million remains to be paid over the next twelve months.

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

            Fiscal
          Year 2000                                   Fiscal               1999
        (in thousands)                                 1998             1st Qtr.        Last 9 months (est.)
        --------------                                 ----             --------        --------------------
        Capital Costs............................... $1,657               $138                 $  968
        Expenses....................................    914                 98                    322
                                                      -----                ---                  -----
        Total....................................... $2,571               $236                 $1,290
                                                      =====                ===                  =====

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

-------------

(a) Amounts expressed in units of foreign currency
(b) Amounts expressed in foreign currency per U.S. dollar

         Our exposure in terms of these options is limited to the purchase price. As an example, using the French Franc contract due to expire at June 28, 1999:

FRF EXCHANGE                    GAIN/(LOSS)                            GAIN/(LOSS)                        NET GAIN/
    RATE                       ON OPTION (a)                      FROM PRIOR YEAR RATE (b)                  LOSS
    ----                       -------------                      ------------------------                ---------
                                         (IN THOUSANDS, EXCEPT EXCHANGE RATE)

5.5                               $ (40)                                   $ 606                           $ 566
6.0                                 (40)                                       0                             (40)
6.5                                 472                                     (512)                            (40)

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


      The model below quantifies the Company's sensitivity to interest rate movements as determined by LIBOR and the effect of the interest rate swaps which reduce that risk. The model assumes i) a base LIBOR rate of 5.0% (the "Base Rate") which approximates the December 31, 1998 LIBOR three month LIBOR rate),
ii) the Company's floating rate debt is equal to it's December 31, 1998 floating rate debt balance of $840.5 million, iii) the Company pays interest on floating rate debt equal to LIBOR + 75 basis points, iv) that the Company has interest rate swaps with a notional amount of $375.0 million (equal to the notional amount of the Company's interest rate swaps at December 31, 1998) and v) that LIBOR varies by 10% of the Base Rate.


                                                                      Interest expense           Interest expense
                                                                      increase from a            decrease from a
                                                                      10% increase in the        10% decrease in the
Interest rate exposure                                                LIBOR Base Rate            LIBOR Base Rate
----------------------                                                ---------------            ---------------

Without interest rate swaps:                                           $4.2 million               ($4.2 million)
With interest rate swaps:                                              $2.3 million               ($2.3 million)

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYBRON INTERNATIONAL CORPORATION
                                    --------------------------------
                                    (Registrant)



Date:  September 13, 1999           /s/  Dennis Brown
-------------------------           ------------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                               TO AMENDMENT NO. 1
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

                                                                INCORPORATED
EXHIBIT                                                         HEREIN BY                FILED
NUMBER          DESCRIPTION                                     REFERENCE TO             HEREWITH

4.1            Consent No. 1, dated November 13,
               1998 to the Second Amended and
               Restated Credit Agreement, dated
               August 25, 1997, constituting the
               Second Amendment to the Amended
               and Restated Credit Agreement, dated as
               of July 31, 1995 (as amended, supplemented
               or otherwise modified from time to time),
               among the Registrant and certain of its
               subsidiaries, the several Lenders from
               time to time parties thereto, Chase Securities,
               Inc., as Arranger, and the Chase Manhattan
               Bank, as Administrative Agent for the
               Lenders                                               (1)



27.1           Financial Data Schedule                               (1)

27.2           Restated Financial Data Schedule (three
               month period ended December 31, 1997)                 (1)


(1)            Previously filed with the Registrants' initial filing of its quarterly report on
               Form 10-Q for the quarter ended December 31, 1998.