Form 10-Q/A
period 1999-03-31
SYBRON INTERNATIONAL CORP
filed 1999-09-13
CIK 824803

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

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from                to
                                  --------------     --------------

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


---------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         At May 7, 1999 there were 103,515,558 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


               Index                                                        Page
----------------------------------------                                    ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, March 31, 1999
   and September 30, 1998 (unaudited)                                        2

Consolidated Statements of Income for the three and six months
  ended March 31, 1999 and 1998 (unaudited)                                  3

Consolidated Statements of Shareholders' Equity for the year ended September 30, 1998 and the six months ended
  March 31, 1999 (unaudited)                                                 4

Consolidated Statements of Cash Flows for the six months ended
  March 31, 1999 and 1998 (unaudited)                                        5

Notes to Unaudited Consolidated Financial Statements                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                  13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          29

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    32

SIGNATURES                                                                  33

Explanatory Note. This Form 10-Q/A - Amendment No. 1 to Form 10-Q contains the full text of Sybron International Corporation's Form 10-Q for the quarter ended March 31, 1999, as amended to reflect amendments to the following items of it's initial filing: Part I Item 1 (Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II Item 6 (Exhibits and Reports on Form 8-K.)

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                      March 31,            September 30,
                                                                                         1999                  1998
                                                                                    ------------          ---------------
Current assets:
  Cash and cash equivalents ....................................................     $    13,301           $    23,891
  Accounts receivable (less allowance for doubtful
    receivables of $5,410 and $5,693, respectively) ............................         197,623               192,657
  Inventories (note 2) .........................................................         185,280               165,793
  Deferred income taxes ........................................................          27,251                30,305
  Net assets held for sale (note 7) ............................................              --                51,562
  Prepaid expenses and other current assets ....................................          19,873                17,429
                                                                                     -----------           -----------
       Total current assets ....................................................         443,328               481,637
                                                                                     -----------           -----------
Property, plant and equipment net of accumulated depreciation
    of $200,415 and $178,087, respectively .....................................         226,171               222,759
Intangible assets ..............................................................         895,826               817,058
Deferred income taxes ..........................................................          13,409                15,242
Other assets ...................................................................           6,479                 8,848
                                                                                     -----------           -----------
       Total assets ............................................................     $ 1,585,213           $ 1,545,544
                                                                                     ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................     $    47,879           $    49,713
  Current portion of long-term debt ............................................           3,899                39,396
  Income taxes payable .........................................................          29,700                19,997
  Accrued payroll and employee benefits ........................................          34,322                39,950
  Restructuring reserve (note 5) ...............................................           5,097                 7,609
  Reserve for discontinued operations ..........................................           3,559                12,201
  Deferred income taxes ........................................................          10,939                 9,072
  Other current liabilities ....................................................          31,168                37,785
                                                                                     -----------           -----------
      Total current liabilities ................................................         166,563               215,723
                                                                                     -----------           -----------
Long-term debt .................................................................         809,425               790,089
Deferred income taxes ..........................................................          48,067                50,564
Other liabilities ..............................................................          11,981                13,912
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares ................              --                    --
  Common Stock, $.01 par value; authorized 250,000,000
    shares, issued 103,370,502 and 102,902,496 shares, respectively ............           1,034                 1,029
  Equity Rights,  50 rights at $1.09 per right .................................              --                    --
  Additional paid-in capital ...................................................         241,071               234,070
  Retained earnings ............................................................         335,592               260,845
  Cumulative foreign currency translation adjustment ...........................         (28,520)              (20,688)
  Treasury common stock, 220 shares at cost ....................................              --                    --
                                                                                     -----------           -----------
       Total shareholders' equity ..............................................         549,177               475,256
                                                                                     -----------           -----------
       Total liabilities and shareholders' equity ..............................     $ 1,585,213           $ 1,545,544
                                                                                     ===========           ===========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended              Six Months Ended
                                                                                 March 31,                     March 31,
                                                                          1999            1998              1999           1998
                                                                          ----            ----              ----           ----
Net sales ......................................................       $ 272,017        $ 226,006        $ 520,347        $ 440,826
Cost of sales:
   Cost of product sold ........................................         130,284          107,463          252,846          210,646
   Depreciation of purchase accounting adjustments .............             169              165              336              330
                                                                       ---------        ---------        ---------        ---------
Total cost of sales ............................................         130,453          107,628          253,182          210,976
                                                                       ---------        ---------        ---------        ---------
Gross profit ...................................................         141,564          118,378          267,165          229,850

Selling, general and administrative expenses ...................          65,464           58,234          128,235          116,044
Merger, transaction and integration expenses (note 6) ..........              --               --            2,691               --
Depreciation and amortization of purchase
 accounting adjustments ........................................           7,600            6,315           14,860           12,392
                                                                       ---------        ---------        ---------        ---------
Operating income ...............................................          68,500           53,829          121,379          101,414
                                                                       ---------        ---------        ---------        ---------
Other income (expense):
   Interest expense ............................................         (14,033)         (13,433)         (28,149)         (26,708)
   Amortization of deferred financing fees .....................             (80)             (55)            (160)            (108)
   Other, net ..................................................            (874)             (18)            (633)             (75)
                                                                       ---------        ---------        ---------        ---------
Income before income taxes and discontinued
 operations ....................................................          53,513           40,323           92,437           74,523
Income taxes ...................................................          21,003           15,556           36,607           28,942
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations ..............................          32,510           24,767           55,830           45,581

Discontinued Operations:
 Income from discontinued operations (net of income
  taxes of $165, $801, $80
  and $1,581, respectively)
  (note 7) .....................................................            (418)           1,551              121            2,683

Extraordinary Item: Gain on sale of discontinued
 operations (less income taxes of $18,651) (note 7) ............          18,796               --           18,796               --
                                                                       ---------        ---------        ---------        ---------

Net income .....................................................       $  50,888        $  26,318        $  74,747        $  48,264
                                                                       =========        =========        =========        =========

Basic earnings per common share from continuing
 operations ....................................................       $     .31        $     .24        $     .54        $     .45
Discontinued operations ........................................              --              .02               --              .02
Extraordinary item .............................................             .18               --              .18               --
                                                                       ---------        ---------        ---------        ---------
Basic earnings per share .......................................       $     .49        $     .26        $     .72        $     .47
                                                                       =========        =========        =========        =========

Diluted earnings per common share from continuing
 operations ....................................................       $     .31        $     .23        $     .53        $     .43
Discontinued operations ........................................              --              .02               --              .03
Extraordinary item .............................................             .17               --              .17               --
                                                                       ---------        ---------        ---------        ---------
Diluted earnings per common share ..............................       $     .48        $     .25        $     .70        $     .46
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

                                                                                           ADDITIONAL
                                                              COMMON           EQUITY       PAID-IN         RETAINED
                                                               STOCK           RIGHTS       CAPITAL         EARNINGS
                                                               -----           ------     -----------       --------
Balance at September 30, 1997 ...........................    $   1,014       $    --       $ 212,665       $ 189,963
Shares issued in connection
 with the exercise of 1,445,760
 stock options ..........................................           15            --          12,970              --
Conversion of 200 equity rights to 872
 shares of common stock .................................           --            --              --              (1)
Tax benefits related to stock options ...................           --            --           7,291              --
Dividends paid by "A" Company
  prior to the merger ...................................           --            --             314            (479)
Dividends paid by Pinnacle Products of
  Wisconsin prior to the merger .........................           --            --              --          (4,682)
Shares issued related to a deferred
  compensation plan of "A" Company ......................           --            --             830              --
Net income ..............................................           --            --              --          76,044
Cumulative foreign currency
 translation adjustment .................................           --            --              --              --
                                                             ---------       -------       ---------       ---------
Balance at September 30, 1998 ...........................    $   1,029       $    --       $ 234,070       $ 260,845
                                                             =========       =======       =========       =========
Shares issued in connection
 with the exercise of 467,892
 stock options ..........................................            5            --           4,399              --
Tax benefits related to stock options ...................           --            --           2,602              --
Net income ..............................................           --            --              --          74,747
Cumulative foreign currency
 translation adjustment .................................           --            --              --              --
                                                             ---------       -------       ---------       ---------
Balance at March 31, 1999 ...............................    $   1,034       $    --       $ 241,071       $ 335,592
                                                             =========       =======       =========       =========


                                                                     CUMULATIVE
                                                                       FOREIGN
                                                                       CURRENCY            TREASURY             TOTAL
                                                                      TRANSLATION          COMMON           SHAREHOLDERS'
                                                                      ADJUSTMENT            STOCK               EQUITY
                                                                      ----------          ---------         -------------
Balance at September 30, 1997 ....................................     $ (24,981)         $      (1)          $ 378,660
Shares issued in connection
 with the exercise of 1,445,760
 stock options ...................................................            --                 --              12,985
Conversion of 200 equity rights to 872
 shares of common stock ..........................................            --                  1                  --
Tax benefits related to stock options ............................            --                 --               7,291
Dividends paid by "A" Company
  prior to the merger ............................................            --                 --                (165)
Dividends paid by Pinnacle Products of
  Wisconsin prior to the merger ..................................            --                 --              (4,682)
Shares issued related to a deferred
  compensation plan of "A" Company ...............................            --                 --                 830
Net income .......................................................            --                 --              76,044
Cumulative foreign currency
 translation adjustment ..........................................         4,293                 --               4,293
                                                                       ---------          ---------           ---------
Balance at September 30, 1998 ....................................     $ (20,688)         $      --           $ 475,256
                                                                       =========          =========           =========
Shares issued in connection
 with the exercise of 467,892
 stock options ...................................................            --                 --               4,404
Tax benefits related to stock options ............................            --                 --               2,602
Net income .......................................................            --                 --              74,747
Cumulative foreign currency
 translation adjustment ..........................................        (7,832)                --              (7,832)
                                                                       ---------          ---------           ---------
Balance at March 31, 1999 ........................................     $ (28,520)         $      --           $ 549,177
                                                                       =========          =========           =========



See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                     Six Months Ended
                                                                                                         March 31,
                                                                                                 1999                 1998
                                                                                                 ----                 ----
Cash flows from operating activities:
 Net income ..............................................................................    $  74,747            $  48,264
 Adjustments to reconcile net income to net cash provided by operating activities:
  Gain on sale of NPT ....................................................................      (18,796)                  --
  Depreciation ...........................................................................       17,623               14,833
  Amortization ...........................................................................       14,998               12,482
  Provision for losses on doubtful accounts ..............................................          494                  270
  Inventory provisions ...................................................................         (409)                 114
  Deferred income taxes ..................................................................       (4,257)               1,770
     Changes in assets and liabilities:
  Decrease (increase) in accounts receivable .............................................        2,522               (5,231)
  Increase in inventories ................................................................       (9,500)              (7,252)
  Decrease (increase) in prepaid expenses and other current assets .......................       10,567               (4,934)
  Decrease in accounts payable ...........................................................       (4,725)              (1,817)
  Decrease in income taxes payable .......................................................       (6,641)                (426)
  Decrease in accrued payroll and employee benefits ......................................       (7,182)              (5,382)
  Decrease in reserve for discontinued operations ........................................       (8,642)                  --
  Decrease in restructuring reserve ......................................................       (2,512)                  --
  Decrease in other current liabilities ..................................................       (7,083)                (966)
  Net change in other assets and liabilities .............................................       (2,081)               6,288
                                                                                              ---------            ---------
  Net cash provided by operating activities ..............................................       49,123               58,013

Cash flows from investing activities:
  Capital expenditures ...................................................................      (14,346)             (17,350)
  Proceeds from sales of property, plant, and equipment ..................................          812                3,450
  Proceeds from the sale of  NPT net of sale expenses ....................................       86,000                   --
  Payments for businesses acquired .......................................................     (119,512)             (99,554)
                                                                                              ---------            ---------
   Net cash used in investing activities .................................................      (47,046)            (113,454)

Cash flows from financing activities:
 Proceeds - revolving credit facility ....................................................      265,300              226,000
 Principal payments - revolving credit facility ..........................................     (195,500)            (152,000)
 Principal payments on long-term debt ....................................................      (87,284)             (18,277)
 Proceeds from the exercise of common stock options ......................................        4,404                9,472
 Dividends paid by Pinnacle and LRS prior to the mergers .................................           --               (3,558)
 Deferred financing fees .................................................................          (70)                  --
 Other ...................................................................................        1,137               (1,078)
                                                                                              ---------            ---------
 Net cash provided (used) in financing activities ........................................      (12,013)              60,559

Effect of exchange rate changes on cash ..................................................         (654)              (1,429)
Net increase (decrease) in cash and cash equivalents .....................................      (10,590)               3,689
Cash and cash equivalents at beginning of year ...........................................       23,891               18,003
                                                                                              ---------            ---------
Cash and cash equivalents at end of period ...............................................    $  13,301            $  21,692
                                                                                              =========            =========

     See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                  Six Months Ended
                                                                                                      March 31,
                                                                                               1999               1998
                                                                                               ----               ----
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ............................................       $28,670             $25,939
 Cash paid during the period for income taxes ........................................        34,685              18,518
 Capital lease obligations incurred ..................................................           186                 254

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

     In addition, all prior period data has been adjusted to reflect the March 31, 1999 sale of Nalge Process Technologies Group, Inc. ("NPT"). NPT has been classified as a discontinued operation and the results have been reported accordingly. The gain on the sale of NPT was recorded as an extraordinary item. (See note 7.)

     The following table reconciles sales and net income for the three and six months ended March 31, 1998 as previously reported to sales and net income for the three and six months ended March 31, 1998 after restatement for the LRS and Pinnacle Mergers and the reclassification of NPT to discontinued operations.


                                    Three months ended              Six months ended
                                     March 31, 1998                  March 31, 1998
                                     (In thousands)                   (In thousands)
     Net sales:                       (Unaudited)                       (Unaudited)
                                    -----------------               ----------------
     The Company                          $ 226,064                        $ 436,191
     LRS                                      9,443                           23,945
     Pinnacle                                 2,763                            5,782
     NPT                                    (12,264)                         (25,092)
                                          ---------                        ---------
     Total                                $ 226,006                        $ 440,826
                                          =========                        =========


   Net income (loss):
     The Company                                                    $  24,756                  $  44,091
     LRS                                                                   33                      1,448
     Pinnacle                                                           1,529                      2,725
                                                                                               ---------
     Pinnacle pro forma income tax expense (a)                           (612)                    (1,090)
                                                                    ---------                  ---------
   Pro forma net income                                             $  25,706                  $  47,174
   Pinnacle pro forma income tax expense (a)                              612                      1,090
                                                                    ---------                  ---------
   Net income to be reported                                        $  26,318                  $  48,264
                                                                    =========                  =========

    Basic shares outstanding:
     The Company                                                       97,111                     96,559
     Shares issued in LRS Merger                                        3,216                      3,216
     Shares issued in Pinnacle Merger                                   1,897                      1,897
                                                                    ---------                  ---------
    Basic shares to be reported                                       102,224                    101,672
                                                                    =========                  =========

   Diluted shares outstanding:
     The Company                                                      100,985                    100,491
     Shares issued in LRS Merger                                        3,216                      3,216
     Shares issued in Pinnacle Merger                                   1,897                      1,897
                                                                    ---------                  ---------
    Diluted shares to be reported                                     106,098                    105,604
                                                                    =========                  =========

   Basic earnings per share:
      To be reported                                                $     .26                  $     .47
      Pro forma                                                     $     .25                  $     .46

   Diluted earnings per share
      To be reported                                                $     .25                  $     .46
      Pro forma                                                     $     .24                  $     .45

   --------------------
   (a) Prior to the merger, Pinnacle was as S corporation and, therefore, income tax expense was not reflected in its historical net income.

2. Inventories at September 30, 1998 and March 31, 1999 consist of the following:


                                             March 31,         September 30,
                                              1999                1998
                                              ----                ----
      Raw materials                         $ 53,222            $ 54,465
      Work-in-process                         35,556              32,502
      Finished goods                         101,083              84,759
      LIFO Reserve                            (4,581)             (5,933)
                                            --------            --------
                                            $185,280            $165,793
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


                                                     Three months ended                   Six months ended
                                                           March 31,                          March 31,
                                                     1999            1998                 1999          1998
                                                     ----            ----                 ----          ----
     Net income                                   $ 50,888        $ 26,318            $ 74,747       $ 48,264
     Other comprehensive income (loss)
       Foreign currency translation                 (7,061)         (3,829)             (7,832)        (3,963)
                                                  --------        --------            --------       --------
     Comprehensive income                         $ 43,827        $ 22,489            $ 66,915       $ 44,301
                                                  ========        ========            ========       ========

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


                                                 Shut-   Inventory
                                     Lease       down      Write-    Fixed                          Contractual
                       Severance(a)  Pymts.(b)  Costs(b)   off(c)   Assets(c)   Tax(d)  Goodwill(e)  Obligations(f)  Other   Total
                       ------------  ---------  --------   -----   ---------    ------  -----------  --------------  -----   -----
                                                      (In thousands)
1998 Initial
  Accrual                  $ 8,500   $   400    $   500   $ 6,400   $ 2,300    $   700    $ 2,100       $ 1,000     $ 2,100  $24,000
1998 cash
  payments                   3,300       100        100        --        --         --         --           400         700    4,600
Non-cash 1998
 charges                        --        --         --     6,400     2,300         --      2,100            --         600   11,400
                           -------   -------    -------   -------   -------    -------    -------       -------     -------  -------
Balance 9/30/98              5,200       300        400        --        --        700         --           600         800    8,000
1999 cash
  payments                   2,200        --         --        --        --         --         --           300          --    2,500
Adjustments (g)                 --        --         --        --        --         --         --            --         400      400
                           -------   -------    -------   -------   -------    -------    -------       -------     -------  -------
Balance 3/31/99            $ 3,000   $   300    $   400   $    --   $    --    $   700    $    --       $   300     $   400  $ 5,100
                           =======   =======    =======   =======   =======    =======    =======       =======     =======  =======

     (a) Amount represents severance and termination costs for approximately 165 notified employees (primarily sales and marketing personnel). As of March 31,1999, 152 employees were terminated as a result of the restructuring plan. No significant adjustments were made to the liability.
     (b) Amounts represent lease payments and shutdown costs on exited facilities.
     (c) Amounts represent write-offs of inventory and fixed assets associated with discontinued product lines.
     (d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.
     (e) Amount represents goodwill associated with exited product lines at SLPC.
     (f) Amount represents certain terminated contractual obligations primarily associated with Sybron Dental Specialties, Inc.
     (g) Amount represents reserves transferred from NPT which were reclassified to discontinued operations.

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

6. For the six months ended March 31, 1999, the Company incurred approximately $2.7 million ($1.6 million after tax or $.02 per share on a diluted basis) of costs associated with the Pinnacle Merger and the integration of "A" Company, a subsidiary of LRS, with Sybron Dental Specialties, Inc. ("SDS"). The actual and anticipated costs associated with the Pinnacle Merger and the integration of "A" Company were primarily from the Pinnacle Merger non-shareholder compensation (approximately $1.9 million). The remaining $0.8 million related to miscellaneous expenses primarily related to completing the "A" Company integration including customer announcements, professional fees, and relocation expenses. The Company does not anticipate incurring any further merger, transaction and integration expenses associated with the LRS and Pinnacle Mergers.

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

     Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the Acquisition, our subsequent refinancings, our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our June 1998 restructuring, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we will require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. Approximately $49.1 million of cash was generated from operating activities in the first half of fiscal 1999, a decrease of $8.9 million or 15.3% from the corresponding 1998 period. Decreased cash flow from operating activities was primarily from, a payment made in connection with a legal settlement relating to a discontinued operation (approximately $8.5 million), an increase in taxes paid (approximately $16.2 million), a decrease in deferred income taxes (approximately $4.3 million), an increase in interest paid (approximately $2.7 million), payments made in connection with the restructuring reserve (approximately $2.5 million) and decreases in other net assets (approximately $2.0 million), partially offset by increased Adjusted EBITDA (approximately $27.3 million). Cash flows used in investing activities were $47.0 million in the first half of fiscal 1999, a decrease of $66.4 million or 58.5% from the corresponding fiscal 1998 period. Decreased cash used in investing activities resulted primarily from proceeds received upon the sale of NPT (approximately $86.0 million), decreased capital expenditures (approximately $3.0 million) partially offset by decreased proceeds from sales of property plant and equipment (approximately $2.6 million) and an increase in cash payments for acquiring companies (approximately $20.0 million). In the first half of fiscal 1999, the net cash provided by financing activities decreased by approximately $72.6 million as compared to the prior years corresponding quarter. The reduction in cash provided by financing activities was primarily due to the repayment of $67.9 million owed under the Credit Facilities (as defined later herein) with the net proceeds from the sale of NPT. In addition, approximately $3.6 million was paid in dividends in the first half of fiscal 1998 from Pinnacle and LRS prior to their mergers with Sybron. With respect to the restructuring charge of approximately $24.0 million which was recorded in June, 1998, of which approximately $12.6 million represents cash expenditures, as of March 31, 1999, we have made cash payments of approximately $7.1 million and reclassified approximately $0.4 million to discontinued operations. Approximately $5.1 million remains to be paid over the next twelve months.

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


                                      Payments          Previously        Principal Due
                                     Applied from       Scheduled         After Application
                                      NPT Sale          Principal         of NPT Proceeds
                                      --------          ---------         ---------------

                                                       (In Millions)
Remaining payments
 due in fiscal 1999                    $18.75          $ 18.75               $     -
Payments due in 2000                    42.50            42.50                     -
Payments due in 2001                     1.29            53.75                 52.46
Payments due in 2002                     5.37           223.75                218.38
                                       ------          -------               -------
Total                                  $67.91          $338.75               $270.84
                                       ======          =======               =======

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


------------------------------ ------------------------ -------------------------- --------------------------
Year 2000                                               Fiscal 1999                Fiscal 1999
(in thousands) (est.)          Fiscal 1998              First 6 months             Last 6 months
------------------------------ ------------------------ -------------------------- --------------------------
Capital Costs                  $1,657                   $411                       $614
------------------------------ ------------------------ -------------------------- --------------------------
Expenses                       914                      241                        303
------------------------------ ------------------------ -------------------------- --------------------------
Total                          $2,571                   $652                       $917
------------------------------ ------------------------ -------------------------- --------------------------

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


                                 SYBRON INTERNATIONAL CORPORATION
                                 (Registrant)



Date:  September 13, 1999        /s/  Dennis Brown
------------------------         --------------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                              TO AMENDMENT NO. 1 TO
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999


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
                                                       January 27, 1999

27.1         Amended Financial Data Schedule                                                 X

27.2         Restated Financial Data Schedule (six
             month period ended March 31, 1998)        (1)


(1) Previously filed with the Registrants' initial filing of its quarterly report on Form 10-Q for the quarter ended March 31, 1999