Form 10-K405
period 1999-09-30
SYBRON INTERNATIONAL CORP
filed 1999-12-17
CIK 824803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]         Annual Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the fiscal year ended
            September 30, 1999
            or
[ ]         Transition Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the transition period from ________ to________
            Commission file number 1-11091

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 8, 1999 as reported on the New York Stock Exchange, was approximately $1,823,251,647. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At December 8, 1999, there were 104,026,205 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on February 2, 2000 have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SYBRON INTERNATIONAL CORPORATION
                               TABLE OF CONTENTS
                                       TO
                        1999 ANNUAL REPORT ON FORM 10-K

          ITEM                                                                 PAGE
          ----                                                                 ----
PART I
            1    Business....................................................    1
            2    Properties..................................................   17
            3    Legal Proceedings...........................................   19
            4    Submission of Matters to a Vote of Security Holders.........   20
                 Executive Officers of the Registrant........................   20
PART II
            5    Market for Registrant's Common Equity and Related
                   Stockholder Matters.......................................   21
            6    Selected Financial Data.....................................   22
            7    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................   23
           7A    Quantitative and Qualitative Disclosures About Market
                   Risk......................................................   47
            8    Financial Statements and Supplementary Data.................   50
            9    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................   88
PART III
           10    Directors and Executive Officers of the Registrant..........   88
           11    Executive Compensation......................................   88
           12    Security Ownership of Certain Beneficial Owners and
                   Management................................................   88
           13    Certain Relationships and Related Transactions..............   88
PART IV
           14    Exhibits, Financial Statement Schedules and Reports on Form
                   8-K.......................................................   88
                 Signatures..................................................   90

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sybron International Corporation is a Wisconsin corporation, incorporated in 1993 to be the successor by merger in January 1994 to Sybron Corporation, a Delaware corporation. The merger was accomplished to change Sybron's corporate domicile from Delaware to Wisconsin.

                            BUSINESSES AND PRODUCTS

     The subsidiaries of Sybron are leading manufacturers of value-added products for the Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology, Laboratory Equipment, Professional Dental, Orthodontics and Infection Control Products markets in the United States and abroad. Our Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology and Laboratory Equipment business segments are grouped under Sybron Laboratory Products Corporation ("SLP"), and our Professional Dental, Orthodontics and Infection Control Products business segments are grouped under Sybron Dental Specialties, Inc. ("SDS"). SLP and SDS are both first-tier wholly owned subsidiaries of Sybron. The primary subsidiaries in each of our business segments are as follows:

                                      SLP

Labware and Life Sciences                         Clinical and Industrial
     Matrix Technologies Corporation              Erie Scientific Company
     Nalge Nunc International Corporation              Chase Scientific Glass, Inc.
     National Scientific Company                       The Naugatuck Glass Company
     Nunc A/S                                          Richard-Allan Scientific Company
     Molecular BioProducts, Inc.                       Samco Scientific Corporation
     Robbins Scientific Corporation                    Microm Laborgerate GmbH
                                                       Gerhard Menzel Glasbearbeitungswerk
                                                         GmbH & Co. K.G.
Diagnostics and Microbiology                      Laboratory Equipment
     Applied Biotech, Inc.                        Barnstead Thermolyne Corporation
     Microgenics Corporation                           Lab-Line Instruments, Inc.
     Alexon-Trend, Inc.
     Remel Inc.

                                      SDS

Professional Dental                               Orthodontics
     Kerr Corporation                             Ormco Corporation
     Beavers Dental Company                            Ormodent Group
Infection Control Products
     Metrex Research Corporation
     Alden Scientific, Inc.

     The composition of our business segments has changed from last year to reflect our adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in fiscal 1999. We have restated prior period segment information to reflect this change.

    TERMS; YEAR REFERENCES; STOCK SPLITS; POOLING TRANSACTIONS; DIVESTITURE

     When we use the terms "Company", "Sybron", "we" or "our" in this Annual Report, we are referring to Sybron International Corporation and its subsidiaries and their respective predecessors. Our fiscal year ends on September 30. All references to a particular year mean the fiscal year ended on September 30 of that year, unless we indicate otherwise. All references to shares, stock prices, and earnings per share have been adjusted to reflect Sybron's two-for-one stock splits effected on December 15, 1995 and February 20, 1998, and our adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share." In October 1998, Pinnacle Products of Wisconsin, Inc. merged with a subsidiary of the Company formed for that purpose (the "Pinnacle Merger"). The Pinnacle Merger was accounted for as a pooling of interests. In addition, on March 31, 1999, the Company sold Nalge Process Technologies Group, Inc. ("NPT") (the "NPT Sale"). NPT has been accounted for as a discontinued operation. All financial statements and accompanying notes have been restated to reflect the Pinnacle Merger and the NPT Sale.

                                GROWTH STRATEGY

     Our goals are to consistently grow and strengthen our worldwide sales and profitability. Key elements of our strategy to achieve these goals are:

          Competitive Focus. We focus on product development and manufacturing and marketing efforts to increase our range of specialty and value-added laboratory, dental, and orthodontics products and to increase the range of end users for our products.

          Acquisitions. We have an active acquisition program. Since 1993, when we adopted this element of our strategy, we have made more than 80 acquisitions (including three mergers and a joint venture) in the United States and abroad, including 19 completed in 1999 (including one merger) and two in 2000 through December 1, 1999. See Note 14 to our consolidated financial statements in Item 8 of this Annual Report. Our operating subsidiaries have been able to use their existing distribution channels to market many of the acquired product lines. We have achieved other synergies, such as the elimination of duplicative administrative functions or the combining of manufacturing operations, with some of these acquisitions.

          New Product Introductions. Our operating subsidiaries consistently strive to develop and introduce new products which contribute to net sales. We believe that new product introductions are important to the ability of our operating subsidiaries to maintain their competitive positions.

          International Growth. We devote significant resources to international manufacturing, sales and marketing efforts in order to capitalize on foreign sales opportunities. As a result of our efforts, sales outside the United States have grown from $257.0 million in the year ended September 30, 1996 to $333.6 million in 1999. In 1997, 1998 and 1999, sales outside the United States represented approximately 34%, 31% and 30%, of our net sales, respectively. The steady decrease in the percentage of foreign sales is primarily due to acquisitions, which have been predominantly in the United States. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The execution of the various elements of our strategy resulted in a significant expansion of our business in 1999. Overall sales growth in 1999 was $178.6 million, or 19.3%. Acquisition growth has been more significant for SLP than SDS because the worldwide market for laboratory products is substantially larger than that for dental products. Net sales in the laboratory group as a percentage of our total net sales were 55.1%, 60.3% and 64.8% in 1997, 1998 and 1999, respectively. We intend to pursue our acquisition strategy at both SLP and SDS but, due to the different size of these markets, we expect to see more opportunity for growth at SLP. In addition to the growth contributed from acquired businesses, we have been able to realize cost benefits derived from the elimination of duplicative costs in administrative and manufacturing areas.

                           FORWARD-LOOKING STATEMENTS

     The description of our businesses included in this Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7, and other portions of this report contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements, such as the statement made in the immediately preceding paragraph regarding our intent to pursue our acquisition strategy, concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled "Cautionary Factors" in Item 7 of this Annual Report.

                         CERTAIN FINANCIAL INFORMATION

     The following table sets forth our net sales by business segment for the years indicated.

                                                         YEARS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                        1997       1998        1999
                                                      --------   --------   ----------
                                                               (IN THOUSANDS)
SLP:
  Labware and Life Sciences.........................  $212,430   $228,776   $  268,788
  Clinical and Industrial...........................   109,868    135,438      176,059
  Diagnostics and Microbiology......................    47,675    114,683      171,647
  Laboratory Equipment..............................    69,967     78,866       98,543
                                                      --------   --------   ----------
Subtotal SLP........................................   439,940    557,763      715,037
                                                      --------   --------   ----------
SDS:
  Professional Dental...............................   185,831    188,333      191,923
  Orthodontics......................................   158,107    162,510      169,901
  Infection Control Products........................    14,759     16,042       26,352
                                                      --------   --------   ----------
Subtotal SDS........................................   358,697    366,885      388,176
                                                      --------   --------   ----------
Total Net Sales.....................................  $798,637   $924,648   $1,103,213
                                                      ========   ========   ==========

     We have included other financial information about our business segments and foreign operations in Note 15 to our consolidated financial statements in
Item 8 of this Annual Report, and such information is incorporated herein by reference.

SYBRON LABORATORY PRODUCTS CORPORATION

                                    GENERAL

     In May 1998, we realigned our laboratory subsidiaries under SLP. We did this in order to take advantage of sales, marketing, administrative and manufacturing synergies among companies which have related product lines, customers and methods of distribution. Headquartered in Portsmouth, New Hampshire, SLP is responsible for managing subsidiaries in our laboratory group's four business segments: a) Labware and Life Sciences, b) Clinical and Industrial, c) Diagnostics and Microbiology and d) Laboratory Equipment. Products in these segments bear brand names such as NALGENE(R), NUNC(TM), BARNSTEAD(R),

THERMOLYNE(R), REMEL(R), SUPERFROST(R) and COLORFROST(R), which are well recognized in the laboratory industry.

                               BUSINESS SEGMENTS

     LABWARE AND LIFE SCIENCES. Products in our Labware and Life Sciences business segment include approximately 4,900 items, including reusable plastic products (bottles, carboys, graduated ware, beakers and flasks) and disposable plastic products (microfiltration and cryogenic storage products). Other Labware products include products for critical packaging applications (bottles for packaging diagnostic and other reagents, media, pharmaceuticals and specialty chemicals), safety products (hazard labeled containers and biohazard disposal products), environmental containers, and autosampler vials and seals used in chromatography analysis. Life Sciences products include applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling and high throughput screening technologies.

     Labware products are primarily manufactured at Nalge Nunc International Corporation ("NNI"). NNI's NALGENE(R) brand laboratory products are typically sold at prices ranging from $5 to $1,000 to general, industrial, and research laboratories. In general, these products are designed to offer the scientist or laboratory technician a safer, less expensive and more durable alternative to labware products made of glass or other materials. NNI also manufactures a line of popular consumer products such as bicycle bottles and recreation containers for camping and hiking.

     We have expanded the breadth of our product offerings in labware products through our acquisition program. In 1993, NNI added its line of environmental containers with the purchase of I-CHEM Research Inc., and in 1997 it added, through a merger with National Scientific Company, autosampler vials and seals and accessories used in chromatography analysis. We broadened our participation in life sciences product markets in 1995 through the purchase of Owl Scientific, Inc., a manufacturer of electrophoresis equipment used in molecular biology. In 1997, we strengthened the electrophoresis product line by purchasing Integrated Separation Systems, and then combined Owl and Integrated Separation Systems to form Owl Separation Systems, Inc. In July 1995, we acquired the Nunc group of companies, manufacturers of plastic labware used in research applications such as cell culture, molecular biology, cryopreservation and immunology. In 1997, NNI formed a joint venture with the owner of the Japanese distributor of Nunc's products by acquiring 75% of the stock of Nippon InterMed K.K. In 1998, we acquired Lida Manufacturing Corporation, a manufacturer of syringe filters for chromatography sample preparation, biological research, genetic research, and general laboratory filtration, and Summit Biotechnology, Inc., which processes and sells fetal bovine serum for cell culture and diagnostic purposes. In 1999, we reclassified Summit Biotechnology, Inc. to our Diagnostics and Microbiology business segment. In 1999, we acquired Invitro Scientific Products, Inc., a producer of roller bottles and packaging containers used in biological production facilities to manufacture vaccines, pharmaceuticals, and other reagents, the ultra filtration product line of Intersep Filtration Products, a subsidiary of Pacofin Ltd., Scientific Resources, Inc., a producer and distributor of chromatography supplies, Molecular BioProducts, Inc., a manufacturer of disposable liquid handling products used in molecular biology and life sciences, and Matrix Technologies Corporation, a manufacturer of liquid handling products used by laboratories in the research, medical and clinical markets. In October 1999 (fiscal 2000), we acquired Robbins Scientific Corporation, a manufacturer of biomedical products used in genomics, molecular biology, chemical synthesis and tissue typing.

     Molecular BioProducts, Matrix and Robbins manufacture liquid handling products such as specialty pipette tips, microdispensers, automated dispensing machines, and plastic plates and tubes which are used in high throughput screening, a broadly defined process in which high volumes of compounds are screened against a wide range of therapeutic agents. The complementary products of these acquired companies, along with certain products of Nunc, give SLP the ability to address a wide range of high throughput screening needs, from the high volume needs of drug researchers to the lower volume, very precise applications used in areas such as genome research.

     The Labware and Life Sciences business segment accounted for approximately 27%, 25% and 24%, of our consolidated net sales in 1997, 1998 and 1999, respectively.

     CLINICAL AND INDUSTRIAL. Products in our Clinical and Industrial business segment include microscope slides, cover glass, glass tubes and vials, stains and reagents for clinical testing, thin glass for watch crystals, cosmetic mirrors, and precision and coated glass used in various optic applications.

     Our earliest products in this business segment were plain microscope slides and cover glass, manufactured by Erie Scientific Company. Erie expanded this product line through the addition of value-added slides with special printing and coatings to help lab technicians be more efficient and for specialty applications. Value-added products include SUPERFROST(R)and COLORFROST(R) brand printed slides, which provide an indelible marking surface and are disposable; SUPERFROST(R)Plus brand adhesion slides, disposable slides which are electrically charged in a way which causes cells to adhere to them; and disposable and reusable diagnostic slides which are custom designed and printed to customer specifications for use in diagnostic test kits. We added stains and fixatives for use in histology laboratories to this business segment when we acquired Richard-Allan Scientific Company in 1995 and Stephens Scientific, Inc. in 1996. In 1995, we added consumable histology products, such as tissue cassettes used for biopsies, through the acquisition of the Secure Medical Products product line. In 1996, we acquired The Naugatuck Glass Company, a manufacturer of thin glass mirrors used in the cosmetic industry, and precision and coated glass used in optics applications. A significant disposable laboratory glassware business was added to this business segment in 1998 with the acquisition of Chase Instruments Corp., and our addition of related products through our acquisition of SciCan Scientific and Scherf Prazision GmbH later in the same year. Also in 1998, we acquired Cel-Line Associates, Inc., a manufacturer of printed microscope slides and Naugatuck acquired Marks Polarized Corporation, a manufacturer of laminated filters, polarizers and optical products. In 1999, we acquired Corning Samco Corporation, a manufacturer of transfer pipettes and specimen containers, the HistoScreen(TM) and HistoGel(TM) histology processing tissue cassette product lines of Perk Scientific, Stahmer, Weston & Co., Inc., a manufacturer of specimen containers and hand care products for health care workers, and System Sales Associates, Inc., a supplier of urine transport tubes, serum transport vials, specimen containers, pipette tips and sample cups. We also added Novelty Glass and Mirror Co., Inc., a supplier of cut-to-order mirrors to the garment, notion, novelty and dental supply industries, to Naugatuck Glass. In October 1999 (fiscal 2000), Richard-Allan acquired Microm Laborgerate GmbH, a leading developer, manufacturer and distributor of histology equipment. Microm's product line represents a valuable complement to Richard-Allan's portfolio of consumables for the histology market.

     The Clinical and Industrial business segment accounted for approximately 14%, 15% and 16% of our consolidated net sales in 1997, 1998 and 1999, respectively.

     DIAGNOSTICS AND MICROBIOLOGY. Products in our Diagnostics and Microbiology business segment are used for drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, glucose tolerance testing, blood bank saline testing, clinical diagnostic liquid standards and research application temperature measurement. Products include diagnostic test kits, culture media, diagnostic reagents, and other products used in detecting causes of various infections or diseases.

     Our participation in these areas evolved through a series of diagnostic company acquisitions, beginning in 1995 with the purchase of Ever Ready Thermometer Co., Inc. Ever Ready is a manufacturer of high quality precision thermometers, hydrometers and temperature calibration equipment. Later in 1995 we acquired New England Reagent Laboratory, Inc. ("NERL"), a manufacturer of liquid standards and reagents used with clinical diagnostics and testing equipment. NERL was later combined with CASCO Standards, Inc. to form CASCO-NERL Diagnostics Corporation. CASCO, a 1996 acquisition, is a manufacturer of liquid standards as well as calibration verification and quality control materials used with clinical diagnostic and testing equipment. In 1997 we added drug-screening products with the acquisition of Drug Screening Systems, Inc. and began to expand in microbiology through the purchase of Trend Scientific, Inc. and Alexon Biomedical, Inc. These companies have been combined to form Alexon-Trend, Inc., a manufacturer of test kits used to detect a variety of parasitic, bacterial and viral causes of infections. We became a significant manufacturer of microbiology products, including plated and tubed media, with the 1997 acquisition of Remel Limited Partnership. We added to the Remel business by acquiring Carr-Scarborough Microbiologicals, Inc. in the same year, and Clinical Standards Labs, Inc., DiMed Corporation and MicroBio Products, Inc. in 1998. Also in 1998, we acquired the diagnostic products of Seradyn, Inc., a manufacturer of infectious disease diagnostic reagents and test kits, as well as uniform latex particles used in the production of diagnostic reagents. Additional diagnostic companies added in 1998 include Diagnostic Reagents, Inc., a manufacturer of immunoassay reagents used principally for drugs of abuse testing, Criterion Sciences, a manufacturer of a glucose tolerance beverage, hematology stains, reagents and other solutions used in laboratory analysis and testing, Custom Laboratories, Inc., a manufacturer of a glucose tolerance test beverage and Applied BioTech, Inc., a manufacturer of test kits for rapid detection of pregnancy, drugs of abuse and infectious diseases. In 1999, Ever Ready acquired certain operating assets of Rascher & Betzold, Inc., a manufacturer of high precision-grade hydrometers, thermometers and scientific glassware, Remel acquired MicroTest, Inc., a manufacturer of transport media for various infectious organisms, and Alexon-Trend acquired the bioreagent and ELISA immunochemistry product lines of Genzyme Diagnostics. More significantly, in 1999 Diagnostic Reagents, Inc. acquired Microgenics Corporation, a manufacturer of diagnostic reagents used in drugs of abuse screening, therapeutic drug monitoring, thyroid function testing and anemia testing. We have combined DRI and Microgenics, creating a leading provider of reagents for drug monitoring, drugs of abuse screening and thyroid function testing, with multiple homogeneous immunoassay technologies. In 1999, we also reclassified Summit Biotechnology, Inc., which had been a part of the Labware and Life Sciences business segment, to the Diagnostics and Microbiology business segment.

     The Diagnostic and Microbiology business segment accounted for approximately 6%, 12% and 16% of our consolidated net sales in 1997, 1998 and 1999, respectively.

     LABORATORY EQUIPMENT. Products in our Laboratory Equipment business segment include heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers and cryogenic storage apparatus, which are fundamental to basic procedures performed in the laboratory, systems for producing ultra pure water, bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research, constant temperature equipment including refrigerators/freezers, ovens, water baths, environmental chambers, and furnaces and fluorometers, spectrophotometers, and strip chart recorders.

     Laboratory Equipment is manufactured by Barnstead Thermolyne Corporation and its subsidiaries. BARNSTEAD(R) brand products are used to produce ultra pure water, the most common laboratory reagent. Because the water purity requirements of end-users differ, Barnstead Thermolyne offers distillation, deionization, reverse osmosis, ultraviolet oxidation, and absorption or filtration technologies for purifying water. THERMOLYNE(R) brand products include heating, stirring and temperature control apparatus that are fundamental to basic procedures performed in the laboratory. Both BARNSTEAD(R) and THERMOLYNE(R) brand products are typically priced between $100 and $5,000.

     Barnstead Thermolyne has added to its product line from time to time through acquisitions. In 1994,we added bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research through the acquisition of Labindustries, Inc. In 1995, we added PMC(R) brand programmable hotplate/stirrers, TURNER(R) brand fluorometers and spectrophotometers, and LINEAR(R) brand strip chart recorders through the acquisition of Biomolecular, Inc. In 1997, we acquired the HARVEY(R) bench top sterilizer business. In 1998, we acquired Electrothermal Engineering, Ltd., a manufacturer of heating mantles and controls, and Lab-Line Instruments, Inc., which manufactures constant temperature equipment including shakers, refrigerators/freezers, ovens, water baths, environmental chambers, and furnaces. In 1999, we acquired Laboratory Devices, Inc., a manufacturer of melting point apparatus and constant temperature Laboratory Equipment, and Stem Corporation Ltd., a manufacturer of heating, cooling, stirring and shaking equipment for laboratory applications. Stem's operations have been combined with those of Electrothermal.

     The Laboratory Equipment business segment accounted for approximately 9% of our consolidated net sales in each of 1997, 1998 and 1999.

                                  NEW PRODUCTS

     Apart from the addition of new products through its acquisition program, product development efforts at SLP and its subsidiaries are focused on expanding product offerings in the laboratory markets currently served. Product offerings are designed to develop and improve products for new and existing technologies to allow laboratories, lab technicians and researchers to more efficiently perform tests and experiments and to take cost out of their procedures, and to provide faster diagnostic tests with improved accuracy. Recent examples of new products from the Labware and Life Sciences business segment include high throughput screening well plates used in drug discovery, Bio Media packaging and immunology products used in diagnostic assays. New products from the Clinical and Industrial business segment include EDGE-RITE(TM) microtome blades, pre-filled specimen containers, SUPERSLIP(R) cover glass and COLORMARK(R) slides. New products from the Diagnostic and Microbiology business segment include the Shiga-Toxin E-Coli test kit and the Remel EIA test kit. New products from the Laboratory Equipment business segment in 1999 include SterilePV(TM) brand tabletop pre- and post-vacuum steam sterilizers and an automatic reconstitution module, a water treatment device produced on an OEM basis.

                                  DISTRIBUTION

     We estimate the worldwide laboratory market includes more than 150,000 industrial, academic, clinical, governmental and biotechnology laboratories. Our products reach these laboratories in several ways. Products from our Labware and Life Science business segment are sold primarily through distributors, although some of our businesses in this business segment, such as Matrix and Robbins, have direct sales forces and sell directly to end users. Products in the Clinical and Industrial, and Laboratory Equipment business segments are also sold primarily through distributors. Exceptions in these business segments include Richard-Allan and Microm, who sell directly to end users. Most of the products from our Diagnostics and Microbiology business segments are sold directly to end users or to original equipment manufacturers, with fewer products sold to distributors. For example, the microbiology products of Remel are sold directly to end users through Remel's national distribution system, while the drugs of abuse testing products of Microgenics/DRI are sold to manufacturers of automated testing equipment and to a limited extent through distribution. Most of SLP's subsidiaries maintain their own sales forces, whether they sell directly to end users, through distributors or otherwise. The combined sales forces include approximately 214 domestic and 73 international sales people.

     As indicated, a large portion of our Labware and Life Sciences, Clinical and Industrial and Laboratory Equipment products are sold through distributors, including approximately 20 domestic and 25 international distributors. Three (primarily domestic) distributors, Fisher Scientific ("Fisher"), VWR Scientific ("VWR"), and Allegiance Healthcare Corporation ("Allegiance"), accounted in aggregate for approximately 40%, 43% and 41% of our Labware and Life Sciences segment sales in 1997, 1998 and 1999, respectively, approximately 45%, 41% and 44% of our Clinical and Industrial segment sales in 1997, 1998 and 1999, respectively and approximately 36%, 35% and 39% of our Laboratory Equipment segment sales in 1997, 1998 and 1999, respectively. Laboratory supply distributors offer a wide variety of supplies, apparatus and instruments for the laboratory, primarily through catalogs and, increasingly, through their e-commerce web sites. End users rely heavily on these catalogs and web sites in identifying suitable products and making purchase decisions, and the prominence of and the number of product items listed for a particular vendor are critical marketing variables. We believe the number of SLP products offered by the major distributors is among the highest of any of SLP's competitors. Also, the major distributors often have contracts with large end users or purchasing organizations to supply such users or organizations with a broad array of laboratory products and supplies. Our ability to manufacture and supply a broad range of products can help distributors be more efficient in these situations and is, we believe, an advantage to us.

                                 INTERNATIONAL

     In addition to an extensive distributor network, SLP subsidiaries maintain sales offices and manufacturing plants in international locations. Foreign sales offices are located in the United Kingdom, Japan (primarily Labware and Life Sciences business segment products) and Germany (primarily Clinical and Industrial and

Laboratory Equipment business segment products). International manufacturing facilities include Nunc A/S, a manufacturer of life sciences products, located in Denmark; Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G., a manufacturer of microscope slides, located in Germany; Erie Electroverre S.A., a manufacturer of thin white glass, located in Switzerland; Erie Scientific Kft, a manufacturer of microscope slides, located in Hungary; Erie-Watala Glass Co. Ltd., a joint venture, which produces cut glass for the watch crystal industry, located in Hong Kong; Scherf Prazision Europa GmbH, a manufacturer of disposable laboratory glassware products, located in Meiningen, Germany; Electrothermal Engineering Ltd., a manufacturer of heating mantals, controls and heating, cooling, stirring and shaking equipment, located in the U.K.; and Microm Laborgerate GmbH, a manufacturer of histology equipment, located in Walldorf, Germany.

     Domestic and international sales of SLP's products by business segment are as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1997       1998       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Labware and Life Sciences:
  Domestic...........................................  $138,582   $146,951   $176,618
  International......................................    73,848     81,825     92,170
                                                       --------   --------   --------
Total................................................  $212,430   $228,776   $268,788
                                                       ========   ========   ========

Clinical and Industrial:
  Domestic...........................................  $ 87,575   $106,898   $141,524
  International......................................    22,293     28,540     34,535
                                                       --------   --------   --------
Total................................................  $109,868   $135,438   $176,059
                                                       ========   ========   ========

Diagnostics and Microbiology:
  Domestic...........................................  $ 44,833   $104,745   $147,929
  International......................................     2,842      9,938     23,718
                                                       --------   --------   --------
Total................................................  $ 47,675   $114,683   $171,647
                                                       ========   ========   ========

Laboratory Equipment:
  Domestic...........................................  $ 51,171   $ 63,462   $ 77,775
  International......................................    18,796     15,404     20,768
                                                       --------   --------   --------
Total................................................  $ 69,967   $ 78,866   $ 98,543
                                                       ========   ========   ========

                              MARKETS; COMPETITION

     Our laboratory group's products serve a large number of markets worldwide -- each of which has its own inherent growth rates. For 1999, our consolidated internal demand growth tracked closely with its historical rates, which typically have ranged from 4% to 6%, with both higher and lower levels reported. The Clinical and Industrial business segment enjoyed higher than average growth in demand in its core microscope slide, coverglass, histology, and cytology products. Domestic growth was higher than average while international sales of products from our Clinical and Industrial business segment were generally less than the prior year. The Diagnostics and Microbiology business segment returned average growth for the year. The diagnostic product lines for infectious disease, drugs of abuse, therapeutic drug monitoring, and pregnancy testing reported high growth rates while the manual microbiology lines, utilized in clinical settings, were about even with the prior year. The majority of the growth in this segment was domestic with international representing a small amount. The Laboratory Equipment business segment was flat to down this year due to the continued softness in foreign markets, laboratory consolidation, and tough competition. The Labware and Life Sciences business segment reported strong growth, particularly in the areas of chromatography, electrophoresis, packaging, labware, molecular biology, and high throughput screening for drug discovery applications by pharmaceuticals.

     Growth in any of these business segments requires the continuous development of new products which enable laboratories, lab technicians and researchers to do more tests and procedures more efficiently and which enable professionals and consumers to obtain diagnoses faster and with improved accuracy. We believe that one of the principal competitive advantages of SLP and its subsidiaries is their ability to respond to this dynamic marketplace with new products. Other competitive advantages include the breadth and depth of SLP's product lines, significant brand recognition, the economics associated with vertical integration in certain product lines, long term relationships with key industry distributors and, in several lines of business, expertise in plastic molding technology.

     There are significant competitors with significant resources in each of SLP's business segments. Our principal competitors in the Labware and Life Sciences business segment are Corning/Costar, Millipore Corporation, Wheaton Science Products, and Kautex Werke Reinhold Hagen A.G. Principal competitors in the Clinical and Industrial business segment include Shandon (a division of Life Sciences, Inc.), Knittel Glaser, Surgipath Medical Industries, Inc., Sigma-Aldrich Company, Copan Diagnostics Company and Elkay Products, Inc. Principal competitors in the Diagnostics and Microbiology business segment are Becton Dickinson Microbiology Systems, Meridian Diagnostics International, Biokit, SA, Dyno Particles AS and Abbott Laboratories. Principal competitors in the Laboratory Equipment business segment are Corning Costar, Inc., Millipore Corporation, New Brunswick Scientific Company, Inc., Forma Scientific, Inc. and Lindberg/Blue M (owned by General Signal Corp.).

                               INTERNET STRATEGY

     During 1999, we developed and implemented a multi-pronged internet strategy, which gives the laboratory group products high visibility to our customers.

     In the Clinical and Industrial business segment, we have enhanced our relationship with Allegiance, our leading distributor in this business segment, by listing our distributed products on the new Allegiance asap. e.com business information system. Allegiance is the technology leader in electronic order fulfillment and, with our involvement, has now advanced its internet technology and back office infrastructure support. All laboratory group distributed products carried by VWR are now available through the Chemdex LabPoint e.commerce web site. Our products are also listed by our largest distributor, Fisher Scientific, on their very comprehensive web site Fishersci.com. In addition to the natural extensions in its distribution network, we have initiated our own, limited, e.commerce site for the Nalge retail (outdoor) product line nalgene-outdoor.com and will in the future be expanding such capabilities to make more of our direct sales products available on the internet. We have also entered into an agreement with Neoforma.com an Internet, healthcare, e.commerce procurement company. Through Neoforma.com SLP will market laboratory equipment, disposables, consumables and reusables to the individual physicians office market.

     We have chosen, primarily, to work with our experienced distribution partners in adding another avenue for customers worldwide to utilize when ordering products. This solution had little added costs for us, was implemented quickly, and allows our products high visibility on the web.

SYBRON DENTAL SPECIALTIES, INC.

                                    GENERAL

     SDS, located in Orange, California, was organized in 1993 when we grouped our professional dental and orthodontics companies, Kerr Corporation and Ormco Corporation, under the SDS umbrella. We later added infection control products in 1995 with the acquisition of Metrex Research Corporation ("Metrex"). The subsidiaries of SDS market their products under brand names such as KERR(R), Belle(TM), Metrex(R), ORMCO(R) and "A" Company Orthodontics(R), PINNACLE(R), DEMETRON(R) and AOA(TM), which are well recognized in the dental, orthodontics and infection control industries. SDS is responsible for managing subsidiaries in three business segments: a) Professional Dental, b) Orthodontics and c) Infection Control Products.

                               BUSINESS SEGMENTS

     PROFESSIONAL DENTAL. Products in our Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry, filling materials, instruments and sealers used in endodontics, waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories, and disposable infection control products for dental equipment.

     Our Professional Dental products are primarily manufactured by Kerr Corporation and its affiliates such as the Beavers Dental Company division of Sybron Canada Ltd. Kerr's products, which are generally sold through independent dental distributors, are designed to help dentists and endodontists deliver more effective, efficient treatment to their patients. Kerr has expanded its product line through new product development and through acquisitions. New product development examples include Kerr's TAKE 1(TM) brand impression material and Prodigy(R) Condensable brand restorative composite, which have advanced materials and new delivery features.

     Expansion of products in this segment through acquisitions include the purchase of Demetron Research Corp., a manufacturer of lights used by dentists to cure composite filling materials applied to teeth, in 1994. These products complemented Kerr's line of composite filling materials, which it enhanced by acquiring E&D Dental Products, Inc. and its line of composites in 1996. Kerr added to its offering of dental lab products with the acquisition of belle de st. claire inc. in 1996. In 1997, it added diamond dental burs to the considerable line of dental burs manufactured by Beavers Dental, with the acquisition of Precision Rotary Instruments, Inc. In 1999, we merged with Pinnacle, which enabled us to add dental disposable infection control products such as plastic coverings (barriers) for dental equipment and filters for evacuation units to this business segment.

     The Professional Dental business segment accounted for approximately 23%, 20% and 17% of our consolidated net sales in 1997, 1998 and 1999, respectively.

     ORTHODONTICS. Products in our Orthodontics business segment include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products as well as direct sale endodontic products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubberbands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. These products have historically been manufactured and marketed by Ormco, which sells its products directly to orthodontists. Ormco expanded its orthodontics product line through the acquisition of E.T.M. Corporation (a manufacturer of orthodontic hand instruments) and Allesee Orthodontic Appliances, Inc. (a manufacturer of custom-made positioners, retainers and other accessories) in 1994. In 1998, we significantly enhanced the orthodontics line through our merger with LRS Acquisition Corp., the parent of "A" Company Orthodontics, which is a manufacturer and developer of brackets, archwires and related products.

     In 1995, we added direct sale endodontic products to the Orthodontics segment, which has its own direct sales force, with the acquisition of Excellence in Endodontics, Inc., a manufacturer of products for microscopic endodontic procedures. We expanded our endodontic business in this segment in 1996 when we acquired Analytic Technology Corporation, a manufacturer of endodontic equipment. In 1998 we added a line of titanium endodontic instruments with the acquisition of Tycom Dental Corporation. In 1999 we vertically integrated our Tycom product line in Europe with the purchase of Endo Direct Ltd., the exclusive European importer of Tycom's endodontic products.

     The Orthodontics business segment accounted for approximately 20%, 18% and 15%, of our consolidated net sales in 1997, 1998 and 1999, respectively.

     INFECTION CONTROL PRODUCTS. Products in our Infection Control Products business segment include high level disinfectants and sterilants, enzymatic cleaners and instrument care solutions for medical and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use. These products are manufactured or supplied by Metrex Research Corporation, acquired in 1995. Metrex expanded its product line through the acquisition of Micro-Aseptic Products, Inc. (a supplier of surface disinfectants) in 1996 and Viro Research International, Inc. (a supplier of skin antisepsis products) in 1998, and through the acquisition of the high level disinfectant/sterilant business of Cottrell Ltd. in 1998. In 1999, we acquired Alden Scientific, Inc. and its sister corporation Gulfstream Medical, Inc., both manufacturers of reagents and related infection control products used to disinfect kidney dialysis machines. Alden also manufactures chemical detecting and hematology reagents and calibrating solutions.

     The Infection Control Products business segment accounted for approximately 2% of our consolidated net sales in each of 1997, 1998 and 1999.

                                  NEW PRODUCTS

     The business segments of SDS devote considerable resources to the development and introduction of new products. These efforts are critical to meeting the needs of today's dentists, endodontists and orthodontists. In the Professional Dental segment, product development requires diverse technical expertise and knowledge of various market trends, which SDS and its subsidiaries possess. Kerr takes advantage of its expertise and knowledge by working closely with dentists to develop new and improved products. Recently introduced products, such as its TAKE 1(TM) brand impression materials, PRODIGY(R) CONDENSABLE brand composites, TEMPBOND(R) CLEAR brand temporary resin cement, OPTIMIX(TM) brand amalgamators, and its VITALITY SCANNER(TM) brand electronic pulp testers, have significantly contributed to Kerr's net sales. In the Orthodontics segment, Ormco's sales force maintains direct contact with orthodontists to identify market trends. Ormco works closely with orthodontists to improve existing products and develop new products primarily through its Champion program in which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products which have contributed significantly to its sales. Examples of recently introduced products include the MINI DAMON SL(R) brand self-ligating bracket, the expanded titanium wire forms, compact RPE's (Rapid Palatal Expanders) and the ENDO ANALYZER(TM) brand diagnostic tool used in endodontics to determine apex location and to perform pulp testing.

                             MARKETS; DISTRIBUTION

     Products in the Professional Dental and Infection Control Products business segments are sold both domestically and internationally through dental distributors. Kerr has 46 sales personnel in the United States and 50 abroad dedicated to the Professional Dental and Infection Control Product business segment sales. The mission of the dental sales force is to provide training and technical support to dealers and help pull products from the Professional Dental and Infection Control Products business segments through the dealer network.

     We expect modest growth in the domestic market for traditional dental consumables; this should augment the demand for new products that make the dentist more efficient. Our Professional Dental companies are committed to growing market share through new product development and promotional activities. We also believe opportunities for growth exist in international markets. As economies in emerging markets of Eastern Europe, South America and the Far East continue to develop, their demand for dental products will grow. Our Professional Dental companies are well positioned to take advantage of such development due to their extensive experience in selling internationally and the quality of their existing international dealer network.

     Products in the Orthodontics business segment are marketed by approximately 80 direct salespersons in the United States, Canada, Australia, Germany, France, Japan, Mexico, New Zealand and The Netherlands (which replaced Switzerland as part of our restructuring in the third quarter of 1998), and by dealers and distributors in other parts of the world. Ormco's direct sales force, dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

     Although the market for traditional orthodontics products is relatively mature domestically, the market is experiencing growth in the adolescent segment. We believe that the international market for orthodontics products presents a significant growth opportunity as worldwide awareness of dental aesthetics grows. As with other health care markets, over the past few years the orthodontics market has experienced a consolidation of provider practices and the formation of management organizations and buying groups, which are intended to bring administrative efficiencies and buying power to orthodontics practices. We believe Ormco is well positioned to compete in this environment because its marketing philosophy is geared toward making orthodontic practices more efficient through product innovation and customer service.

     Products in the Infection Control Products business segment are marketed primarily to the alternate health care market in the United States and Canada by independent manufacturers representatives, distributors, and e-commerce to reach end users. As referred to above, the Infection Control Products business segment also utilizes the Professional Dental Products sales force to penetrate the dental market.

     The sales and marketing focus for the Infection Control Products business segment is on core product growth, acquisition and product development. We believe revenue growth will come primarily from dental offices, clinics and teaching hospitals. The recent acquisition of Alden Scientific has positioned the Infection Control Products business segment to pursue growth in the closely regulated kidney dialysis market.

                                 INTERNATIONAL

     In addition to the United States, products in our Professional Dental segment are manufactured at facilities in Canada, Italy and Mexico. These products are sold internationally through dealers, and supported by sales offices in Europe, including major offices in the U.K., France, Germany, Japan, Australia, South America and Mexico.

     Prior to 1998, products in our Orthodontics business segment were sold directly to end users by Ormco's sales force located in Australia, New Zealand, Canada, Germany, Switzerland, Japan and Mexico. Ormco also had exclusive distributors in key European markets such as Italy, France and Spain. In 1998, Ormco acquired its distributor in France, the Ormodent group of companies, and now services the French market directly. In addition, with the "A" Company merger, the Netherlands now services all of the European countries in which Ormco sells.

     Products in our Infection Control Products business segment are manufactured in the United States and are distributed internationally, primarily in Canada, where they are sold by independent sales representatives. These products are sold in other countries primarily through distributors and agents.

     Domestic and international sales of SDS's products by business segment are as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1997       1998       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Professional Dental:
  Domestic...........................................  $105,131   $109,722   $105,629
  International......................................    80,700     78,611     86,294
                                                       --------   --------   --------
Total................................................  $185,831   $188,333   $191,923
                                                       ========   ========   ========
Orthodontics:
  Domestic...........................................  $ 89,723   $ 91,784   $ 95,505
  International......................................    68,384     70,726     74,396
                                                       --------   --------   --------
Total................................................  $158,107   $162,510   $169,901
                                                       ========   ========   ========
Infection Control Products:
  Domestic...........................................  $ 13,605   $ 14,956   $ 24,620
  International......................................     1,154      1,086      1,732
                                                       --------   --------   --------
Total................................................  $ 14,759   $ 16,042   $ 26,352
                                                       ========   ========   ========

                                  COMPETITION

     We believe our principal competitive advantages in the Professional Dental business segment include the breadth of our product lines, brand name recognition, and our programs to educate dentists regarding techniques and products. Our principal competitors are GC America, Inc., 3M Corporation, Dentsply International Inc., Espe GmbH & Co., and Ivoclar. In the Orthodontics business segment, we compete with more then 25 companies in the United States. We compete primarily on the basis of product quality, the level of customer service, price and new product offerings. Our competitors include American Orthodontics, GAC Orthodontics, and Unitek (owned by 3M Corporation). In the Infection Control Products business segment, our principal competitive advantages include the breadth of our product lines and our product quality. Our competitors include Johnson and Johnson, Steris Corporation and Ecolab, Inc.

                               INTERNET STRATEGY

     SDS's internet strategy is to ensure that its products are available for ordering over the internet either through its traditional dealer/distributor networks or directly from SDS depending upon what represents SDS's normal commercial route to reach customers. In addition to ensuring that its products can be ordered via the internet, SDS has also created a number of websites providing information on products, special promotions and educational information for professional practitioners.

COMPETITION

     As we have described above, numerous competitors participate in our business segments, a number of which have substantially greater financial and other resources than ours. There can be no assurance that we will not encounter increased competition in the future.

BACKLOG

     Our total backlog of orders at September 30, 1997, 1998 and 1999 was approximately $34.9 million, $40.2 million and $34.9 million, respectively. We expect all September 30, 1999 backlog orders to be filled in fiscal 2000.

     Our backlog by business segment is as follows:

                                                           YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           1997      1998      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
SLP:
  Labware and Life Sciences.............................  $16,377   $13,559   $15,907
  Clinical and Industrial...............................    9,629    12,617     9,685
  Diagnostics and Microbiology..........................      912     2,056     1,342
  Laboratory Equipment..................................    5,102     8,503     4,184
                                                          -------   -------   -------
Subtotal SLP............................................   32,020    36,735    31,118
                                                          -------   -------   -------
SDS:
  Professional Dental...................................    1,219     1,654     2,590
  Orthodontics..........................................    1,562     1,604     1,066
  Infection Control Products............................      118       182       134
                                                          -------   -------   -------
Subtotal SDS............................................    2,899     3,440     3,790
                                                          -------   -------   -------
Total...................................................  $34,919   $40,175   $34,908
                                                          =======   =======   =======

RESEARCH AND DEVELOPMENT

     We have a number of research and development programs in our various business segments, which we consider to be of importance in maintaining our market positions. We spent approximately $15.7 million, $16.1 million and $22.0 million on research and development in 1997, 1998 and 1999, respectively.

     Our research and development expenditures by business segment are as follows:

                                                           YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           1997      1998      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
SLP:
  Labware and Life Sciences.............................  $ 4,525   $ 4,140   $ 4,265
  Clinical and Industrial...............................      476       505       498
  Diagnostics and Microbiology..........................    1,121     2,125     5,485
  Laboratory Equipment..................................    1,589     1,968     2,314
                                                          -------   -------   -------
Subtotal SLP............................................    7,711     8,738    12,562
                                                          -------   -------   -------
SDS:
  Professional Dental...................................    3,460     3,880     4,353
  Orthodontics..........................................    4,486     3,262     4,769
  Infection Control Products............................       --       171       303
                                                          -------   -------   -------
Subtotal SDS............................................    7,946     7,313     9,425
                                                          -------   -------   -------
Total...................................................  $15,657   $16,051   $21,987
                                                          =======   =======   =======

EMPLOYEES

     Our companies employed approximately 8,800 people at September 30, 1999, approximately 553 of which are covered by collective bargaining agreements. We believe our employee relations are generally good. In the United States, Kerr's 140 hourly employees at the Romulus, Michigan facility are members of the UAW, Barnstead Thermolyne's 232 hourly employees are members of the International Brotherhood of Electrical Workers, NNI's 160 hourly employees at its Naperville, Illinois facility are members of the International Brotherhood of Teamsters, and Ever Ready Thermometer Co. Inc.'s 21 hourly employees at its West Paterson, New Jersey facility are members of the United Furniture Workers Union. The labor contracts at Kerr, Barnstead Thermolyne, NNI and Ever Ready will expire on January 31, 2002, March 31, 2003, December 20, 2002 and December 31, 2000, respectively. Many of our non-management employees in Europe are subject to national labor contracts which are negotiated from time to time at the national level between the national labor union and an employees' council. Once national contracts are set, further negotiation can take place at the local level. Such negotiations can affect local operations. Our Danish subsidiary, Nunc A/S, was closed during the third quarter of 1998 for nine days as the result of the first national strike in Denmark since 1985. After the national strike was settled, Nunc A/S non-management employees struck for two days over local issues. All issues were resolved with a new contract with a term ending in March 2000.

PATENTS, TRADEMARKS AND LICENSES

     Our subsidiaries' products are sold under a variety of trademarks and trade names. They own all of the trademarks and trade names we believe to be material to the operation of their businesses, including the KERR(R) trademark, the NALGE(R) and NALGENE(R) trademarks, the NUNC(TM) and NUNCLON(R) trademarks, Erie's SUPERFROST(R) and COLORFROST(R) trademarks, the THERMOLYNE(R) and BARNSTEAD(R) trademarks, and the ORMCO(R) and "A" Company(TM) trademarks, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, employ various patented processes and from time to time acquire licenses from owners of patents to apply patented processes, to their operations. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

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

     Medical devices are classified into either Class I, II or III. Pursuant to section 510(K) of the FDCA, the manufacturer or distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976 must notify the FDA of its intent to commercially introduce the device through the submission of a premarket notification (a "510(K) Notice"). Before commercial distribution can begin, the FDA must review the 510(K) Notice and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(K) Notice and grant or deny clearance to market on the basis that it is or is not substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(K) Notice may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(K) Notice and any additional information that is submitted, that the device is substantially equivalent to one or more Class I or II devices that are legally marketed in the United States. Certain Class I devices are exempt from the 510(K) premarket notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. If a device is not considered "substantially equivalent", it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a premarket approval application ("PMA"). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well-controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(K) premarket notification process.

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

     The vast majority of our dental and orthodontic products are regulated as Class I or Class II medical devices, as are most of our diagnostic, life sciences, clinical and microbiology products.

     Dental mercury is currently regulated by the FDA as a Class I device (not exempt from the 510(K) premarket notification requirement), and amalgam alloy is regulated as a Class II device. In February 1993, the FDA reported to its Dental Products Advisory Panel that it planned to regulate encapsulated mercury and amalgam alloy, like those sold by Kerr, as a single Class II device. At the same time, the FDA planned to propose the reclassification of dental mercury as a Class II device, so as to conform to the Class II designation for amalgam alloy and to the planned Class II designation for encapsulated mercury and amalgam alloy. In October 1994, the FDA's Dental Products Panel of the Medical Devices Advisory Committee voted unanimously to recommend reclassification of dental mercury from Class I to Class II. Class II devices, unlike Class I devices, may be subject to performance standards or special controls. At this time, there are no performance standards or special controls applicable to mercury or to encapsulated mercury and amalgam alloy, although it is possible that the FDA could propose special controls during the reclassification process. With a Class II designation, the amalgam products would not be subject to the PMA process. The FDA is expected to publish its decision on the classification in 2000.

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

     See Item 3, "Legal Proceedings", Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General," for further information regarding environmental matters.

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

RISKS ATTENDANT TO FOREIGN OPERATIONS

     We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 1997, 1998 and 1999 our net sales outside the United States accounted for approximately 34%, 31% and 30%, respectively, of consolidated net sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General" for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

RELIANCE ON KEY DISTRIBUTORS

     A substantial portion of our sales are made through major independent distributors. In the Labware and Life Sciences, Clinical and Industrial and Laboratory Equipment business segments, these distributors historically have been Fisher, VWR, the industrial products division of Baxter Scientific Products ("Baxter Industrial"), Curtin Matheson Scientific, Inc. ("CMS"), and Allegiance Healthcare Corporation or its predecessor, the clinical division of Baxter Scientific Products. These major distributors experienced significant consolidation in 1995, with Fisher acquiring CMS and VWR acquiring Baxter Industrial. The inventory reductions resulting from these dealer consolidations slowed sales in the domestic segment of the laboratory group in 1995 and during the first half of 1996. The Company felt the effects of inventory re-balancing by Fisher Scientific (primarily impacting the Laboratory Equipment segment sales) into the third quarter of 1998. In February 1999, Allegiance and Cardinal Health, Inc. merged. Because the businesses of Allegiance and Cardinal were complementary, this transaction did not lead to any significant laboratory inventory consolidation.

     The loss of any one of our major laboratory distributors (currently Fisher, VWR and Allegiance) could have a material adverse effect on our business. Our subsidiaries in the SLP group do not have any contractual relationships with these distributors. However, our subsidiaries have long-standing relationships with them or their predecessors.

     In the Professional Dental business segment, the dental distribution system has also experienced significant consolidation, with two of our largest distributors, Henry Schein, Inc. and Sullivan Dental Products, Inc., merging in November 1997. This consolidation continued in 1998, as Henry Schein continued to acquire other dental distributors, including H. Meer Dental Supply Company. Inventory reduction from this consolidation with dealers slowed sales of product in our Professional Dental business segment through the second quarter of 1998. Although not to the same extent as with our laboratory group, the loss of certain of our dental distributors could have a material adverse effect on our results of operations or financial condition.

ITEM 2. PROPERTIES

     We operate manufacturing facilities in the United States and certain foreign countries. The following table sets forth information regarding our principal properties by business segment. Properties with less than 20,000 square feet of building space have been omitted from this table.

   SUBSIDIARY/LOCATION OF FACILITY                   BUILDING SPACE AND USE                 OWNED OR LEASED
   -------------------------------                   ----------------------                 ---------------
PROPERTIES USED BY SLP
-----------------------------------------------------------------------------------------------------------
                                         Labware and Life Sciences
Penfield, New York                       300,000 sq. ft./manufacturing, warehouse and              leased
                                         offices
New Castle, Delaware                     26,000 sq. ft./manufacturing, warehouse and               leased
                                         offices
Wiesbaden, Germany                       21,000 sq. ft./warehouse                                  leased
Naperville, Illinois                     103,000 sq. ft./manufacturing, warehouse and               owned
                                         offices
Roskilde, Denmark                        151,000 sq. ft./manufacturing and offices                  owned
Kenosha, Wisconsin                       27,000 sq. ft./manufacturing, warehouse and               leased
                                         offices
Ichikana, Japan                          38,000 sq. ft./warehouse                                  leased
Hudson, New Hampshire                    32,500 sq. ft./warehouse and office                       leased
San Diego, California                    45,000 sq. ft./manufacturing, warehouse and               leased
                                         office

   SUBSIDIARY/LOCATION OF FACILITY                   BUILDING SPACE AND USE                 OWNED OR LEASED
   -------------------------------                   ----------------------                 ---------------
                                          Clinical and Industrial
Rockwood, Tennessee                      218,000 sq. ft./manufacturing and offices                  owned
Portsmouth, New Hampshire                119,000 sq. ft./manufacturing and warehouse               leased
Braunschweig, Germany                    40,000 sq. ft./manufacturing and offices                   owned
Romont, Switzerland                      200,000 sq. ft./manufacturing and offices                  owned
Aguadilla, Puerto Rico                   23,000 sq. ft./manufacturing                              leased
Naugatuck, Connecticut                   80,000 sq. ft./manufacturing                               owned
Budapest, Hungary                        28,000 sq. ft./manufacturing, warehouse and                owned
                                         office
San Francisco, California                77,000 sq. ft./manufacturing, warehouse and                owned
                                         office
Mienigen, Germany                        21,600 sq. ft./manufacturing, warehouse and                owned
                                         offices
                                       Diagnostics and Microbiology
Holtsville, New York                     30,000 sq. ft./manufacturing                               owned
Indianapolis, Indiana                    42,000 sq. ft./manufacturing and offices                  leased
Wayne, New Jersey                        32,000 sq. ft./manufacturing                              leased
Lenexa, Kansas                           116,000 sq. ft./manufacturing, warehouse and               owned
                                         office
Lake Charles, Louisiana                  24,000 sq. ft./manufacturing and offices                   owned
Ramsey, Minnesota                        25,000 sq. ft./manufacturing and offices                  leased
Portland, Maine                          33,000 sq. ft./manufacturing and offices                  leased
San Diego, California                    40,000 sq. ft./manufacturing and offices                  leased
Sunnyvale, California                    30,000 sq. ft./manufacturing and offices                  leased
East Providence, Rhode Island            47,000 sq. ft./manufacturing and offices                  leased
Kalamazoo, Michigan                      116,000 sq. ft./manufacturing                             leased
West Paterson, New Jersey                20,000 sq. ft./manufacturing                              leased
Pleasanton, California                   87,000 sq. ft./manufacturing, warehouse and               leased
                                         offices
Fremont, California                      109,000 sq. ft./manufacturing, warehouse and              leased
                                         offices
                                           Laboratory Equipment
Dubuque, Iowa                            180,000 sq. ft./manufacturing and offices                 leased
Melrose Park, Illinois                   117,000 sq. ft./manufacturing and offices                  owned
Southend-on-Sea, England                 24,000 sq. ft./manufacturing and offices                  leased
PROPERTIES USED BY SDS
-----------------------------------------------------------------------------------------------------------
Orange, California                       104,000 sq. ft./headquarters, manufacturing and           leased
                                         warehouse
                                            Professional Dental
Morrisburg, Ontario                      60,000 sq. ft./manufacturing                               owned
Danbury, Connecticut                     30,000 sq. ft./manufacturing, warehouse and               leased
                                         offices
Romulus, Michigan                        220,000 sq. ft./manufacturing                             leased
Scafati, Italy                           39,000 sq. ft./manufacturing                               owned
Lakeville, Minnesota                     38,000 sq. ft./assembly and warehouse                      owned
                                               Orthodontics
San Diego, California                    76,000 sq. ft./manufacturing and offices                   owned
Mexicali, Mexico                         57,000 sq. ft./manufacturing and offices                  leased
Glendora, California                     66,000 sq. ft./manufacturing                              leased
Redmond, Washington                      29,000 sq. ft./manufacturing, warehouse and               leased
                                         offices
Uman, Yucatan, Mexico                    35,000 sq. ft./manufacturing                               owned
Tijuana, Mexico                          32,000 sq. ft./manufacturing                               owned
                                        Infection Control Products
Parker, Colorado                         27,000 sq. ft./manufacturing and office             owned/leased

     We consider our plants and equipment to be well-maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our credit facilities described in Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

     A subsidiary of the Company has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company's total contribution to such effort, which has been paid, was approximately $46,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. The Company is participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study which will be used by the EPA to determine what remedy, if any, should be required at the site. A draft remedial investigation was submitted to the EPA in August, 1999, and a draft baseline risk assessment was submitted in October 1999. The feasibility study is expected to be completed in 2000. Because the study, which involves extensive testing required to characterize the existence, extent and nature of any contamination to determine potential remedies, has not yet been completed, an estimate of the Company's potential liability cannot be made. However, although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes any ultimate liability will not have a material adverse effect on the Company's results of operations or financial condition.

     Applied Biotech, Inc. ("ABI"), a subsidiary in our Diagnostics and Microbiology business segment, manufactures and supplies immunoassay pregnancy tests to Warner Lambert Co. Warner Lambert sells the tests to retailers who sell them over-the-counter to consumers. ABI's sales of the product to Warner Lambert in 1999 were approximately $11 million. ABI supplies the product to Warner Lambert pursuant to a supply agreement which Warner Lambert claims requires ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. Conopco claims in the suit that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Conopco. ABI has agreed to defend the lawsuit on behalf of Warner Lambert. ABI believes it has meritorious defenses to the Conopco claim, and is vigorously defending the lawsuit. The Company therefore believes the resolution of this lawsuit will not have a material adverse effect on the results of operations or financial condition of the Company. Additionally, two other third parties have contacted Warner Lambert regarding patents they hold which may apply to the Warner Lambert pregnancy test. Thus, Warner Lambert or ABI may in the future be subject to additional lawsuits by these parties for patent infringement with respect to these products. ABI believes it has meritorious defenses to these patents and will vigorously defend any such lawsuits against it, if brought.

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including products liability, patent and trademark or other intellectual property infringement, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. Based upon the insurance available under our insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future. See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and offices of our executive officers, who include the presidents of SLP and SDS. All executive officers hold office at the pleasure of the Board of Directors.

                   NAME                     AGE                   POSITIONS
                   ----                     ---                   ---------
Kenneth F. Yontz..........................  55    Chairman of the Board, President and Chief
                                                  Executive Officer
Dennis Brown..............................  52    Vice President -- Finance, Chief Financial
                                                  Officer and Treasurer
R. Jeffrey Harris.........................  44    Vice President -- General Counsel and
                                                  Secretary
Frank H. Jellinek, Jr. ...................  54    President, Sybron Laboratory Products
                                                  Corporation
Floyd W. Pickrell, Jr. ...................  54    President, Sybron Dental Specialties, Inc.

     The following sets forth the principal occupations, as well as directorships, for the periods specified of the executive officers.

     Mr. Yontz. President and Chief Executive Officer of the Company since October 1987; Chairman of the Board since December 1987; President and Chief Executive Officer of Sybron's predecessor from February 1986 until September 1992; Director of Sybron's predecessor from February 1986 to March 1988; previously Group Vice President and Executive Vice President of the Allen-Bradley Company. Director of Playtex Products, Inc. and Viasystems Group, Inc.

     Mr. Brown. Joined the Company in January 1993 as Vice President -- Finance and Chief Financial Officer and also became Treasurer of the Company in October 1993; previously served as President of Allen-Bradley Europe from March 1990 to January 1993, and Treasurer of The Marmon Group, Inc., from January 1987 to March 1990. Director of Merge Technologies Incorporated.

     Mr. Harris. Joined Sybron's predecessor in 1985 as Assistant Counsel and served as Corporate Counsel and Assistant Secretary from May 1986 until October 1987; served as Vice President and Assistant Secretary of the Company from October 1987 to January 1988; Vice President -- General Counsel and Secretary of the Company since January 1988.

     Mr. Jellinek. Joined Erie Scientific Company in 1967 and has served as President of Erie since 1975; became President and Chief Executive Officer of Sybron Laboratory Products Corporation on May 1, 1998; has from time to time held general management responsibilities for various businesses of Sybron's predecessor.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our inception, we have not paid any dividends on our Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements. We have no current intention to pay cash dividends on our Common Stock.

     Based upon record ownership as of December 8, 1999, the number of holders of our Common Stock is 439.

     Our Common Stock trades on the NYSE under the symbol "SYB". The market information set forth below for our two most recent fiscal years is based on NYSE sales prices.

                            1998                               HIGH       LOW
                            ----                              -------   -------
First Quarter...............................................  $24.250   $19.500
Second Quarter..............................................   28.688    21.844
Third Quarter...............................................   29.125    22.000
Fourth Quarter..............................................   27.375    16.375

                            1999                               HIGH       LOW
                            ----                              -------   -------
First Quarter...............................................  $27.062   $17.938
Second Quarter..............................................   28.938    22.750
Third Quarter...............................................   28.313    23.438
Fourth Quarter..............................................   30.813    25.000

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the five years in the period ended September 30, 1999. This selected financial information should be read in conjunction with our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

                                                       YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------
                                          1995         1996         1997             1998             1999
                                        --------     --------     --------         --------        -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data(a):
Net sales.............................  $556,615      $692,374     $798,637          $924,648        $1,103,213
Income from continuing operations
  before extraordinary items..........    56,067        60,054       84,109            79,945           125,255
Discontinued operations...............     1,281 (c)     2,840(c)     4,698 (c)        (3,902)(d)           121(c)
Extraordinary items...................    (2,885)(b)        --         (673)(b)            --            17,171(e)
Net income............................    54,463        62,894       88,134            76,043           142,547
Earnings per share:
Basic earnings per common share from
  continuing operations before
  extraordinary items.................       .57           .60(f)       .84               .78(f)           1.21(f)
Discontinued operations...............       .02           .03          .05              (.04)               --
Extraordinary items...................      (.03)           --         (.01)               --               .17
Basic earnings per common share.......       .56           .63(f)       .88               .74(f)           1.38(f)
Diluted earnings per common share from
  continuing operations before
  extraordinary items.................       .57           .59(f)       .81               .76(f)           1.18(f)
Discontinued operations...............       .01           .03          .05              (.04)               --
Extraordinary items...................      (.03)           --         (.01)               --               .16
Diluted earnings per common share.....       .55           .62(f)       .85               .72(f)           1.34(f)

                                                        AS OF SEPTEMBER 30,
                                    --------------------------------------------------------------
                                      1995         1996         1997         1998          1999
                                    --------    ----------   ----------   ----------    ----------
                                                            (IN THOUSANDS)
Balance Sheet Data:
  Total assets....................  $849,130    $1,017,193    $1,268,710  $1,545,543    $1,842,917
  Long-term debt..................   406,547       515,712       676,037     790,089       925,715
  Shareholders' equity............   229,344       291,616       378,649     475,244       625,344

---------------
(a) Includes results of acquired companies since their effective dates of acquisition with the exception of (i) the merger of National Scientific Company ("National") with a wholly owned subsidiary of Sybron formed for that purpose, whose results are included from October 1, 1996, the beginning of the fiscal year in which the merger occurred (results of National prior to October 1, 1996 qualified as an immaterial pooling of interests in relation to our operations taken as a whole) and (ii) the mergers of LRS and Pinnacle with wholly owned subsidiaries of Sybron formed for those purposes, whose results are included as if the mergers took place on the first day of the reported periods. See Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report.

(b) Amount resulted from the refinancing of our debt. See Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report.

(c) Amounts resulted from the operations of NPT, which was sold on March 31, 1999. See Note 14 to our consolidated financial statements contained in
     Item 8 of this Annual Report.

(d) Amount includes an expense of $7,750 from the settlement of environmental litigation relating to a facility which was sold in 1983 as part of a discontinued operation and income of $3,848 from the operations of NPT, sold on March 31, 1999. See Notes 13 and 14 to our consolidated financial statements contained in Item 8 of this Annual Report.

(e)  Amount represents gain on the March 31, 1999 sale of NPT.

(f) Includes a restructuring charge of $.06 per basic and diluted common share in 1996, special charges (relating to a restructuring charge and merger, transaction and integration expenses associated with the merger with LRS) of $.23 per basic common share and of $.22 per diluted common share in 1998, and $.02 per basic and diluted common share in 1999 from merger, transaction and integration expenses associated with the mergers with Pinnacle and LRS. See item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below, and Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in Item 8 of this Annual Report.

SPECIAL CHARGES

     Our results for 1999 include charges of approximately $2.6 million ($1.6 million after tax), consisting primarily of transaction costs relating to the merger with Pinnacle Products of Wisconsin, Inc. (the "Pinnacle Merger") associated with non-shareholder compensation of approximately $1.9 million, and integration costs of approximately $0.7 million associated with the merger with LRS Acquisition Corp. (the "LRS Merger"), the parent of "A" Company Orthodontics. Our 1999 results also include income of $0.9 million ($0.6 million after tax) relating to adjustments made to the 1998 restructuring reserve, consisting of unused severance. These combined charges and income are collectively referred to herein as the "1999 Special Charges". The 1999 results have been restated to reflect the Pinnacle Merger, which was accounted for as a pooling of interests, and all prior period data has been adjusted to reflect the historical results of Pinnacle as if the merger took place on the first day of the reporting period. In addition, historical financial data relating to Nalge Process Technologies Group, Inc. ("NPT"), which was sold in 1999, have been reclassified to discontinued operations.

     Our results for 1998 contain charges with respect to the restructuring of our laboratory group, the restructuring of certain operations of Sybron Dental Specialties, Inc. ("SDS") relating primarily to the consolidation of Ormco Corporation and "A" Company Orthodontics, and merger, transaction and integration charges associated with the LRS Merger. These charges are collectively referred to herein as the "1998 Special Charges", and together with the 1999 Special Charges, are referred to as the "Special Charges".

     The 1998 Special Charges, which originally totaled $34.5 million ($23.1 million after tax), and after adjusting for the reclassification of NPT totaled $33.6 million ($22.6 million after tax), consist of the following items:

(a) $8.5 million ($5.4 million after tax) relates to the realignment of our laboratory subsidiaries under Sybron Laboratory Products Corporation ("SLP"). This restructuring charge consists primarily of severance expenditures associated with the consolidation of certain functions, the restructuring of sales and marketing activities, and costs associated with exiting certain product lines. In 1999, an additional $0.3 million was added to this reserve as an adjustment to the original severance estimates. We expect no additional adjustments to this reserve. Approximately $4.8 million of these charges are cash expenditures of which $1.7 million was paid in 1998 and $2.2 was paid in 1999. Of the remaining $0.9 million, we expect to pay approximately $0.6 million, $0.2 million and $0.1 million in 2000, 2001 and 2002, respectively.

    These actions eliminated annual costs of approximately $5.3 million, The savings at SLP were revised from the original estimate of $6.1 million to eliminate savings associated with NPT. Savings at SLP were projected to result from: i) reduced salaries and related expenses associated with the elimination of duplicative sales, marketing and administrative personnel at Nalge Nunc International (approximately $2.5 million), ii) reduced salaries and related expenses from consolidating sales, marketing and administrative personnel at Remel Inc. and Alexon Trend (approximately $1.2 million), iii) reduced salaries and related expenses associated with eliminating duplicative sales personnel due to product line consolidation at Owl Separation Systems, Inc. (approximately $0.7 million), iv) reduced salaries and related expenses associated with eliminating duplicative sales, information systems and marketing personnel at Barnstead Thermolyne Corporation (approximately $0.5 million) and v) reduced salaries and related expenses associated with eliminating duplicative sales and administrative functions at other SLP locations (approximately $0.4 million).

(b) $14.6 million ($10.7 million after tax) relates to the consolidation of Ormco and "A" Company activities after the LRS Merger, and the exiting of certain product lines on the dental side of the business. The charge primarily includes severance costs, costs associated with the closure of Ormco's sales office in Zurich, Switzerland, and costs associated with the exiting of redundant product lines. In 1999, this reserve was decreased by approximately $1.1 million for an adjustment to the original severance estimates. We do not expect any additional adjustments. Approximately $6.9 million of these charges are cash expenditures of which $2.9 million was paid in 1998, and $2.6 million was paid in 1999. Of the remaining $1.4 million, we expect to pay approximately $0.4 million, $0.5 million and $0.5 million in 2000, 2001 and 2002, respectively.

          These actions eliminated annual costs of approximately $11.0 million. Savings at SDS resulted from: i) reduced salaries and related employee expenses associated with a reduction in the number of sales representatives (approximately $2.9 million), ii) the elimination of duplicative costs associated with closing the SDS sales office located in Zurich, Switzerland and the expansion of an existing "A" Company facility in the Netherlands (approximately $2.4 million), iii) a reduction in marketing, accounting and information technology, customer service, administrative and legal costs resulting from the elimination of duplicative functions at "A" Company and SDS (approximately $1.5 million, $0.8 million, $0.3 million, $0.1 million and $0.1 million, respectively), iv) a reduction of salaries and related expenses associated with the elimination of executive staff and directors fees at "A" Company (approximately $1.7 million), v) the subleasing of the "A" Company administrative facility after moving administrative functions into SDS's existing facility in Orange, California (approximately $0.6 million), vi) the elimination of duplicative costs associated with combining a research and development office in Michigan with an existing research and development office in Orange, California (approximately $0.3 million) and vii) costs associated with combining a Japanese sales office into an existing Japanese sales office (approximately $0.3 million).

          The Company has achieved actual savings in line with these expectations. We do not anticipate, and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

          Restructuring activity since June 30, 1998 and its components are as follows:

                                          LEASE      SHUT-     INVENTORY   FIXED                      CONTRACTUAL
                             SEVERANCE   PAYMENTS     DOWN     WRITE-OFF   ASSETS   TAX    GOODWILL   OBLIGATIONS
                                (A)        (B)      COSTS(B)      (C)       (C)     (D)      (E)          (F)       OTHER     TOTAL
                             ---------   --------   --------   ---------   ------   ----   --------   -----------   ------   -------
                                                                         (IN THOUSANDS)
   1998 Restructuring
   Charge..................   $8,500       $400       $500      $6,400     $2,300   $700    $2,100      $1,000      $2,100   $24,000
   1998 Cash Payments......    3,300        100        100          --         --     --        --         400         700     4,600
   1998 Non-Cash Charges...       --         --         --       6,400      2,300     --     2,100          --         600    11,400
                              ------       ----       ----      ------     ------   ----    ------      ------      ------   -------
   September 30, 1998
     balance...............   $5,200       $300       $400      $   --     $   --   $700    $   --      $  600      $  800   $ 8,000
   1999 Cash Payments......    3,400        300        400          --         --     --        --         300         400     4,800
   Adjustments(a)..........      900         --         --          --         --     --        --          --          --       900
                              ------       ----       ----      ------     ------   ----    ------      ------      ------   -------
   September 30, 1999
     balance...............   $  900       $ --       $ --      $   --     $   --   $700    $   --      $  300      $  400   $ 2,300
                              ======       ====       ====      ======     ======   ====    ======      ======      ======   =======

---------------

    (a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel). As of September 30, 1999, 154 employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $900 was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan.

    (b) Amount represents lease payments and shutdown costs on exited facilities.

    (c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

    (d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

    (e) Amount represents goodwill associated with exited product lines at SLP.

    (f) Amount represents certain terminated contractual obligations primarily associated with SDS.

    The Company expects to make future cash payments of approximately $1.1 million in 2000 and approximately $1.2 million in 2001 and beyond.

(c) $10.5 million ($6.4 million after tax) consists of transaction and merger and integration costs associated with the LRS Merger. We do not anticipate additional merger and integration costs relating to the LRS or Pinnacle Mergers.

RECONCILIATION OF REPORTED RESULTS

     The following table is presented for ease of reconciliation of the historical reported financial information and the restated results reflecting the Pinnacle Merger and the sale of NPT for 1998 and 1997:

                                                1998 BEFORE
                                                RESTATEMENT     EFFECT OF
                                                FOR PINNACLE   RESTATEMENT     EFFECT OF       1998
                                                 MERGER AND    FOR PINNACLE   RESTATEMENT    REPORTED
                                                  NPT SALE        MERGER      FOR NPT SALE   RESULTS
                                                ------------   ------------   ------------   --------
                                                                   (IN THOUSANDS)
Net sales.....................................    $960,682       $11,809        $47,843      $924,648
Cost of product sold..........................     463,764         4,209         28,489       439,484
Restructuring charges.........................       6,416            --            277         6,139
                                                  --------       -------        -------      --------
Gross profit..................................     490,502         7,600         19,077       479,025
Selling, general and administrative
  expenses....................................     272,067         1,924          9,253       264,738
Restructuring, merger, transaction and
  integration charges.........................      27,431            --            643        26,788
                                                  --------       -------        -------      --------
Operating income..............................     191,004         5,676          9,181       187,499
Interest expense..............................      56,886            --          2,919        53,967
Other expense/(income)........................          52           (80)             3           (31)
Income taxes..................................      56,029            --          2,411        53,618
                                                  --------       -------        -------      --------
Net income from continuing operations.........      78,037         5,756          3,848        79,945
Discontinued operations.......................      (7,750)           --         (3,848)       (3,902)
                                                  --------       -------        -------      --------
Net income....................................    $ 70,287       $ 5,756        $    --      $ 76,043
                                                  ========       =======        =======      ========

                                                1997 BEFORE
                                                RESTATEMENT     EFFECT OF
                                                FOR PINNACLE   RESTATEMENT     EFFECT OF       1997
                                                 MERGER AND    FOR PINNACLE   RESTATEMENT    REPORTED
                                                  NPT SALE        MERGER      FOR NPT SALE   RESULTS
                                                ------------   ------------   ------------   --------
                                                                   (IN THOUSANDS)
Net sales.....................................    $839,026       $10,906        $51,295      $798,637
Cost of product sold..........................     409,648         4,275         30,843       383,080
                                                  --------       -------        -------      --------
Gross profit..................................     429,378         6,631         20,452       415,557
Selling, general and administrative
  expenses....................................     242,257         1,658          9,488       234,427
                                                  --------       -------        -------      --------
Operating income..............................     187,121         4,973         10,964       181,130
Interest expense..............................      47,224            --          2,833        44,391
Other expense/(income)........................         873           (21)           (13)          865
Income taxes..................................      55,211            --          3,446        51,765
                                                  --------       -------        -------      --------
Net income from continuing operations before
  extraordinary item..........................      83,813         4,994          4,698        84,109
Discontinued operations.......................          --            --         (4,698)        4,698
Extraordinary item............................        (673)           --             --          (673)
                                                  --------       -------        -------      --------
Net income....................................    $ 83,140       $ 4,994        $    --      $ 88,134
                                                  ========       =======        =======      ========

SALES GROWTH

     Both our net sales and operating income grew in 1999 from the previous year. Net sales in 1999 increased by 19.3% over 1998. Operating income in 1999 increased by 41.0% over 1998, influenced by the Special Charges discussed above. Excluding the Special Charges, operating income increased by 20.7% over 1998.

     Sales growth for the year ended September 30, 1999 was strong both domestically and internationally. Domestic and international sales increased by 20.5% and 16.6%, respectively, over the prior year. International sales were positively impacted by the weakening of the U.S. dollar and the recovery of economic weakness in the Asian region. If currency effects were removed from sales, the international increase over 1998 would have been 15.6%.

1999 ACQUISITIONS

     As discussed in Item 1, "Business -- General", we have maintained an active program of developing and marketing both new products and product line extensions. We believe that new product introductions are important to the ability of our operating subsidiaries to maintain their competitive positions. We have also pursued numerous acquisition opportunities, completing more than 80 acquisitions since 1993, 19 of which we completed in 1999, one of which was a merger and accounted for as a pooling of interests. Acquisitions completed in 1999 were as follows:

                                            APPROXIMATE
                                         ANNUAL SALES PRIOR   ACQUISITION
                COMPANY                    TO ACQUISITION        DATE                 DESCRIPTION
                -------                  ------------------   -----------             -----------
                                         Labware and Life Sciences
                                        ---------------------------

Invitro Scientific Products, Inc. .....    $ 5.1 million         10/98      Manufacturer of roller bottles
                                                                            and packaging containers used in
                                                                            biological production facilities
                                                                            to manufacture vaccines,
                                                                            pharmaceuticals and other
                                                                            reagents.
Pacofin Intersep Filtration Products
  business of Pacofin, Ltd. ...........    $ 0.9 million         11/98      Manufacturer of ultra filtration
                                                                            products.
Scientific Resources, Inc. ............    $ 4.5 million          1/99      Producer and distributor of
                                                                            chromatography supplies.
Molecular BioProducts, Inc. ...........    $15.6 million          1/99      Manufacturer of disposable
                                                                            liquid handling products used in
                                                                            molecular biology and life
                                                                            sciences.
Matrix Technologies Corporation........    $16.8 million          9/99      Manufacturer of liquid handling
                                                                            products.
                                          Clinical and Industrial
                                         -------------------------

Corning Samco Corporation..............    $22.5 million         10/98      Manufacturer of disposable
                                                                            plastic products used to store
                                                                            and transfer small amounts of
                                                                            liquids in the laboratory.
HistoScreen(TM) and HistoGel(TM)
  product lines of Perk Scientific.....    $ 0.9 million          1/99      Manufacturer of products used
                                                                            for handling small tissue
                                                                            specimens during histology
                                                                            processing.

                                            APPROXIMATE
                                         ANNUAL SALES PRIOR   ACQUISITION
                COMPANY                    TO ACQUISITION        DATE                 DESCRIPTION
                -------                  ------------------   -----------             -----------
Stahmer, Weston & Co., Inc. ...........    $ 3.9 million          2/99      Manufacturer of hand care
                                                                            products for health care workers
                                                                            and specimen container products.
Novelty Glass & Mirror Co., Inc. ......    $ 0.3 million          2/99      Supplier of cut-to-order mirrors
                                                                            to the garment, notion, novelty
                                                                            and dental supply industries.
System Sales Associates, Inc. .........    $ 4.4 million          8/99      Manufacturer of molded
                                                                            disposable plastic labware
                                                                            products.
                                        Diagnostics and Microbiology
                                        ----------------------------

Rascher & Betzold, Inc. ...............    $ 0.1 million          1/99      Manufacturer of high
                                                                            precision-grade hydrometers,
                                                                            thermometers and scientific
                                                                            glassware.
Microgenics Corporation................    $37.2 million          6/99      Manufacturer of diagnostic
                                                                            reagents principally used for
                                                                            drugs of abuse screening.
Micro Test, Inc. ......................    $ 1.6 million          7/99      Manufacturer of transport media
                                                                            for various infectious
                                                                            organisms.
Bioreagent and ELISA immunochemistry
  product lines of Genzyme
  Diagnostics..........................    $ 3.4 million          7/99      Bioreagent and ELISA
                                                                            immunochemistry products.
                                            Laboratory Equipment
                                          -----------------------

Laboratory Devices, Inc. ..............    $ 0.9 million          1/99      Manufacturer of melting point
                                                                            apparatus and other constant
                                                                            temperature laboratory
                                                                            equipment.
Stem Corporation Ltd. .................    $ 1.7 million          8/99      Manufacturer of heating,
                                                                            cooling, stirring and shaking
                                                                            equipment for laboratory
                                                                            applications.
                                            Professional Dental
                                           ---------------------

Pinnacle Products of Wisconsin, Inc. ..    $11.8 million         10/98      Manufacturer of dental
                                                                            disposable infection control
                                                                            products.
                                                Orthodontics
                                               --------------

Endo Direct Ltd........................    $ 0.3 million          7/99      Exclusive distributor of Tycom
                                                                            Dental endodontic products.
                                         Infection Control Products
                                         ---------------------------
Alden Scientific, Inc. and Gulfstream
  Medical, Inc. .......................    $ 3.5 million          7/99      Manufacturer of reagents and
                                                                            related infection control
                                                                            products.

     These acquisitions are consistent with our strategy of acquiring product lines that can be manufactured in existing facilities, sold through existing sales and distribution networks, or both. We intend to continue to seek out acquisition candidates consistent with our strategy. However, there can be no assurance of the number or size of future acquisitions.

NON-CASH CHARGES

     Our reported results of operations reflect goodwill amortization, other amortization, and depreciation, which are non-cash charges, totaling $49.1 million, $55.4 million and $66.5 million in 1997, 1998 and 1999, respectively. Depreciation and amortization increased in 1999 due to our acquisition activity and associated amortization of stepped up assets and goodwill. As discussed below in "Liquidity and Capital Resources", our earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") amounted to $229.3 million, $275.9 million and $331.7 million in 1997, 1998 and 1999, respectively. Adjusted EBITDA, while not a generally accepted accounting principles measure, represents, for any relevant period, net income (except that extraordinary items and discontinued operations are excluded) plus (a) interest expense, (b) provision for income taxes, (c) Special Charges, (d) depreciation, and (e) amortization, all determined on a consolidated basis and in accordance with generally accepted accounting principles.

INTERNATIONAL OPERATIONS

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

     From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. Two of these options were sold in the third quarter of 1998 for $0.4 million. The remaining options expired worthless in the fourth quarter of 1998. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark and the French franc as compared to the third and fourth quarters of 1997. In October 1998, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999 as compared to the second, third and fourth quarters of 1998. These options were sold or expired worthless in their respective quarters of fiscal 1999 at a net gain of $1.1 million. In November 1999, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $47.6 million at a cost of approximately $1.2 million. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the Euro, Danish Krone, and Japanese yen in the second, third and fourth quarters of fiscal 2000 as compared to the second, third and fourth quarters of 1999.

     The following table sets forth our domestic sales and sales outside the United States in 1997, 1998 and 1999. See also Note 15 to our consolidated financial statements contained in Item 8 of this Annual Report.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1997       1998        1999
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
Domestic net sales..........................................  $530,620   $638,518   $  769,600
International net sales.....................................   268,017    286,130      333,613
                                                              --------   --------   ----------
Total net sales.............................................  $798,637   $924,648   $1,103,213
                                                              ========   ========   ==========

     For information regarding legal proceedings that may influence our performance, see Item 1, "Business" and Item 3, "Legal Proceedings".

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 1999
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1998

     Net Sales.

                                                                       DOLLAR    PERCENT
NET SALES: (IN THOUSANDS)                       1998        1999       CHANGE    CHANGE
-------------------------                     --------   ----------   --------   -------
SLP:
  Labware and Life Sciences.................  $228,776   $  268,788   $ 40,012    17.5%
  Clinical and Industrial...................   135,438      176,059     40,621    30.0%
  Diagnostics and Microbiology..............   114,683      171,647     56,964    49.7%
  Laboratory Equipment......................    78,866       98,543     19,677    24.9%
                                              --------   ----------   --------    ----
     Subtotal SLP...........................   557,763      715,037    157,274    28.2%
SDS:
  Professional Dental.......................   188,333      191,923      3,590     1.9%
  Orthodontics..............................   162,510      169,901      7,391     4.5%
  Infection Control Products................    16,042       26,352     10,310    64.3%
                                              --------   ----------   --------    ----
     Subtotal SDS...........................   366,885      388,176     21,291     5.8%
                                              --------   ----------   --------    ----
Total Net Sales.............................  $924,648   $1,103,213   $178,565    19.3%
                                              ========   ==========   ========    ====

     Overall Company. Net sales for the year ended September 30, 1999 increased by $178.6 million or 19.3% from 1998. Net sales at SLP increased by $157.3 million in 1999, an increase of 28.2% from SLP's 1998 net sales. Net sales at SDS increased by $21.3 million in 1999, an increase of 5.8% from SDS's 1998 net sales.

     Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $22.1 million), (b) increased sales of existing products (approximately $10.5 million), (c) increased sales of new products (approximately $3.6 million), (d) price increases (approximately $2.2 million) and (e) favorable foreign currency fluctuations (approximately $1.6 million).

     Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $32.4 million), (b) increased sales of existing products (approximately $4.0 million), (c) price increases (approximately $3.9 million) and (d) increased sales of new products (approximately $0.2 million).

     Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies (approximately $50.1 million), (b) increased sales of existing products (approximately $4.9 million), (c) price increases (approximately $1.2 million) and (d) increased sales of new products (approximately $0.8 million).

     Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from: (a) net sales of products of acquired companies (approximately $21.6 million), (b) increased sales of new products (approximately $2.8 million) and (c) price increases (approximately $1.4 million). Increased sales were partially offset by decreased sales of existing products (approximately $6.0 million).

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased sales of new products (approximately $7.8 million) and (b) favorable foreign currency fluctuations (approximately $0.3 million). Increased sales were partially offset by (a) decreased sales of existing products (approximately $2.7 million) and (b) discontinued products lines (approximately $1.8 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) net sales of products of acquired companies net of discontinued products (approximately $5.0 million), (b) favorable foreign currency fluctuations (approximately $0.9 million), (c) increased sales of existing products (approximately $0.8 million) and (d) increased sales of new products (approximately $0.7 million).

     Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from: (a) net sales of products of acquired companies (approximately $7.5 million) and (b) increased sales of existing products (approximately $2.8 million).

     Gross Profit.

                                               PERCENT OF              PERCENT OF   DOLLAR    PERCENT
   GROSS PROFIT: (IN THOUSANDS)       1998       SALES        1999       SALES      CHANGE    CHANGE
   ----------------------------     --------   ----------   --------   ----------   -------   -------
SLP:
  Labware and Life Sciences.......  $115,725      50.6%     $136,004      51.3%     $20,279    17.5%
  Clinical and Industrial.........    57,351      42.3%       75,407      41.2%      18,056    31.5%
  Diagnostics and Microbiology....    59,407      51.8%       89,458      53.1%      30,051    50.6%
  Laboratory Equipment............    34,697      44.0%       41,089      43.7%       6,392    18.4%
                                    --------      ----      --------      ----      -------    ----
     Subtotal SLP.................   267,180      47.9%      341,958      47.8%      74,778    28.0%
SDS:
  Professional Dental.............   109,307      58.0%      105,979      55.0%      (3,328)   (3.0)%
  Orthodontics....................    93,913      57.8%      106,350      60.0%      12,437    13.2%
  Infection Control Products......     8,625      53.8%       14,208      56.5%       5,583    64.7%
                                    --------      ----      --------      ----      -------    ----
     Subtotal SDS.................   211,845      57.7%      226,537      57.2%      14,692     6.9%
                                    --------      ----      --------      ----      -------    ----
Total Gross Profit................  $479,025      51.8%     $568,495      52.0%     $89,470    18.7%
                                    ========      ====      ========      ====      =======    ====

     Overall Company. Gross profit for the year ended September 30, 1999 increased by $89.5 million or 18.7% from 1998. Gross profit at SLP increased by $74.8 million in 1999, an increase of 28.0% from SLP's 1998 gross profit. Gross profit at SDS increased by $14.7 million in 1999, an increase of 6.9% from SDS's 1998 gross profit.

     Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $12.0 million), (b) increased volume (approximately $5.9 million), (c) price increases (approximately $2.2 million), (d) favorable foreign currency fluctuations (approximately $1.1 million) and (e) the non-recurring 1998 Special Charges (approximately $0.8 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $1.2 million) and (b) an unfavorable product mix (approximately $0.5 million).

     Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $12.1 million), (b) price increases (approximately $3.9 million), (c) an improved product mix (approximately $1.2 million), (d) increased volume (approximately $1.1 million) and (e) inventory valuation adjustments (approximately $0.2 million). Increased gross profit was partially offset by: (a) unfavorable foreign currency fluctuations (approximately $0.4 million) and (b) increased manufacturing overhead (approximately ($0.2 million).

     Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies (approximately $28.7 million), (b) a favorable product mix (approximately $2.4 million), (c) price increases (approximately $1.2 million),
(d) increased volume (approximately $1.2 million) and (e) non-recurring 1998 Special Charges (approximately $0.7 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $4.0 million) and (b) inventory valuation adjustments (approximately $0.3 million).

     Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) the effects of acquired companies (approximately $7.3 million), (b) price increases (approximately $1.4 million),
(c) inventory valuation adjustments (approximately $1.0 million) and (d) a favorable product mix (approximately $0.1 million). Increased gross profit was partially offset by: (a) reduced volume (approximately $1.3 million) and (b) increased manufacturing overhead (approximately $2.1 million).

     Professional Dental. Decreased gross profit in the Professional Dental segment resulted primarily from: (a) inventory valuation adjustments (approximately $6.1 million), (b) exited product lines (approximately $1.7 million) and (c) increased manufacturing overhead (approximately $0.8 million) partially offset by (a) increased volume (approximately $2.5 million) (b) the non-recurring 1998 Special Charges (approximately $1.4 million), (c) a favorable product mix (approximately $1.0 million) and (d) favorable foreign currency fluctuations (approximately $0.4 million).

     Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) decreased manufacturing overhead (approximately $4.4 million), (b) the non-recurring 1998 Special Charges (approximately $3.2 million), (c) the effects of acquired companies net of discontinued product lines (approximately $1.8 million), (d) inventory valuation adjustments (approximately $1.3 million), (e) favorable foreign currency fluctuations (approximately $1.0 million), (f) a favorable product mix (approximately $0.5 million) and (g) increased volume (approximately $0.2 million).

     Infection Control Products. Increased gross profit in the Infection Control Products segment resulted primarily from: (a) the effects of acquired companies (approximately $4.1 million), (b) increased volume (approximately $1.5 million) and (c) the non-recurring 1998 Special Charges (approximately $0.1 million), partially offset by inventory valuation adjustments (approximately $0.2 million).

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SELLING, GENERAL AND ADMINISTRATIVE             PERCENT OF              PERCENT OF    DOLLAR    PERCENT
     EXPENSES: (IN THOUSANDS)          1998       SALES        1999       SALES       CHANGE    CHANGE
-----------------------------------  --------   ----------   --------   ----------   --------   -------
SLP:
  Labware and Life Sciences.......   $ 65,570      28.7%     $ 68,600      25.5%     $  3,030      4.6%
  Clinical and Industrial.........     23,082      17.0%       30,102      17.1%        7,020     30.4%
  Diagnostics and Microbiology....     34,294      29.9%       46,246      26.9%       11,952     34.9%
  Laboratory Equipment............     16,405      20.8%       20,632      20.9%        4,227     25.8%
                                     --------      ----      --------      ----      --------    -----
     Subtotal SLP.................    139,351      25.0%      165,580      23.2%       26,229     18.8%
SDS:
  Professional Dental.............     60,085      31.9%       60,880      31.7%          795      1.3%
  Orthodontics....................     76,915      47.3%       56,250      33.1%      (20,665)   (26.9)%
  Infection Control Products......      6,457      40.3%       10,226      38.8%        3,769     58.4%
                                     --------      ----      --------      ----      --------    -----
     Subtotal SDS.................    143,457      39.1%      127,356      32.8%      (16,101)   (11.2)%
Corporate Office..................      8,718       N/A        11,210       N/A         2,492     28.6%
                                     --------      ----      --------      ----      --------    -----
Total Selling General and
  Administrative Expenses.........   $291,526      31.5%     $304,146      27.6%     $ 12,620      4.3%
                                     ========      ====      ========      ====      ========    =====

     Overall Company. Selling, general and administrative expenses for the year ended September 30, 1999 increased by $12.6 million or 4.3% from 1998.Selling, general and administrative expenses at SLP increased by $26.2 million in 1999, an increase of 18.8% from SLP's 1998 selling, general and administrative expenses.

Selling, general and administrative expenses at SDS decreased by $16.1 million in 1999, a decrease of 11.2% from SDS's 1998 selling, general and administrative expenses. Selling, general and administrative expenses at the corporate office increased by $2.5 million in 1999, an increase of 28.6% from the corporate office's 1998 selling, general and administrative expenses.

     Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $4.9 million), (b) increased general and administrative expenses (approximately $1.6 million) (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.9 million) and (d) unfavorable foreign currency fluctuations (approximately $0.5 million), partially offset by: (a) decreased marketing expenses (approximately $2.3 million) and (b) non-recurring 1998 Special Charges (approximately $2.4 million).

     Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased general and administrative expenses (approximately $2.8 million), (b) increased selling, general and administrative expenses as a result of acquired businesses (approximately $2.6 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.4 million),
(d) increased marketing expenses (approximately $0.3 million), (e) unfavorable foreign currency fluctuations (approximately $0.2 million) and (f) 1999 Special Charges (approximately $0.2 million), partially offset by non-recurring 1998 Special Charges (approximately $0.4 million).

     Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from:
(a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $11.4 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $3.0 million),
(c) increased general and administrative expenses (approximately $0.6 million),
(d) increased marketing expenses (approximately $0.3 million) and (e) increased research and development expense (approximately $0.1 million), partially offset by non-recurring 1998 Special Charges (approximately $3.6 million).

     Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $3.5 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.4 million),
(c) increased general and administrative expenses (approximately $0.6 million),
(d) increased marketing expenses (approximately $0.3 million) and (e) increased research and development expenses (approximately $0.1 million), partially offset by: (a) non-recurring 1998 Special Charges (approximately $0.4 million) and (b) favorable foreign currency fluctuations (approximately $0.1 million).

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased selling and marketing expenses (approximately $3.0 million), (b) the 1999 Special Charges (approximately $1.8 million), (c) increased research and development expenses (approximately ($0.5 million) and (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.1 million), partially offset by: (a) reduced general and administrative expenses (approximately $2.3 million), (b) non-recurring 1998 Special Charges (approximately $1.2 million) and (c) favorable foreign currency fluctuations (approximately $1.1 million).

     Orthodontics. Decreased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) non-recurring 1998 Special Charges (approximately $18.6 million), (b) decreased general and administrative expenses primarily as a result of the six month benefit of the integration of "A" Company with Ormco (approximately $2.2 million), (c) decreased selling and marketing expenses primarily as a result of the six month benefit of the integration of "A" Company with Ormco (approximately $2.5 million) and (d) the 1999 Special Charges (approximately $0.3 million). Decreased selling, general and administrative expenses in the Orthodontics segment were partially offset by
(a) increased research and development expenses (approximately $1.5 million),
(b) increased selling, general and
administrative expenses as a result of acquired companies (approximately $1.0 million) and (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.4 million).

     Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired companies (approximately $2.4 million), (b) increased selling and marketing expenses (approximately ($0.7 million), (c) amortization of intangibles primarily form acquired businesses (approximately $0.3 million) and (d) increased general and administrative expenses (approximately $0.4 million).

     Corporate Office. Increased selling, general and administrative expenses at the corporate office resulted primarily from: (a) an increase in legal expense and professional fees (approximately $1.3 million) and (b) increased salaries and benefits (approximately $1.1 million).

  OPERATING INCOME.

                                               PERCENT OF              PERCENT OF   DOLLAR    PERCENT
OPERATING INCOME: (IN THOUSANDS)      1998       SALES        1999       SALES      CHANGE    CHANGE
--------------------------------    --------   ----------   --------   ----------   -------   -------
SLP:
  Labware and Life Sciences.......  $ 50,155      21.9%     $ 67,404      25.1%     $17,249     34.4%
  Clinical and Industrial.........    34,269      25.3%       45,305      25.7%      11,036     32.2%
  Diagnostics and Microbiology....    25,113      21.9%       43,212      25.2%      18,099     72.1%
  Laboratory Equipment............    18,292      23.2%       20,457      20.8%       2,165     11.8%
                                    --------      ----      --------      ----      -------    -----
     Subtotal SLP.................   127,829      22.9%      176,378      24.7%      48,549     38.0%
SDS:
  Professional Dental.............    49,222      26.1%       45,099      23.5%      (4,123)    (8.4)%
  Orthodontics....................    16,998      10.5%       50,100      29.5%      33,102    194.7%
  Infection Control Products......     2,168      13.5%        3,982      15.1%       1,814     83.7%
                                    --------      ----      --------      ----      -------    -----
     Subtotal SDS.................    68,388      18.6%       99,181      25.6%      30,793     45.0%
Corporate Office..................    (8,718)      N/A       (11,210)      N/A       (2,492)    28.6%
                                    --------      ----      --------      ----      -------    -----
Total Operating Income............  $187,499      20.3%     $264,349      24.0%     $76,850     41.0%
                                    ========      ====      ========      ====      =======    =====

     As a result of the foregoing, operating income in 1999 increased by 41.0% or $76.8 million over operating income in 1998.

  INTEREST EXPENSE.

     Interest expense was $57.1 million in 1999, an increase of $3.2 million from 1998. The increase resulted from a higher average debt balance in 1999, resulting primarily from funding acquisitions, partially offset by the reduction of debt from our sale of NPT.

  INCOME TAXES.

     Taxes on income from continuing operations were $81.2 million, an increase of $27.6 million from 1998. The increase resulted primarily from increased taxable earnings offset partially by a lower effective tax rate.

  INCOME FROM CONTINUING OPERATIONS.

     As a result of the foregoing we had net income from continuing operations of $125.3 million in 1999, as compared to $79.9 million in 1998.

  DISCONTINUED OPERATIONS.

     Income from discontinued operations was $0.1 million in 1999, an increase of $4.0 million from a loss of $3.9 million in 1998. The 1998 discontinued operations resulted from a non-recurring charge of $12.5 million

($7.8 million net of tax) related to legal settlement partially offset by the operating results of NPT ($3.8 million net of tax). The 1999 discontinued operations represent results of NPT through the sale date of March 31, 1999.

  EXTRAORDINARY ITEM.

     On March 31, 1999 Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain -- France. Net proceeds from the sale, net of $1.9 million of selling expenses and a reduction to the original purchase price of approximately $2.6 million, amounted to $83.2 million. The Company realized a gain on this sale of $17.2 million (net of tax of $15.8 million). The proceeds of the sale net of tax and expenses were used to repay approximately $67.9 million of debt under the Company's credit facilities.

  NET INCOME.

     As a result of the foregoing, we had net income of $142.5 million in 1999, as compared to net income of $76.0 million in 1998.

  DEPRECIATION AND AMORTIZATION.

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $11.0 million in 1999 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

  NEW ACCOUNTING PRONOUNCEMENTS.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997. As a result of SFAS 130, we are required to separately report comprehensive income components previously excluded from our net income. Comprehensive income includes all changes to equity during a period except those resulting from investments by or distributions to shareholders. We have chosen to disclose comprehensive income in the accompanying Consolidated Statement of Changes in Shareholders' Equity. See note 16 to our consolidated financial statements contained in Item 8 of this Annual Report. We adopted SFAS 130 in our first quarter of fiscal 1999.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way we are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We have adopted SFAS 131 in fiscal 1999, changed the composition of our business segments accordingly and restated prior period segment information to reflect this change. See note 15 to our consolidated financial statements contained in Item 8 of this Annual Report.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifies the accounting treatment provided for computer software costs depending upon the type of cost incurred. This statement is effective for our fiscal year 2000 financial statements and restatement of prior years will not be permitted. We are currently evaluating the extent to which SOP 98-1 will effect our financial position and results of operations. We do not believe the adoption of SOP 98-1 will have a material impact on our financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements for periods beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It is our intention to adopt SFAS 133 in our first quarter of our 2001 fiscal year. We do not believe the adoption of SFAS 133 will have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 1998
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

     Net Sales.

                                                                            DOLLAR     PERCENT
NET SALES: (IN THOUSANDS)                            1997        1998       CHANGE     CHANGE
-------------------------                          --------    --------    --------    -------
SLP:
  Labware and Life Sciences......................  $212,430     228,776      16,346      7.7%
  Clinical and Industrial........................   109,868     135,438      25,570     23.3%
  Diagnostics and Microbiology...................    47,675     114,683      67,008    140.6%
  Laboratory Equipment...........................    69,967      78,866       8,899     12.7%
                                                   --------    --------    --------    ------
     Subtotal SLP................................   439,940     557,763     117,823     26.8%
SDS:
  Professional Dental............................   185,831     188,333       2,502      1.3%
  Orthodontics...................................   158,107     162,510       4,403      2.8%
  Infection Control Products.....................    14,759      16,042       1,283      8.7%
                                                   --------    --------    --------    ------
     Subtotal SDS................................   358,697     366,885       8,188      2.3%
                                                   --------    --------    --------    ------
Total Net Sales..................................  $798,637    $924,648    $126,011     15.8%
                                                   ========    ========    ========    ======

     Overall Company. Net sales for the year ended September 30, 1998 increased by $126.0 million or 15.8% from 1997. Net sales at SLP increased by $117.8 million in 1998, an increase of 26.8% from SLP's 1997 net sales. Net sales at SDS increased by $8.2 million in 1998, an increase of 2.3% from SDS's 1997 net sales.

     Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) increased sales of existing products (approximately $9.9 million), (b) net sales of products of acquired companies (approximately $5.3 million), (c) increased sales of new products (approximately $3.3 million) and (d) price increases (approximately $1.1 million). Increased sales were partially offset by unfavorable foreign currency fluctuations (approximately $3.1 million).

     Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $24.7 million), (b) price increases (approximately $1.1 million),
(c) increased sales of new products (approximately $0.9 million) and (d) increased sales of existing products (approximately $0.2 million). Increased sales were partially offset by unfavorable foreign currency fluctuations (approximately $1.3 million).

     Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies (approximately $68.4 million) and (b) increased sales of new products (approximately $0.2 million). Increased sales were partially offset by
(a) decreased sales of existing products (approximately $1.5 million) and (b) price decreases (approximately $0.2 million).

     Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from: (a) net sales of products of acquired companies (approximately $10.3 million), (b) price increases (approximately $2.1 million) and (c) increased sales of new products (approximately $0.9 million). Increased sales were partially offset by decreased sales of existing products (approximately $4.5 million).

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased sales of new products (approximately $4.2 million) and (b) increased sales of existing products (approximately $4.2 million). Increased sales were partially offset by (a) unfavorable foreign currency fluctuations (approximately $4.8 million) and (b) net sales of products of acquired companies net of discontinued product lines (approximately $1.1 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) net sales of products of acquired companies net of discontinued product lines (approximately $7.0 million), (b) increased sales of new products (approximately $2.3 million). Increased sales were partially offset by (a) decreased sales of existing products (approximately $2.5 million) and (b) unfavorable foreign currency fluctuations (approximately $2.4 million).

     Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from net sales of products of acquired companies (approximately $4.0 million), partially offset by decreased sales of existing products (approximately $2.7 million).

     Gross Profit.

                                             PERCENT OF              PERCENT OF   DOLLAR    PERCENT
GROSS PROFIT: (IN THOUSANDS)        1997       SALES        1998       SALES      CHANGE    CHANGE
----------------------------      --------   ----------   --------   ----------   -------   -------
SLP:
  Labware and Life Sciences.....  $109,054      51.3%     $115,725      50.6%     $ 6,671      6.1%
  Clinical and Industrial.......    45,310      41.2%       57,351      42.3%      12,041     26.6%
  Diagnostics and
     Microbiology...............    25,329      53.1%       59,407      51.8%      34,078    134.5%
  Laboratory Equipment..........    30,583      43.7%       34,697      44.0%       4,114     13.5%
                                  --------      ----      --------      ----      -------    -----
     Subtotal SLP...............   210,276      47.8%      267,180      47.9%      56,904     27.1%
SDS:
  Professional Dental...........   102,147      55.0%      109,307      58.0%       7,160      7.0%
  Orthodontics..................    94,800      60.0%       93,913      57.8%        (887)    (0.9)%
  Infection Control Products....     8,334      56.5%        8,625      53.8%         291      3.5%
                                  --------      ----      --------      ----      -------    -----
     Subtotal SDS...............   205,281      57.2%      211,845      57.7%       6,564      3.2%
                                  --------      ----      --------      ----      -------    -----
Total Gross Profit..............  $415,557      52.0%     $479,025      51.8%     $63,468     15.3%
                                  ========      ====      ========      ====      =======    =====

     Overall Company. Gross profit for the year ended September 30, 1998 increased by $63.5 million or 15.3% from 1997. Gross profit at SLP increased by $56.9 million in 1998, an increase of 27.1% from SLP's 1997 gross profit. Gross profit at SDS increased by $6.6 million in 1998, an increase of 3.2% from SDS's 1997 gross profit.

     Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) increased volume (approximately $6.5 million), (b) the effects of acquired companies (approximately $2.5 million), (c) reduced amortization (approximately $1.3 million), (d) price increases (approximately $1.0 million) and (e) a favorable product mix (approximately $1.0 million). Increased gross profit was partially offset by:
(a) increased manufacturing overhead (approximately $2.8 million), (b) unfavorable foreign currency fluctuations (approximately $1.9 million), (c) the 1998 Special Charges (approximately $0.8 million) and (d) inventory valuation adjustments (approximately $0.2 million).

     Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $7.7 million), (b) a favorable product mix (approximately $2.3 million), (c) price increases (approximately $1.1 million),
(d) increased volume (approximately $0.9 million), (e) decreased manufacturing overhead (approximately $0.5 million) and (f) reduced amortization (approximately $0.3 million). Increased gross profit was partially offset by:
(a) unfavorable foreign currency fluctuations (approximately $0.6 million) and
(b) inventory valuation adjustments (approximately $0.2 million).

     Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies (approximately $35.3 million), (b) decreased manufacturing overhead (approximately $0.3 million) and (c) a favorable product mix (approximately $0.1 million). Increased gross profit was partially offset by: (a) the non-recurring 1998 Special Charges

(approximately $0.7 million), (b) decreased volume (approximately $0.5 million),
(c) price decreases (approximately $0.2 million) and (d) inventory valuation adjustments (approximately $0.2 million).

     Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) the effects of acquired companies (approximately $4.0 million), (b) price increases (approximately $2.1 million),
(c) inventory valuation adjustments (approximately $0.8 million), (d) decreased amortization (approximately $0.3 million ) and (e) a favorable product mix (approximately $0.2 million). Increased gross profit was partially offset by:
(a) reduced volume (approximately $1.8 million) and (b) increased manufacturing overhead (approximately $1.4 million).

     Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $5.8 million), (b) inventory valuation adjustments (approximately $4.1 million), (c) favorable manufacturing variances (approximately $1.0 million), (d) reduced amortization (approximately $0.8 million) and (e) an improved product mix (approximately $0.6 million). Increased gross profit was partially offset by:
(a) unfavorable foreign currency fluctuations (approximately $2.7 million), (b) the 1998 Special Charges (approximately $1.4 million) and (c) exited product lines (approximately $1.1 million).

     Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) unfavorable foreign currency fluctuations (approximately $2.3 million), (b) the 1998 Special Charges (approximately $3.2 million) and (c) inventory valuation adjustments (approximately $2.5 million). Decreased gross profit was partially offset by: (a) the effects of acquired companies net of discontinued product lines (approximately $4.4 million), (b) a favorable product mix (approximately $1.4 million), (c) an increase in volume (approximately $0.7 million), (d) favorable manufacturing variances (approximately $0.4 million) and
(e) reduced amortization (approximately $0.2 million).

     Infection Control Products. Increased gross profit in the Infection Control Products segment was primarily from: (a) the effects of acquired companies (approximately $2.3 million) and (b) inventory valuation adjustments ($0.2 million). Increased gross profit was partially offset by: (a) decreased volume (approximately $1.9 million), (b) unfavorable manufacturing variances (approximately $0.2 million) and (c) the 1998 Special Charges (approximately $0.1 million).

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SELLING GENERAL AND ADMINISTRATIVE             PERCENT OF              PERCENT OF   DOLLAR    PERCENT
EXPENSES: (IN THOUSANDS)              1997       SALES        1998       SALES      CHANGE    CHANGE
----------------------------------  --------   ----------   --------   ----------   -------   -------
SLP:
  Labware and Life Sciences.......  $ 56,084      26.4%     $ 65,570      28.7%     $ 9,486     16.9%
  Clinical and Industrial.........    20,974      19.1%       23,082      17.0%       2,108     10.1%
  Diagnostics and Microbiology....    14,151      29.7%       34,294      29.9%      20,143    142.3%
  Laboratory Equipment............    12,196      17.4%       16,405      20.8%       4,209     34.5%
                                    --------      ----      --------      ----      -------    -----
     Subtotal SLP.................   103,405      23.5%      139,351      25.0%      35,946     34.8%
SDS:
  Professional Dental.............    55,176      29.7%       60,085      31.9%       4,909      8.9%
  Orthodontics....................    62,524      39.5%       76,915      47.3%      14,391     23.0%
  Infection Control Products......     4,836      32.8%        6,457      40.3%       1,621     33.5%
                                    --------      ----      --------      ----      -------    -----
     Subtotal SDS.................   122,536      34.2%      143,457      39.1%      20,921     17.1%
Corporate Office..................     8,486       N/A         8,718       N/A          232      2.7%
                                    --------      ----      --------      ----      -------    -----
Total Selling General and
  Administrative Expenses.........  $234,427      29.4%     $291,526      31.5%     $57,099     24.4%
                                    ========      ====      ========      ====      =======    =====

     Overall Company. Selling, general and administrative expenses for the year ended September 30, 1998 increased by $57.1 million or 24.4% from 1997. Selling, general and administrative expenses at SLP increased by $35.9 million in 1998, an increase of 34.8% from SLP's 1997 selling, general and administrative expenses.

Selling, general and administrative expenses at SDS increased by $20.9 million in 1998, an increase of 17.1% from SDS's 1997 selling, general and administrative expenses. Selling, general and administrative expenses at the corporate office increased by $0.2 million in 1998, an increase of 2.7% from the corporate office's 1997 selling, general and administrative expenses.

     Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $3.3 million), (b) increased general and administrative expenses (approximately $3.3 million), (c) 1998 Special Charges (approximately $2.6 million), (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.6 million) and (e) increased marketing expenses (approximately $0.8 million), partially offset by:
(a) reduced research and development expenses (approximately $0.7 million) and
(b) unfavorable foreign currency fluctuations (approximately $0.4 million).

     Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $3.6 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.0 million),
(c) increased marketing expenses (approximately $0.8 million) and (d) 1998 Special Charges (approximately $0.2 million), partially offset by: (a) favorable foreign currency fluctuations (approximately $0.2 million) and (b) a reduction in general and administrative expenses (approximately $3.4 million).

     Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from:
(a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $11.7 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $3.7 million),
(c) 1998 Special Charges (approximately $3.6 million), (d) increased general and administrative expenses (approximately $1.1 million) and (e) increased marketing expenses (approximately $0.2 million) partially offset by reduced research and development expenses (approximately $0.1 million).

     Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.8 million), (b) increased selling, general and administrative expenses as a result of acquired businesses (approximately $1.0 million), (c) 1998 Special Charges (approximately $0.5 million), (d) increased marketing expenses (approximately $0.4 million),
(e) increased research and development expenses (approximately $0.3 million) and
(f) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.2 million).

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses (approximately $3.5 million) (b) 1998 Special Charges (approximately $1.2 million), (c) increased selling and marketing expenses (approximately $0.8 million) and (d) increased research and development expenses (approximately $0.4 million), partially offset by favorable foreign currency fluctuations (approximately $0.9 million).

     Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) 1998 Special Charges (approximately $18.6 million), (b) increased selling, general and administrative expenses as a result of acquired businesses (approximately $4.8 million) and (c) increased general and administrative expenses (approximately $0.1 million). Increased selling general and administrative expenses were partially offset by
(a) favorable currency fluctuations (approximately $5.1 million), (b) reduced selling and marketing expenses primarily as a result of the six month benefits from the integration of "A" Company with Ormco (approximately $2.3 million), (c) reduced research and development expenses (approximately $1.2 million) and (d) decreased amortization (approximately $0.5 million).

     Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment were primarily from: (a) increased marketing expenses (approximately

$0.6 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.5 million), (c) increased general and administrative expenses (approximately $0.2 million), (d) increased research and development expenses (approximately $0.2 million) and (e) increased selling, general and administrative expenses as a result of acquired businesses (approximately $0.1 million).

  OPERATING INCOME.

                                                PERCENT                PERCENT OF   DOLLAR    PERCENT
 OPERATING INCOME (IN THOUSANDS)      1997      OF SALES      1998       SALES      CHANGE    CHANGE
 -------------------------------    --------   ----------   --------   ----------   -------   -------
SLP:
  Labware and Life Sciences.......  $ 52,970     24.9%      $ 50,155     21.9%      $(2,815)    (5.3)%
  Clinical and Industrial.........    24,336     22.2%        34,269     25.3%        9,933     40.8%
  Diagnostics and Microbiology....    11,178     23.4%        25,113     21.9%       13,935    124.7%
  Laboratory Equipment............    18,387     26.3%        18,292     23.2%          (95)    (0.5)%
                                    --------      ---       --------      ---       -------    -----
     Subtotal SLP.................   106,871     24.3%       127,829     22.9%       20,958     19.6%
SDS:
  Professional Dental.............    46,971     25.3%        49,222     26.1%        2,251      4.8%
  Orthodontics....................    32,276     20.4%        16,998     10.5%      (15,278)   (47.3)%
  Infection Control Products......     3,498     23.7%         2,168     13.5%       (1,330)   (38.0)%
                                    --------      ---       --------      ---       -------    -----
     Subtotal SDS.................    82,745     23.1%        68,388     18.6%      (14,357)   (17.4)%
Corporate Office..................    (8,486)     N/A         (8,718)     N/A          (232)     2.7%
                                    --------      ---       --------      ---       -------    -----
Total Operating Income............  $181,130     22.7%      $187,499     20.3%      $ 6,369      3.5%
                                    ========      ===       ========      ===       =======    =====

     As a result of the foregoing, operating income in 1998 increased by 3.5% or $6.3 million over operating income in 1997.

     Interest Expense.

     Interest expense was $54.0 million in 1998, an increase of $9.6 million from 1997. The increase resulted from a higher average debt balance in 1998, resulting primarily from funding acquisitions.

     Income Taxes.

     Taxes on income from continuing operations were $53.6 million, an increase of $1.8 million from 1997. The increase resulted primarily from increased taxable earnings and a higher effective tax rate partially offset by increased expenses associated with the 1998 Special Charges.

     Income From Continuing Operations.

     As a result of the foregoing we had net income from continuing operations of $79.9 million in 1998, as compared to $84.1 million in 1997.

     Discontinued Operations.

     Losses from discontinued operations were $3.9 million in 1998, a decrease of $8.6 million from income of $4.7 million in 1997. The decrease in income from discontinued operations resulted from a 1998 non-recurring charge of $12.5 million ($7.8 million net of tax) related to legal settlement and by a decrease in the operating results of NPT ($0.8 million net of tax).

     Net Income.

     As a result of the foregoing, we had net income of $76.0 million in 1998, as compared to net income of $88.1 million in 1997.

     Depreciation and Amortization.

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $6.4 million in 1998 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the acquisition of Sybron's predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $228.2 million in 1999, primarily as a result of continued acquisition activity. We believe, therefore, that Adjusted EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

     Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the 1987 acquisition and our subsequent refinancings, our obligation to pay rent under the Sale/ Leaseback facility (as defined herein), our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring in 1998, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. See Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report. Approximately $164.6 million of cash was generated from operating activities in 1999, a decrease of $5.4 million or 3.2%, from 1998. Decreased cash flow from operating activities resulted primarily from an increase in taxes paid (approximately $30.1 million), increases in net assets (approximately $26.9 million) and an increase in interest paid (approximately $4.2 million), partially offset by an increase in Adjusted EBITDA (approximately $55.8 million). Approximately $270.0 million of cash was used in investing activities in 1999, a decrease of $9.5 million, or 3.4%, from 1998. Decreased investing activities resulted primarily from the sale of NPT (approximately $85.8 million), partially offset by the proceeds from the sale of a security (approximately $50.5 million), an increase in acquisitions (approximately $21.3 million), a decrease in the proceeds from sales of property plant and equipment (approximately $4.0 million) and increased capital expenditures (approximately $0.6 million). Approximately $99.7 million of cash was provided from financing activities, primarily from proceeds from collateral from a loaned security (approximately $50.5 million), the Company's existing Credit Facilities (approximately $37.0 million), proceeds from the exercise of employee stock options (approximately $10.7 million) and proceeds from other financing sources (approximately $5.7 million), partially offset by financing fees related to the new Term B loan and the securities lending agreement (approximately $4.2 million). With respect to the 1998 Special Charges of approximately $33.6 million, of which approximately $22.2 million represents cash expenditures, as of September 30, 1999, we have made cash payments of approximately $19.9 million. The Company expects to make future cash payments of approximately $1.1 million in fiscal 2000 and approximately $1.2 million in fiscal 2001 and beyond.

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

     On July 31, 1995, we entered into a credit agreement (as amended to date, the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300 million (the "Tranche A Term Loan Facility"), and a revolving credit facility of $250 million (the "Revolving Credit Facility"). On the same day, we borrowed $300 million under the Tranche A Term Loan Facility and approximately $122.5 million under the Revolving Credit Facility. Approximately $158.5 million of the borrowed funds were used to finance the acquisition of the Nunc group of companies (approximately $9.1 million of the acquisition price for Nunc was borrowed under our previous credit facilities). The remaining borrowed funds of approximately $264.0 million were used to repay outstanding amounts, including accrued interest, under our previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the capacity of the Revolving Credit Facility was increased to $300 million, and a competitive bid process was established as an additional option for us in setting interest rates. On April 25, 1997, we entered into the Second Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment was an expansion of the credit facilities. The Tranche A Term Loan Facility was restored to $300 million by increasing it by $52.5 million (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300 million to $600 million. On April 25, 1997, we borrowed a total of $622.9 million under the credit facilities. The proceeds were used to repay $466.3 million of previously existing Eurodollar Rate and Tranche A ABR loans (as defined below) (including accrued interest and certain fees and expenses) under the credit facilities and to pay $156.6 million with respect to the purchase of Remel Limited Partnership which includes both the purchase price and payment of assumed debt. The $72 million of CAF borrowings (as defined below) remained in place. On July 1, 1998, we completed the First Amendment to the Second Amended Credit Agreement (the "Additional Amendment"). The Additional Amendment provided for an increase in the Tranche A Term Loan Facility of $100 million. On July 1, 1998, we used the $100 million of proceeds from the Additional Amendment to pay $100 million of existing debt balances under the Revolving Credit Facility. The Additional Amendment also provided us with the ability to use proceeds from the issuance of additional unsecured, subordinated indebtedness of up to $300 million, to pay amounts outstanding under the Revolving Credit Facility without reducing our ability to borrow under the Revolving Credit Facility in the future. On July 29, 1999, we entered into the Third Amended and Restated Credit Agreement (the "Third Amendment") and borrowed an additional $300 million under a new term loan facility (the "Tranche B Term Loan Facility"). On July 29, 1999, we used the $300 million of proceeds from the Tranche B Term Loan Facility (after a reduction for fees of approximately $1.6 million) to repay $298.4 million of outstanding amounts under the Revolving Credit Facility.

     Payment of principal and interest with respect to the credit facilities and the Sale/Leaseback (as defined later herein) are anticipated to be our largest use of operating funds in the future. The Tranche A Term Loan Facility and Revolving Credit Facility provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "Tranche A ABR") or (b) the adjusted interbank offered rate for eurodollar deposits ("Eurodollar Rate") plus 1/2% to 7/8% (the "Tranche A Eurodollar Rate Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined in the Third Amendment), or (c) with respect to certain advances under Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility ("CAF"). The Tranche B Term Loan Facility provides for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate plus 1% to 1 1/4%, (ii) the federal funds rate plus of 1 1/2% to 1 3/4%, and (iii) the base CD rate plus 2% to 2 1/4%, depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit or (b) the Eurodollar Rate plus 2% to 2 1/4% depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit. The average interest rate on the Tranche A Term Loan Facility (inclusive of the swap agreements described below) in 1999 was 6.7%. The average interest rate on the Tranche B Term Loan Facility in 1999 was 7.7%. The average interest rate on the Revolving Credit Facility in 1999 was 6.0%.

     As a result of the terms of our credit facilities, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of September 30, 1999, the Company has seven interest rate swaps outstanding aggregating a notional amount of $334.5 million. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In 1999, the Tranche A and Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Margin, which became applicable on July 29, 1999, was 2.0%. The swap agreement rates and durations as of September 30, 1999 are as follows:

         EXPIRATION DATE           NOTIONAL AMOUNT   SWAP AGREEMENT DATE   SWAP AGREEMENT RATE
         ---------------           ---------------   -------------------   -------------------
June 8, 2002.....................   $ 50 million     December 8, 1995             5.500%
February 7, 2001.................   $ 50 million     August 7, 1997               5.910%
August 7, 2001...................   $ 50 million     August 7, 1997               5.897%
September 10, 2001...............   $ 50 million     December 8, 1995             5.623%
December 31, 2001................   $9.5 million     March 24, 1999               5.500%
July 31, 2002....................   $ 75 million     May 7, 1997                  6.385%
July 31, 2002....................   $ 50 million     October 23, 1998             4.733%

     On September 15, 1999, we entered into forward swap beginning October 1, 1999 in the notional amount of $50 million. This agreement expires on October 1, 2002 and has a swap agreement rate of 6.26%.

     Also as part of the permanent financing for the acquisition of Sybron's predecessor in 1987, on December 22, 1988, we entered into the sale and leaseback of what were our principal domestic facilities at that time (the "Sale/Leaseback"). In January 1999, the annual obligation under the Sale/Leaseback increased from $3.3 million to $3.6 million, payable monthly. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will occur on January 1, 2004.

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

     The Revolving Credit Facility provides up to $600 million in available credit. At September 30, 1999, there was approximately $315.2 million of available credit under the Revolving Credit Facility. Under the Tranche A Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in fiscal 1997, $35.0 million due in fiscal 1998 and $17.5 million of the $36.25 million due in fiscal 1999. On March 31, 1999, as a result of the sale of NPT, the Company received approximately $87.7 million (approximately $86.0 million net of fees and expenses). Net proceeds of the sale, after a reduction for estimated applicable income taxes, were required to be used to repay amounts owed by the Company under the Tranche A Term Loan Facility. On March 31, 1999, the Company paid principal of approximately $67.9 million due under the Tranche A Term Loan Facility. The following table shows how the payments were applied, and the resulting revised schedule of principal payments under the Tranche A Term Loan Facility.

                                                                                 PRINCIPAL DUE
                                                  PAYMENTS      PREVIOUSLY     AFTER APPLICATION
                                                APPLIED FROM     SCHEDULED          OF NPT
                                                  NPT SALE       PRINCIPAL         PROCEEDS
                                                ------------   -------------   -----------------
                                                               (IN MILLIONS)
Payments previously due in fiscal 1999........     $18.75         $ 18.75           $    --
Payments due in 2000..........................      42.50           42.50                --
Payments due in 2001..........................       1.29           53.75             52.46
Payments due in 2002..........................       5.37          223.75            218.38
                                                   ------         -------           -------
Total.........................................     $67.91         $338.75           $270.84
                                                   ======         =======           =======

     In addition, under the terms of the Tranche B Term Loan Facility, the Company will be required to repay principal in consecutive quarterly installments beginning on January 31, 2000 as follows: $0.75 million due in fiscal 2000, $1.0 million due in fiscal 2001, $1.0 million due in fiscal 2002, $120.25 million due in fiscal 2003 and $177 million due in fiscal 2004, with the final payment due on July 31, 2004. To secure the repayment of borrowings under the Credit Agreement, the Company has pledged to Chase, as collateral agent for the lenders, all of the capital stock of the Company's principal domestic subsidiaries and 65% of the capital stock of its principal foreign subsidiaries (excluding capital stock not owned by the Company directly or indirectly, and also excluding certain immaterial subsidiaries), and certain intra-company promissory notes issued in connection with the acquisition of Nunc.

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

     We have been addressing the Y2K issue with a corporate-wide initiative sponsored by Sybron's Vice President-Finance and Chief Financial Officer and its Vice President-General Counsel and Secretary, and led at the subsidiary level by the Executive Vice President and Chief Financial Officer of SLP and the Vice President and Chief Information Officer of SDS. The four main phases of the initiative include (1) identification of affected mission critical software utilized by both information and non-information technology systems, (2) assessment of the risk associated with such affected software and development of a plan for modifying or replacing the software, (3) implementation of solutions under the plan, and (4) testing of the solutions. The initiative also includes communication with our significant suppliers, vendors and customers to determine the extent to which we are vulnerable to any failures by them to address the Y2K issue. The program contemplates the development of contingency plans where needed to deal with Company systems and third party issues.

     We have completed the identification, risk-assessment and plan development phases (phases (1) and (2)) of our initiative with respect to our internal systems. Our work in these phases has included both information technology ("IT") and non-information technology ("non-IT") systems. The IT systems include accounting, financial, budgeting, invoicing and other business systems. Non-IT systems include manufacturing production lines and equipment, elevators, heating, ventilation and air conditioning systems, and telephone systems. Although we believe we have substantially completed these phases, we recognize that because of the nature of the Year 2000 problem, work in these phases will continue up to the Year 2000 as new equipment, software, product lines and businesses are added in the normal course of our operations, including our acquisition program.

     We have completed our implementation phase (phase (3)) with respect to our internal systems. In most cases, we have upgraded existing software to versions which are Y2K compliant. In other cases software platforms have been replaced with more current, compliant systems, internally developed software has been reprogrammed, and hardware has been replaced. As with phases 1 and 2, work in phase 3 will continue up to the Year 2000 as new equipment, software, product lines and businesses are added in the normal course of our operations.

     The testing phase (phase (4)) is also completed. Our efforts in this phase included testing by end users and determination by appropriate local Y2K project managers that the remediated or replaced systems are Y2K compliant. In those cases where testing could not be conducted by Company personnel, as in the case of certain imbedded logic components, we have relied on vendor certifications.

     The Company and each of its subsidiaries have project schedules which include the task of corresponding with critical vendors, customers, suppliers and other third parties to inquire about their Y2K readiness. The Company and its subsidiaries believe they have sent Y2K inquires to all critical third parties. Based on the responses or lack of responses to date, the Company has determined there is a risk that some critical suppliers (i.e. those that are key to a product line or which represent a sole source of supply), will not be Y2K compliant. The Company's subsidiaries have developed contingency plans to deal with this risk. Depending on the vendor and product at issue, the Company has established an alternative source, built inventory, or identified substitute products. We believe our contingency plans will enable our subsidiaries to continue to operate without any significant disruption.

     Our Year 2000 initiative contemplated the development of contingency plans as we tested our software solutions and complete our risk assessments with respect to third parties. Based upon the testing of our internal systems, we believe that significant operational problems and costs (including loss of revenue) are not reasonably likely to result from the failure of such systems as a result of the Y2K issue. However, our contingency plans call for each of our operations to check both IT and non-IT systems shortly after the calendar year-end to identify any potential problems. We believe our most reasonably likely worst case scenarios would be the failure of an important supplier to deliver requested materials, parts or products or the failure of a significant distributor to get our products to end users. With respect to suppliers, as set forth in the previous paragraph, the Company's subsidiaries have developed and are implementing contingency plans to deal with this risk. Based on our analysis to date, we believe that the operational problems that would reasonably likely result from the failure of critical suppliers would not be significant. The associated costs relating to supplier problems and the cost of associated contingency planning (including the cost of building inventory and qualifying alternative suppliers) have not been significant to date. Although we have not done an analysis to determine the effect of the failure of a significant distributor to be able to ship our products to end users as a result of Y2K issues, our review to date has not identified any significant distributor to be reasonably likely to have significant Y2K compliance issues. To deal with the risk from a contingency planning standpoint, we plan to communicate with all of our significant distributors shortly after the year change, and to monitor to the extent possible any difficulties a distributor may be having with respect to shipment or ordering of and payment for our product. We will also work with our distributors to find alternative ways to supply customers in the event a distributor has problems in that area.

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

                 YEAR 2000                                                      FISCAL 2000
           (IN THOUSANDS) (EST.)             FISCAL 1998    FISCAL 1999    FIRST 3 MONTHS (EST.)
           ---------------------             -----------    -----------    ---------------------
Capital Costs..............................    $1,657         $1,335               $ 59
Expenses...................................       914            492                 41
                                               ------         ------               ----
Total......................................    $2,571         $1,827               $100
                                               ======         ======               ====

     The foregoing statements about our beliefs regarding the potential effects of the Y2K issue on our businesses, and the foregoing estimates of our Y2K costs are forward-looking statements. These statements and estimates are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Y2K issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the indirect impact of third parties with whom we do business and who do not mitigate their Y2K compliance problems, and similar uncertainties.

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

CAUTIONARY FACTORS

     This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

     - Factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with the economic downturn in other countries.

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

     - Factors affecting our ability to profitably distribute and sell our products, including any changes in our business relationships with our principal distributors, primarily in the laboratory group, competitive factors such as the entrance of additional competitors into our markets, pricing and technological competition, and risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing dental, orthodontic and laboratory technologies.

     - With respect to the Clinical and Industrial segment, factors affecting its Erie Electroverre S.A. subsidiary's ability to manufacture the glass used by the Clinical and Industrial segment's worldwide manufacturing operations, including delays encountered in connection with the periodic rebuild of the sheet glass furnace and furnace malfunctions at a time when inventory levels are not sufficient to sustain Erie's flat glass operations.

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

FOREIGN EXCHANGE

     We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. At September 30, 1999 we had no outstanding foreign currency options. Our foreign currency exposure exists primarily in the Euro, Danish Krone and the Japanese Yen values versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions are accomplished with options that expire on or near the maturity date of the anticipated transactions. In November 1999 we entered into nine foreign currency options to hedge our exposure to each of the aforementioned currencies.

     In 2000, we expect our exposure from our primary foreign currencies to approximate the following:

                                                            ESTIMATED
                                                       EXPOSURE DENOMINATED      ESTIMATED
                                                        IN THE RESPECTIVE        EXPOSURE
CURRENCY                                                 FOREIGN CURRENCY     IN U.S. DOLLARS
--------                                               --------------------   ---------------
                                                                   (IN THOUSANDS)
Euro (EUR)...........................................  42,000 EUR                 $44,520
Danish Krone (DKK)...................................  87,400 DKK                  12,485
Japanese Yen (JPY)................................... 800,000 JPY                   7,619

     As a result of these anticipated exposures, we entered into a series of options expiring at the end of the second, third and fourth quarters of 2000 to protect ourselves from possible detrimental effects of foreign currency fluctuations. We accomplished this by taking approximately one-fourth of the exposure in each of the foreign currencies listed above and purchasing a put option on that currency (giving us the right but not the obligation to sell the foreign currency at a predetermined rate). We purchased put options on the foreign currencies at amounts approximately equal to our quarterly exposure. The EUR and DKK options expire on a quarterly basis, at an exchange rate approximately equal to the spot exchange rate at the date of purchase for each of the respective currencies. The JPY options expire on a quarterly basis at an exchange rate approximately equal to the prior year's respective quarters actual exchange rate. In November 1999, we acquired the following put options:

                                         NOTIONAL                             OPTION    STRIKE
CURRENCY                                AMOUNT(A)        EXPIRATION DATE      PRICE    PRICE(B)
--------                               ------------   ---------------------   ------   --------
                                       (IN THOUSANDS, EXCEPT STRIKE PRICES)
EUR..................................     10,500      March 29, 2000           $250      .9524
EUR..................................     10,500      June 28, 2000             297      .9524
EUR..................................     10,500      September 26, 2000        329      .9524
DKK..................................     21,850      March 29, 2000             88       7.00
DKK..................................     21,850      June 28, 2000             103       7.00
DKK..................................     21,850      September 26, 2000        114       7.00
JPY..................................    200,000      March 29, 2000              9     116.00
JPY..................................    200,000      June 28, 2000              10     120.00
JPY..................................    200,000      September 26, 2000         24     115.00

---------------

(a) Amounts expressed in units of foreign currency.

(b) Amounts expressed in foreign currency per U.S. dollar.

     Our exposure in terms of these options is limited to the purchase price. As an example, using the Euro contract due to expire at September 26, 2000.

EUR EXCHANGE                             GAIN/(LOSS)          GAIN/(LOSS)
RATE                                     ON OPTION(A)   FROM PRIOR YEAR RATE(B)   NET GAIN/(LOSS)
------------                             ------------   -----------------------   ---------------
                                                   (IN THOUSANDS, EXCEPT EXCHANGE RATE)
 .90....................................     $(329)               $ 659                 $ 330
 .95....................................      (329)                  45                  (284)
1.0....................................       196                 (507)                 (311)

---------------

(a) Calculated as (notional amount/strike price) -- (notional amount/exchange rate) -- premium paid, with losses limited to the premium paid on the contract.

(b) Calculated as (notional amount/exchange rate) -- (notional amount/prior year exchange rate of .9539).

INTEREST RATES

     We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar Rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar Rate loans concurrently with the rates applying to the swap agreements. At September 30, 1999 we had floating rate debt of approximately $852.6 million of which a total of $334.5 million was swapped to fixed rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In 1999, the Tranche A and

Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Margin, which became applicable on July 29, 1999 was 2.0%. The swap agreement rates and durations as of September 30, 1999 are as follows:

EXPIRATION DATE                    NOTIONAL AMOUNT   SWAP AGREEMENT DATE   SWAP AGREEMENT RATE
---------------                    ---------------   -------------------   -------------------
June 8, 2002.....................   $ 50 million      December 8, 1995        5.500%
February 7, 2001.................   $ 50 million        August 7, 1997        5.910%
August 7, 2001...................   $ 50 million        August 7, 1997        5.897%
September 10, 2001...............   $ 50 million      December 8, 1995        5.623%
December 31, 2001................   $9.5 million        March 24, 1999        5.500%
July 31, 2002....................   $ 75 million           May 7, 1997        6.385%
July 31, 2002....................   $ 50 million      October 23, 1998        4.733%

     On September 15, 1999, we entered into an additional swap agreement with a forward start in the notional amount of $50 million. This swap agreement start date was October 1, 1999 and expires on October 1, 2002 at a rate of 6.26%.

     In addition to the aforementioned swaps, on September 29, 1999, the Company entered into a securities lending agreement in which we purchased a United States Treasury Bond ("Treasury") with a par value of $50 million, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company lent the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company has received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. This securities lending transaction is related to the Company's consistent hedging policy by fixing $50.0 million of its floating rate debt. For a period of five years the Company is obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. Thereafter, the Company is required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate shall not exceed the federal funds rate in effect as of the day of determination plus .25%) and the Company receives all distributions on or in respect to the Treasury.

     The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar Rate and the effect of the interest rate swaps which reduce that risk. The model assumes a) a base Eurodollar Rate of 6.08% (the "Eurodollar Base Rate") which approximates the September 30, 1999 three month Eurodollar Rate, b) the Company's floating rate debt is equal to it's September 30, 1999 floating rate debt balance of $852.6 million, c) the Company pays interest on floating rate debt equal to the Eurodollar Rate + 75 basis points, d) the Company has interest rate swaps (including the securities lending agreement) with a notional amount of $384.5 million (equal to the notional amount of the Company's interest rate swaps at September 30, 1999), and
e) the Eurodollar Rate varies by 10% of the Base Rate.

                                       INTEREST EXPENSE INCREASE FROM A 10%   INTEREST EXPENSE DECREASE FROM A 10%
       INTEREST RATE EXPOSURE          INCREASE IN THE EURODOLLAR BASE RATE   DECREASE IN THE EURODOLLAR BASE RATE
       ----------------------          ------------------------------------   ------------------------------------
Without interest rate swaps:.........              $5.2 million                          $(5.2 million)
With interest rate swaps:............              $2.8 million                          $(2.8 million)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        SYBRON INTERNATIONAL CORPORATION

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   51
Consolidated Balance Sheets as of September 30, 1998 and
  1999......................................................   52
Consolidated Statements of Income for the years ended
  September 30, 1997, 1998 and 1999.........................   53
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1997, 1998 and 1999.............   54
Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1998 and 1999.........................   55
Notes to Consolidated Financial Statements..................   56

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     We have audited the accompanying consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron International Corporation and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

KPMG LLP
Milwaukee, Wisconsin
November 12, 1999

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   23,891   $   18,491
  Accounts receivable (less allowance for doubtful
     receivables of $5,693 and $5,676 in 1998 and 1999,
     respectively) (note 2).................................     192,657      231,506
  Inventories (note 3)......................................     167,944      203,202
  Deferred income taxes (note 4)............................      30,305       23,339
  Net assets held for sale (note 14)........................      51,562           --
  Prepaid expenses and other current assets.................      17,429       15,419
                                                              ----------   ----------
          Total current assets..............................     483,788      491,957
                                                              ----------   ----------
Available for sale security (note 7)........................          --       50,900
Property, plant and equipment, net (notes 5 and 7)..........     222,759      245,247
Intangible assets (note 6)..................................     814,906    1,028,081
Deferred income taxes (note 4)..............................      15,242       13,623
Other assets................................................       8,848       13,109
                                                              ----------   ----------
          Total assets......................................  $1,545,543   $1,842,917
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   49,713   $   62,418
  Current portion of long-term debt (notes 7 and 8).........      39,396        8,962
  Income taxes payable (note 4).............................      19,997       23,490
  Accrued payroll and employee benefits (note 10)...........      39,950       49,006
  Restructuring reserve (note 11)...........................       7,609        2,332
  Reserve for discontinued operations (note 13).............      12,201        6,141
  Deferred income taxes (note 4)............................       9,072        3,251
  Other current liabilities (notes 11 and 13)...............      37,796       36,349
                                                              ----------   ----------
          Total current liabilities.........................     215,734      191,949
                                                              ----------   ----------
Long-term debt (notes 7 and 8)..............................     790,089      875,254
Securities lending agreement (note 7).......................          --       50,461
Deferred income taxes (note 4)..............................      50,564       84,527
Other liabilities (note 10).................................      13,912       15,382
Commitments and contingent liabilities (notes 8, 10 and 13)
  Shareholders' equity (note 12):
  Preferred stock, $0.01 par value; authorized 20,000,000
     shares.................................................          --           --
  Common stock, $0.01 par value; authorized 250,000,000
     shares, issued 102,902,496 and 104,023,917 shares in
     1998 and 1999, respectively; outstanding 102,902,276
     and 104,023,697 shares in 1998 and 1999,
     respectively...........................................       1,029        1,040
  Equity rights, 50 rights at $1.09 per right in 1998 and
     1999...................................................          --           --
  Additional paid-in capital................................     234,070      251,251
  Retained earnings.........................................     260,833      403,380
  Accumulated other comprehensive income (note 16)..........     (20,688)     (30,327)
  Treasury common stock, 220 shares at cost in 1998 and
     1999...................................................          --           --
                                                              ----------   ----------
          Total shareholders' equity........................     475,244      625,344
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $1,545,543   $1,842,917
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997       1998        1999
                                                              --------   --------   ----------
Net sales...................................................  $798,637   $924,648   $1,103,213
Cost of sales:
  Cost of product sold......................................   379,261    438,825      534,059
  Restructuring charge (note 11)............................        --      6,139           --
  Depreciation of purchase accounting adjustments...........     3,819        659          659
                                                              --------   --------   ----------
Total cost of sales.........................................   383,080    445,623      534,718
                                                              --------   --------   ----------
Gross profit................................................   415,557    479,025      568,495
                                                              --------   --------   ----------
Selling, general and administrative expenses................   213,043    238,862      270,304
Merger, transaction and integration expenses (note 11)......        --     10,507        2,569
Restructuring charge (note 11)..............................        --     16,281         (932)
Depreciation and amortization of purchase accounting
  adjustments...............................................    21,384     25,876       32,205
                                                              --------   --------   ----------
Total selling, general and administrative expenses..........   234,427    291,526      304,146
                                                              --------   --------   ----------
Operating income............................................   181,130    187,499      264,349
                                                              --------   --------   ----------
Other income (expense):
  Interest expense (notes 7 and 10).........................   (44,391)   (53,967)     (57,147)
  Amortization of deferred financing fees (note 7)..........      (253)      (252)        (378)
  Other, net................................................      (612)       283         (371)
                                                              --------   --------   ----------
Income from continuing operations before income taxes and
  extraordinary items.......................................   135,874    133,563      206,453
Income taxes (note 4).......................................    51,765     53,618       81,198
                                                              --------   --------   ----------
Income from continuing operations before extraordinary
  items.....................................................    84,109     79,945      125,255
Discontinued operations (net of income tax expense (benefit)
  of $3,446, $(2,339) and $80) (notes 13 and 14)............     4,698     (3,902)         121
Extraordinary items:
  Write-off of unamortized deferred financing fees (net of
     income tax benefit of $413) (note 7)...................      (673)        --           --
  Gain on sale of discontinued operations (net of income tax
     expense of $15,828) (note 14)..........................        --         --       17,171
                                                              --------   --------   ----------
Net income..................................................  $ 88,134   $ 76,043   $  142,547
                                                              ========   ========   ==========
Basic earnings per common share from continuing operations
  before extraordinary items................................  $   0.84   $   0.78   $     1.21
Discontinued operation......................................       .05       (.04)          --
Extraordinary items.........................................      (.01)        --          .17
                                                              --------   --------   ----------
Basic earnings per common share.............................  $   0.88   $   0.74   $     1.38
                                                              ========   ========   ==========
Diluted earnings per common share from continuing operations
  before extraordinary items................................  $   0.81   $   0.76   $     1.18
Discontinued operation......................................       .05       (.04)          --
Extraordinary items.........................................      (.01)        --          .16
                                                              --------   --------   ----------
Diluted earnings per common share...........................  $   0.85   $   0.72   $     1.34
                                                              ========   ========   ==========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        ACCUMULATED                TOTAL
                                                               ADDITIONAL                  OTHER       TREASURY    SHARE-
                                             COMMON   EQUITY    PAID-IN     RETAINED   COMPREHENSIVE    COMMON    HOLDERS'
                                             STOCK    RIGHTS    CAPITAL     EARNINGS      INCOME        STOCK      EQUITY
                                             ------   ------   ----------   --------   -------------   --------   --------
Balance at September 30, 1996..............  $ 989     $ 1      $194,300    $106,319     $ (9,061)        $(3)    $292,545
Comprehensive Income:
  Net income...............................     --      --            --     88,134            --          --       88,134
  Translation adjustment...................     --      --            --         --       (15,920)         --      (15,920)
                                             ------    ---      --------    --------     --------         ---     --------
Total comprehensive income.................     --      --            --     88,134       (15,920)         --       72,214
Shares issued in connection with the
  exercise of 1,451,620 stock options......     15      --        11,465         (8)           --          --       11,472
Conversion of 448 equity rights to 1,960
  shares common stock......................     --      (1)           --         --            --           2            1
Tax benefits related to stock options......     --      --         6,385         --            --          --        6,385
1,047,236 shares of common stock issued in
  connection with National Scientific
  Company merger...........................     10      --            (5)     2,745            --          --        2,750
Dividends paid by National Scientific
  Company prior to the merger..............     --      --            --     (1,604)           --          --       (1,604)
Dividends paid by "A" Company prior to the
  Merger...................................     --      --           520       (845)           --          --         (325)
Dividends paid by Pinnacle Products of
  Wisconsin, Inc. prior to the merger......     --      --            --     (4,789)           --          --       (4,789)
                                             ------    ---      --------    --------     --------         ---     --------
Balance at September 30, 1997..............  1,014      --       212,665    189,952       (24,981)         (1)     378,649
Comprehensive Income:
  Net income...............................     --      --            --     76,043            --          --       76,043
  Translation adjustment...................     --      --            --         --         4,293          --        4,293
                                             ------    ---      --------    --------     --------         ---     --------
Total comprehensive income.................     --      --            --     76,043         4,293          --       80,336
Shares issued in connection with the
  exercise of 1,445,760 stock options......     15      --        12,970         --            --          --       12,985
Conversion of 200 equity rights to 872
  shares common stock......................     --      --            --         (1)           --           1           --
Tax benefits related to stock options......     --      --         7,291         --            --          --        7,291
Dividends paid by "A" Company prior to the
  merger...................................     --      --           314       (479)           --          --         (165)
Dividends paid by Pinnacle Products of
  Wisconsin, Inc. prior to the merger......     --      --            --     (4,682)           --          --       (4,682)
Shares issued related to a deferred
  compensation plan of "A" Company.........     --      --           830         --            --          --          830
                                             ------    ---      --------    --------     --------         ---     --------
Balance at September 30, 1998..............  1,029      --       234,070    260,833       (20,688)         --      475,244
Comprehensive Income:
  Net income...............................     --      --            --    142,547            --          --      142,547
  Translation adjustment...................     --      --            --         --        (9,905)         --       (9,905)
  Unrealized gain on security available for
    sale...................................     --      --            --         --           266          --          266
                                             ------    ---      --------    --------     --------         ---     --------
Total comprehensive income.................     --      --            --    142,547        (9,639)         --      132,908
Shares issued in connection with the
  exercise of 1,121,421 stock options......     11      --        10,680         --            --          --       10,691
Tax benefits related to stock options......     --      --         6,501         --            --          --        6,501
                                             ------    ---      --------    --------     --------         ---     --------
Balance at September 30, 1999..............  $1,040    $--      $251,251    $403,380     $(30,327)        $--     $625,344
                                             ======    ===      ========    ========     ========         ===     ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  88,134   $  76,043   $ 142,547
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................     27,731      28,730      33,909
    Amortization............................................     21,323      26,703      32,552
    Loss (gain) on sales of property, plant and equipment...        244       1,037         (58)
    Provision for losses on doubtful receivables............        817       2,340       1,726
    Inventory provisions....................................      3,632        (639)      5,133
    Deferred income taxes...................................     (7,981)     (6,501)     23,394
    Extraordinary items.....................................        673          --     (17,171)
    Discontinued operations.................................     (4,698)      3,902        (121)
    Changes in assets and liabilities, net of effects of
      businesses acquired:
      Increase in accounts receivable.......................    (19,813)    (11,517)    (19,876)
      Increase in inventories...............................    (11,583)     (4,270)    (14,596)
      (Increase) decrease in prepaid expenses and other
        current assets......................................     (1,417)          4       6,647
      Increase in accounts payable..........................      5,061       4,755       3,702
      Increase (decrease) in income taxes payable...........     (7,990)     21,609     (10,647)
      Decrease in other current liabilities.................     (2,046)     (4,345)     (7,937)
      Increase in accrued payroll and employee benefits.....      1,062       4,177       6,548
      Increase (decrease) in reserve for discontinued
        operations..........................................         --      12,201      (6,060)
      Increase (decrease) in restructuring reserve..........         --       6,936      (4,776)
      Net change in other assets and liabilities............      8,743       8,831      (8,467)
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............    101,892     169,996     166,449
Cash flows from investing activities:
  Capital expenditures......................................    (35,095)    (42,378)    (42,940)
  Security purchased........................................         --          --     (50,461)
  Proceeds from sales of property, plant and equipment......      2,967       5,129       1,159
  Proceeds from sale of NPT.................................         --          --      85,841
  Net payments for businesses acquired......................   (220,916)   (242,265)   (265,461)
                                                              ---------   ---------   ---------
      Net cash used in investing activities.................   (253,044)   (279,514)   (271,862)
Cash flows from financing activities:
  Proceeds from long term debt..............................     52,191     100,000     300,000
  Principal payments on long-term debt......................    (35,990)    (69,134)    (99,798)
  Securities lending agreement..............................         --          --      50,461
  Proceeds from the exercise of stock options...............     11,472      12,559      10,693
  Refinancing fees..........................................     (1,238)       (357)     (4,163)
  Dividends paid by pooled companies........................     (7,238)     (5,161)         --
  Proceeds -- revolving credit facility.....................    385,400     486,600     585,100
  Principal payments -- revolving credit facility...........   (245,500)   (406,600)   (748,300)
  Other.....................................................     (1,790)        947       5,722
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............    157,307     118,854      99,715
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (2,953)     (3,448)        298
Net increase (decrease) in cash and cash equivalents........      3,202       5,888      (5,400)
Cash and cash equivalents at beginning of year..............     14,801      18,003      23,891
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  18,003   $  23,891   $  18,491
                                                              =========   =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest..................................................  $  43,360   $  55,592   $  59,826
                                                              =========   =========   =========
  Income taxes..............................................  $  55,408   $  35,245   $  65,337
                                                              =========   =========   =========
Capital lease obligations incurred..........................  $   1,612   $     448   $     457
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The subsidiaries of Sybron International Corporation are leading manufacturers of value-added products for the laboratory and dental markets in the United States and abroad. The Company's laboratory subsidiaries manufacture products for the Labware and Life Sciences, Clinical and Industrial, Diagnostic and Microbiology and Laboratory Equipment business segments. The Company's dental subsidiaries manufacture products for the Professional Dental, Orthodontics and Infection Control Products business segments. See note 15.

  (a) Principles of Consolidation and Fiscal Year End

     The consolidated financial statements reflect the accounts of Sybron International Corporation and its subsidiaries. The term "Company" or "Sybron" as used herein refers to Sybron International Corporation and its subsidiaries and their respective predecessors, unless the context otherwise requires. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on September 30. The fiscal years ended September 30, 1997, 1998 and 1999 are hereinafter referred to as "1997", "1998" and "1999", respectively. In October 1998, Pinnacle Products of Wisconsin, Inc. ("Pinnacle") merged with a subsidiary of the Company formed for that purpose (the "Pinnacle Merger"). The Pinnacle Merger was accounted for as a pooling of interests. In addition, on March 31, 1999, the Company sold Nalge Process Technologies Group, Inc. ("NPT") (the "NPT Sale"). NPT has been accounted for as a discontinued operation. All financial statements and accompanying notes have been restated to reflect the Pinnacle Merger and the NPT Sale.

  (b) Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

  (c) Inventories

     Inventories are stated at the lower of cost or market. Certain domestic inventories of approximately $91,544 and $117,427 at September 30, 1998 and 1999, respectively, are valued on the last-in, first-out (LIFO) method. The remaining inventories are valued on the first-in, first-out (FIFO) method.

  (d) Securities

     When securities are purchased they are classified as held-to-maturity, available for sale or trading securities. Held to maturity securities are those which the Company has the positive intent and ability to hold until maturity. Trading securities are those purchased and held with the intent to sell in the near term. Available for sale securities include debt securities which are held for an indefinite period but are neither held to maturity nor trading securities. At September 30, 1999, the Company held a U.S. Treasury Bond classified as an available for sale security. Available for sale securities are reported at fair market value. Unrealized gains and losses for this security are included in comprehensive income as a separate component of shareholders' equity. The Company held no securities on September 30, 1998. See note 7.

  (e) Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (5 to 45 years for land improvements, buildings and building improvements, and 3 to 12 years for machinery and equipment) using the straight-line method. The

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Company assesses the recoverability of assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair market value of the assets.

  (f) Intangible Assets

     Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess costs over net asset values acquired (goodwill) are amortized over 10 to 40 years; proprietary technology, trademarks, customer lists and other intangibles are amortized over 7 to 20 years, 5 to 40 years, 4 to 40 years, and 1 to 40 years, respectively. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment would be made to reduce the net goodwill to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. No adjustments to goodwill were made in 1997, 1998 and 1999 except as referred to in note 11.

  (g) Revenue Recognition

     The Company recognizes revenue upon shipment of products. A large portion of the Company's sales of laboratory and dental products are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed. The Company is not obligated to allow for returns.

  (h) Income Taxes

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

  (i) Research and Development Costs

     Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Research and development costs for 1997, 1998 and 1999 were approximately $15,657, $16,051 and $21,987, respectively.

  (j) Foreign Currency Translation

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction gains and (losses) for 1997, 1998 and 1999 were approximately $(4,266), $(1,108) and $381, respectively.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (k) Pensions

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

  (l) Earnings Per Common Share

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

                                                           1997      1998      1999
                                                          -------   -------   -------
Basic...................................................  100,557   102,320   103,412
Effect of assumed conversion of employee stock
  options...............................................    3,512     3,541     3,158
                                                          -------   -------   -------
Diluted.................................................  104,069   105,861   106,570
                                                          =======   =======   =======

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

     Options to purchase 570,724 shares of common stock at prices ranging from $25.74 to $26.75 per share were outstanding during a portion of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2009, were still outstanding at the end of fiscal year 1999.

  (m) Deferred Financing Fees

     Deferred financing fees are capitalized and amortized as a separate component of other income over the life of the related debt agreements.

  (n) Advertising Costs

     Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $10,406, $9,903 and $9,633 in 1997, 1998 and 1999, respectively.

  (o) Use of Estimates

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

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (p) Derivative Financial Instruments

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

     The Company, from time to time, enters into foreign exchange options relating to the anticipated cash flow in local currencies of certain foreign operations. These options allow the Company to exchange foreign currencies for U.S. dollars. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains or losses on foreign currency option contracts entered into to hedge sales are recorded as "net sales". The Company had no foreign exchange option contracts at September 30, 1998 or 1999.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements for periods beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company does not believe the adoption of SFAS 133 will have a material impact on the financial position or results of operations.

  (q) Environmental Expenditures

     Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site by site basis and records a liability at the time when the liability is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

(2) BUSINESS AND CREDIT CONCENTRATIONS

     Many of the Company's products are sold through major distributors, one of which has exceeded 10% of the Company's consolidated net sales in prior years. This distributor accounted for approximately 10.1% of the Company's net sales in 1997, 9.0% of the Company's net sales in 1998, and 9.6% of the Company's net sales in 1999. Accounts receivable from this distributor comprised approximately 10.0% and 10.8% of the outstanding consolidated accounts receivable balances at September 30, 1998 and 1999, respectively. (see note 15)

(3) INVENTORIES

     Inventories at September 30, 1998 and 1999 consist of the following:

                                                                1998       1999
                                                              --------   --------
Raw materials and supplies..................................  $ 58,507   $ 67,541
Work in process.............................................    33,262     39,439
Finished goods..............................................    87,840    106,010
Excess and obsolescence reserves............................    (7,883)    (7,091)
LIFO reserve................................................    (3,782)    (2,697)
                                                              --------   --------
                                                              $167,944   $203,202
                                                              ========   ========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(4) INCOME TAXES

     Total income tax expense (benefit) for the years ended September 30, 1997, 1998 and 1999 is allocated as follows:

                                                           1997      1998      1999
                                                          -------   -------   -------
Income from continuing operations.......................  $51,765   $53,618   $81,198
Extraordinary items.....................................     (413)       --    15,828
Discontinued operations.................................    3,446    (2,339)       80
Shareholders' equity for unrealized gain on security
  available for sale....................................       --        --      (173)
Shareholders' equity for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes....................................   (6,385)   (7,291)   (6,501)
                                                          -------   -------   -------
                                                          $48,413   $43,988   $90,432
                                                          =======   =======   =======

     Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                          CURRENT   DEFERRED    TOTAL
                                                          -------   --------   -------
Year ended September 30, 1997:
  U.S., state and local.................................  $44,377   $(4,975)   $39,402
  Foreign...............................................   15,369    (3,006)    12,363
                                                          -------   -------    -------
                                                          $59,746   $(7,981)   $51,765
                                                          =======   =======    =======
Year ended September 30, 1998:
  U.S., state and local.................................  $43,617   $(3,944)   $39,673
  Foreign...............................................   16,502    (2,557)    13,945
                                                          -------   -------    -------
                                                          $60,119   $(6,501)   $53,618
                                                          =======   =======    =======
Year ended September 30, 1999:
  U.S., state and local.................................  $45,429   $20,336    $65,765
  Foreign...............................................   12,375     3,058     15,433
                                                          -------   -------    -------
                                                          $57,804   $23,394    $81,198
                                                          =======   =======    =======

     The domestic and foreign components of income from continuing operations before income taxes, discontinued operations and extraordinary items are as follows:

                                                         1997       1998       1999
                                                       --------   --------   --------
United States........................................  $110,546   $ 96,449   $166,751
Foreign..............................................    25,328     37,114     39,702
                                                       --------   --------   --------
Income before income taxes, discontinued operations
  and extraordinary items............................  $135,874   $133,563   $206,453
                                                       ========   ========   ========

     Income tax expense attributable to income from continuing operations was $51,765, $53,618 and $81,198 in 1997, 1998 and 1999, respectively, and differed from the amounts computed by applying the U.S. Federal

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES income tax rate of 35 percent to income from continuing operations before income taxes, discontinued operations and extraordinary items in 1997, 1998 and 1999 as a result of the following:

                                                             1997      1998      1999
                                                            -------   -------   -------
Computed "expected" tax expense...........................  $47,556   $46,742   $72,259
Increase (reduction) in income taxes resulting from:
Change in beginning of year valuation allowance for
  deferred tax assets allocated to income tax expense.....   (1,398)   (2,921)   (1,161)
Amortization of goodwill..................................    2,268     2,993     3,664
Income tax expense related to merger of nontaxable
  entity..................................................   (1,998)   (2,302)       --
State and local income taxes, net of Federal income tax
  benefit.................................................    4,628     4,491     6,127
Foreign income taxed at rates higher than U.S. Federal
  income..................................................    3,123     2,181     1,537
Foreign tax credits utilized in excess of U.S. tax on
  foreign earnings........................................     (150)     (361)     (884)
Other, net................................................   (2,264)    2,795      (344)
                                                            -------   -------   -------
                                                            $51,765   $53,618   $81,198
                                                            =======   =======   =======

     The significant components of deferred income tax benefit attributable to income from continuing operations for 1997, 1998 and 1999 are as follows:

                                                           1997      1998      1999
                                                          -------   -------   -------
Deferred tax (benefit)/expense (exclusive of the effects
of other components listed below).......................  $(6,500)  $(3,459)  $24,790
Decrease in the valuation allowance for deferred tax
  assets................................................   (1,481)   (3,042)   (1,396)
                                                          -------   -------   -------
                                                          $(7,981)  $(6,501)  $23,394
                                                          =======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1999 are presented below.

                                                                1998       1999
                                                              --------   --------
Deferred tax assets:
Inventories.................................................  $  3,023   $  4,181
Compensation................................................     2,219      4,587
Sale/Leaseback..............................................     7,221      7,704
Employee benefits...........................................     3,700      3,719
Foreign tax credit carryforwards............................       147          0
Net operating loss carryforwards............................     3,612      1,663
Warranty and other accruals.................................    28,139     16,771
                                                              --------   --------
  Total gross deferred tax assets...........................    48,061     38,625
  Less valuation allowance..................................    (3,059)    (1,663)
                                                              --------   --------
  Net deferred tax assets...................................    45,002     36,962
                                                              --------   --------
Deferred tax liabilities:
Depreciation................................................   (11,820)   (16,178)
Purchase accounting.........................................   (38,314)   (67,828)
Other.......................................................    (8,957)    (3,772)
                                                              --------   --------
  Total gross deferred tax liabilities......................   (59,091)   (87,778)
                                                              --------   --------
  Net deferred tax liability................................  $(14,089)  $(50,816)
                                                              ========   ========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The change in the net deferred tax liability contains $13,333 of deferred tax liabilities related to acquisitions. The valuation allowance for deferred tax assets as of October 1, 1997 was $6,101. The net change in the total valuation allowance for the years ended September 30, 1998 and 1999 was a decrease of $3,042 and $1,396, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At September 30, 1999, the Company has an aggregate of $3,000 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which expire between 2002 and 2009. The Company has an aggregate of $13,000 of various state net operating losses, the majority of which expire between 2005 and 2007.

     Accumulated earnings of foreign subsidiaries at September 30, 1997, 1998 and 1999 of approximately $22,000, $26,000 and $36,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

(5) PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment at September 30, 1998 and 1999 are as follows:

                                                                1998       1999
                                                              --------   --------
Land and land improvements..................................  $ 13,354   $ 15,254
Buildings and building improvements.........................   101,919    112,087
Machinery and equipment.....................................   259,987    306,707
Construction in progress....................................    25,586     24,194
                                                              --------   --------
                                                               400,846    458,242
Less: Accumulated depreciation..............................   178,087    212,995
                                                              --------   --------
                                                              $222,759   $245,247
                                                              ========   ========

     Commitments for purchases of equipment were approximately $2,766 at September 30, 1999. Machinery and equipment includes capitalized leases, net of amortization, totaling $1,076 and $774 at September 30, 1998 and 1999, respectively. (see note 8)

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifies the accounting treatment provided for computer software costs depending upon the type of cost incurred. This statement is effective for our fiscal year 2000 financial statements and restatement of prior years will not be permitted. The Company does not believe the adoption of SOP 98-1 will have a material impact on the Company's financial position or results of operations.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(6) INTANGIBLE ASSETS

     Intangible assets at September 30, 1998 and 1999 are as follows:

                                                                1998        1999
                                                              --------   ----------
Excess costs over net asset values acquired (goodwill)......  $748,540   $  938,939
Proprietary technology......................................    37,487       47,330
Trademarks..................................................    51,287       52,465
Customer lists..............................................    93,149      113,159
Other.......................................................    43,051       49,825
                                                              --------   ----------
                                                               973,514    1,201,718
Less: Accumulated amortization..............................   158,608      173,637
                                                              --------   ----------
                                                              $814,906   $1,028,081
                                                              ========   ==========

     The increases in intangible assets from 1998 to 1999 were primarily due to acquisitions accounted for as purchases.

(7) LONG-TERM DEBT

     Long-term debt at September 30, 1998 and 1999 consists of the following:

                                                                1998       1999
                                                              --------   --------
Term Loan Facility..........................................  $356,250   $570,842
Revolving Credit Facility...................................   445,000    281,800
Securities lending agreement................................        --     50,461
Sale/Leaseback Obligation...................................    20,887     20,513
Capital leases and other (See Note 8).......................     7,348     11,061
                                                              --------   --------
                                                               829,485    934,677
Less: Current portion of long-term debt.....................    39,396      8,962
                                                              --------   --------
                                                              $790,089   $925,715
                                                              ========   ========

     THE 1995 REFINANCING: On July 31, 1995, the Company and its principal domestic subsidiaries entered into a credit agreement (as amended to date, the "Credit Agreement") with Chemical Bank (now known as The Chase Manhattan Bank ("Chase")) and certain other lenders providing for a term loan facility of $300,000 (the "Tranche A Term Loan Facility"), and a revolving credit facility of $250,000 (the "Revolving Credit Facility"). The Company borrowed $300,000 under the Tranche A Term Loan Facility and approximately $122,500 under the Revolving Credit Facility. Approximately $158,500 of the borrowed funds were used to finance the acquisition of Nunc (approximately $9,100 of the acquisition price for Nunc had been borrowed under previous credit facilities). The remaining borrowed funds of approximately $264,000 were used to repay outstanding amounts, including accrued interest, under the Company's previous credit facilities and to pay certain fees in connection with such refinancing. On July 9, 1996, under the First Amendment to the Credit Agreement (the "First Amendment"), the Revolving Credit Facility was increased to $300,000 and a competitive bid process was added as an option to the Company in setting interest rates. On April 25, 1997, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment was an expansion of the credit facilities. The Tranche A Term Loan Facility was restored to $300,000 by increasing it by $52,500 (equal to the amount previously repaid through April 24, 1997) and the Revolving Credit Facility was expanded from $300,000 to $600,000. On April 25, 1997, the Company borrowed a total of $622,900 under the credit facilities. The proceeds were used to repay $466,300 of previously existing Eurodollar rate loans and Tranche A ABR loans (as defined

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES below) (including accrued interest and certain fees and expenses) under the credit facilities and to pay $156,600 with respect to the purchase of Remel Limited Partnership which includes both the purchase price and payment of assumed debt. The $72,000 of CAF (as defined below) borrowings remained in place. On July 1, 1998, the Company completed the First Amendment to the Second Amended Credit Agreement (the "Additional Amendment"). The Additional Amendment provided for an increase in the Term Loan Facility of $100,000. On July 1, 1998, the proceeds of the Additional Amendment were used to repay $100,000 of debt outstanding under the Revolving Credit Facility. On July 29, 1999 the Company entered into the Third Amended and Restated Credit Agreement (the "Third Amendment") and borrowed an additional $300,000 under a new term loan facility (the "Tranche B Term Loan Facility"). The $300,000 of proceeds from the Tranche B Term Loan Facility (after a reduction for fees of approximately $1,600) were used to repay $298,400 of outstanding amounts under the Revolving Credit Facility. The transactions described above, including the amendments, are referred to as the "1995 Refinancing".

     In connection with the Second Amendment, the Company wrote off as an extraordinary item approximately $1,086 ($673 net of tax) in 1997, consisting of unamortized deferred financing fees.

     TRANCHE A TERM LOAN FACILITY: Borrowings under the Tranche A Term Loan Facility were required to be repaid in 21 consecutive quarterly installments of principal. On July 31, 1997 the Company began repaying the principal balance by paying the $8,750 due in 1997, $35,000 due in 1998 and $17,500 of the $36,250
due in fiscal 1999. On March 31, 1999 as a result of the sale of NPT, the Company received approximately $87,500 ($83,200 net of fees, expenses and an adjustment to the purchase price). Net proceeds of the sale, after a reduction for applicable income taxes, were required to be used to repay amounts owed by the Company under the Tranche A Term Loan Facility. On March 31, 1999, the Company paid approximately $67,900 due under the Tranche A Term Loan Facility. The following table shows how payments were applied and the revised schedule of principal payments under the Tranche A Term Loan Facility.

                                                   PAYMENTS     PREVIOUSLY     PRINCIPAL DUE
                                                 APPLIED FROM   SCHEDULED    AFTER APPLICATION
                                                   NPT SALE     PRINCIPAL     OF NPT PROCEEDS
                                                 ------------   ----------   -----------------
                                                                (IN THOUSANDS)
Payments previously due in fiscal 1999.........    $18,750       $ 18,750         $     --
Payments due in 2000...........................     42,500         42,500               --
Payments due in 2001...........................      1,286         53,750           52,464
Payments due in 2002...........................      5,374        223,750          218,376
                                                   -------       --------         --------
Total..........................................    $67,910       $338,750         $270,840
                                                   =======       ========         ========

     TRANCHE B TERM LOAN FACILITY: Borrowings under the Tranche B Term Loan Facility are required to be repaid in consecutive quarterly installments beginning January 31, 2000 as follows: $750 due in fiscal 2000, $1,000 due in fiscal 2001, $1,000 due in fiscal 2002, $120,250 due in fiscal 2003 and $177,000 due in fiscal 2004, with the final payment due on July 31, 2004.

     In addition, the Company is required to further retire the principal amount of borrowings under the Tranche A and Tranche B Term Loan Facilities (and then the Revolving Credit Facility) with proceeds from borrowings other than from the credit facilities exceeding certain amounts, and with proceeds from certain asset sales not in the ordinary course of business. Borrowings under the Tranche A and Tranche B Term Loan Facilities (and the Revolving Credit Facility) are secured by the capital stock of the Company's domestic subsidiaries, and by 65% of the stock held by the domestic subsidiaries in their direct foreign subsidiaries. The Tranche A Term Loan Facility provides for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate,
(ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1% (collectively referred to as "ABR") or (b) the adjusted interbank offered rate for Eurodollar deposits ("Eurodollar Rates") plus 1/2% to

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

 7/8% (the "Tranche A Eurodollar Rate Margin") depending upon the ratio of the Company's total debt to Consolidated Adjusted Operating Profit (as defined).

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

     As of September 30, 1999, the Company has seven interest rate swaps outstanding aggregating a notional amount of $334,500. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In 1999, the Tranche A and Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Margin which began on July 29, 1999 was 2.0%. The swap agreement rates and duration as of September 30, 1999 are as follows:

EXPIRATION DATE                    NOTIONAL AMOUNT   SWAP AGREEMENT DATE   SWAP AGREEMENT RATE
---------------                    ---------------   -------------------   -------------------
June 8, 2002.....................      $50,000       December 8, 1995            5.500%
February 7, 2001.................      $50,000       August 7, 1997              5.910%
August 7, 2001...................      $50,000       August 7, 1997              5.897%
September 10, 2001...............      $50,000       December 8, 1995            5.623%
December 31, 2001................      $ 9,500       March 24, 1999              5.500%
July 31, 2002....................      $75,000       May 7, 1997                 6.385%
July 31, 2002....................      $50,000       October 23, 1998            4.733%

     The Company's risk with regard to the swaps is limited to the counterparty's (Bank of America, Illinois, with a notional amount of $125,000, The Sumitomo Bank Limited, The Bank of Nova Scotia, The Bank of New York and Bank of Tokyo Mitsubishi with notional amounts of $50,000 each and NationsBank with a notional amount of $9,500) ability to meet the payment terms of the contract. All interest expense for all debt is calculated using the interest method.

     On September 15, 1999, the Company entered into an additional swap agreement with First Union National Bank with an effective date of October 1, 1999 in the national amount of $50,000. The agreement expires on October 1, 2002 and has a swap interest rate of 6.26%.

     The credit agreement contains numerous financial and operating covenants, including, among other things: restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined) in excess of $50,000 plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after June 30, 1995, less any dividends paid or other restricted payments made after June 22, 1994; and limitations on incurrence of additional indebtedness including interest rate swaps. To secure the repayment of borrowings under the Credit Agreement, the Company has pledged to Chase, as collateral agent for the lenders, all of the capital stock of the Company's principal domestic subsidiaries and 65% of the capital stock of its principal foreign subsidiaries (excluding capital stock not owned by the Company directly of indirectly, and also excluding certain immaterial subsidiaries), and certain intra-company promissory notes issued in connection with the acquisition of Nunc.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     REVOLVING CREDIT FACILITY: Until April 25, 1997, the Company paid a commitment fee of .375% per year on the average unused portion of the commitments under a previous revolving credit facility and the Revolving Credit Facility, with the ability to reduce the amount to .25% if certain financial criteria were met. After April 25, 1997, the commitment fee was reduced to .20% with the ability to increase or reduce the amount from .225% to .15% depending upon the ratio of the Company's total debt to Consolidated Adjusted Operating Profit. The Revolving Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line. Borrowings under the Revolving Credit Facility bear interest on the same terms as those under the Tranche A Term Loan Facility described above, except that the Company has a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the "CAF"). The Revolving Credit Facility term expires on August 16, 2002.

     The Company paid fees on the average unused portion of credit commitments under a previous revolving credit facility and the Revolving Credit Facility of approximately $328, $327 and $201 in 1997, 1998 and 1999, respectively. The Company paid fees of approximately $47, $55 and $38 for standby letters of credit under a previous revolving credit facility and the Revolving Credit Facility in 1997, 1998 and 1999, respectively. Standby letters of credit were approximately $5,108 and $2,985 at September 30, 1998 and 1999, respectively.

     SECURITIES LENDING AGREEMENT: On September 29, 1999, the Company purchased a United States Treasury Bond ("Treasury") with a par value of $50,000, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company lent the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company has received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. This securities lending transaction is related to the Company's existent lending policy by fixing $50,000 of its floating rate debt. For a period of five years, the Company is obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. Thereafter, the Company is required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate shall not exceed the federal funds rate in effect as of the day of determination plus .25%) and the Company receives all distributions made on or in respect to the Treasury. This transaction is accounted for as a secured borrowing under Statement of Financial Accounting Standards No. 125.

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

     The initial term of each lease is 25 years with five five-year renewal options. The initial aggregate annual payments under the leases were $2,879 payable monthly in advance. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period will be capped at 15%. Beginning January 1, 1994, annual payments increased to $3,311 and on January 1, 1999 annual payments increased to $3,626. The next adjustment will not occur until January 1, 2004.

     Under the terms of the Sale/Leaseback, the Company is not permitted to pay dividends with respect to its Common Stock in excess of 50% of: (a) its total consolidated net income (as defined) earned since

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

     MATURITIES OF LONG-TERM DEBT: As of September 30, 1999, maturities of long-term debt, including capital leases, are as follows:

FISCAL
------
2000.....................................................   $  8,962
2001.....................................................     54,716
2002.....................................................    502,076
2003.....................................................    121,141
2004.....................................................    178,008
Thereafter...............................................     69,774
                                                            --------
                                                            $934,677
                                                            ========

     For purposes of this disclosure, 2002 includes full repayment of the Revolving Credit Facility at its September 30, 1999 balance of $281,800.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(8) LEASE COMMITMENTS

     As of September 30, 1999, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

FISCAL                                                        CAPITAL   OPERATING
------                                                        -------   ---------
2000........................................................  $  620     $11,672
2001........................................................     357      10,002
2002........................................................     137       7,923
2003........................................................       6       6,831
2004........................................................               5,903
Thereafter..................................................      --      30,065
                                                              ------     -------
                                                              $1,120     $72,396
                                                                         =======
Less amounts representing interest..........................     147
                                                              ------
Present value of net minimum lease payments.................     973
Less current portion........................................     537
                                                              ------
Long-term obligations under capital leases..................  $  436
                                                              ======

     Amortization of assets held under capital leases is included with depreciation expense.

     Rental expense under operating leases (net of sublease rental income of $65, $41 and $83 in 1997, 1998 and 1999, respectively) was $6,753, $7,112 and
$10,498 in 1997, 1998 and 1999, respectively.

(9) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

  Long-Term Debt

     TERM LOAN FACILITY AND REVOLVING CREDIT FACILITY: The fair value was determined by estimating the interest rate margins (the premium over the Eurodollar Rate) on each of the Tranche A Term Loan Facility, Tranche B Term Loan Facility and the Revolving Credit Facility for companies with credit risk similar to that of the Company. In 1999 the Company's spread over the Eurodollar Rate was 75 basis points for the Tranche A Term Loan Facility and the Revolving Credit Facility and a spread of the Eurodollar Rate plus 200 basis points on the Tranche B Term Loan Facility.

     SALE/LEASEBACK: The fair value was determined by estimating the interest rate at which the Company could refinance the Sale/Leaseback given the same maturity period.

     INTEREST RATE SWAP AGREEMENTS: The fair values of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive/(pay) if the agreements were terminated as quoted by the bank with which the Company executed the swap agreements.

                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                     1998                    1999
                                             ---------------------   ---------------------
                                             REPORTED   ESTIMATED    REPORTED   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Long-term debt (including current
portion)...................................  $829,485    $829,552    $934,677    $921,560
Interest rate swap agreements..............        --      (9,056)         --       2,768

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     DERIVATIVES: The Company uses derivative financial instruments to manage its foreign currency exposures and interest rate risk. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counter parties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they accrue or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the market value of the derivative are highly correlated with changes in the market value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

     FOREIGN EXCHANGE CONTRACTS: The Company enters into foreign exchange hedging contracts to hedge certain sales commitments and loans made to foreign subsidiaries denominated in foreign currencies. The term of these contracts is less than one year. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains and losses on contracts entered into to hedge sales commitments are included in net income as an adjustment to net sales. At September 30, 1998 and 1999, the Company had no foreign exchange option contracts.

     INTEREST RATE SWAPS: The Company enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and five years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains and losses resulting from terminated interest rate swap agreements are deferred and recognized in net income over the shorter term of the remaining contractual life of the swap agreement or the remaining term of the debt underlying the swap agreement. If swap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as an adjustment to interest expense at the time of the termination. The Company has not terminated any interest rate swap agreements. The weighted-average pay and receive rates for the swaps outstanding at September 30, 1999, were 5.78% and 5.22%, respectively, at a weighted average notional amount of $325,025. The weighted-average pay and receive rates for the swaps outstanding at September 30, 1998 were 5.87% and 5.71%, respectively at a weighted average notional amount of $373,904.

(10) EMPLOYEE BENEFIT PLANS

     Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard only modifies the financial statement presentation of the Company's pension and post retirement benefit obligations and does not impact measurement of such obligations.

     PENSION AND OTHER POSTRETIREMENT BENEFITS: The Company has defined benefit pension plans covering approximately 60 percent of its U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally make the minimum annual contributions required by applicable regulations. Plan assets are invested primarily in U.S. stocks, bonds and International stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for eligible retired employees which are funded as costs are incurred. Certain

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES employees who reached the age of 55 prior to January 1, 1996 will become eligible for postretirement health care only if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for both qualifying active and retired employees and their dependents. The postretirement health care plans for subsidiaries of the Company and certain divested operations are generally contributory, with retiree contributions adjusted annually. In 1986, the Company instituted a policy with respect to postretirement medical premiums where the Company's contributions were frozen at the levels equal to the Company's contribution on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

     The following assumptions were used in determining the funded status of the Company's defined benefit plans:

                                                              1998   1999
                                                              ----   ----
Discount rate...............................................  7.0%   7.75%
Rate of increase in compensation levels.....................    4%      4%
Expected long-term rate of return on assets.................   10%     10%

     The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company's postretirement plans.

                                                               1998   1999
                                                               ----   ----
Discount rate...............................................   6.75%  7.75%
Average increase in medical costs...........................    5.5%   5.5%

                                                       PENSION BENEFITS      OTHER BENEFITS
                                                      ------------------   -------------------
                                                       1998       1999       1998       1999
                                                      -------   --------   --------   --------
Change in benefit obligations:
  Obligations at beginning of year..................  $61,275   $ 74,669   $ 13,238   $ 13,147
  Service cost......................................    3,948      4,463        126        157
  Interest cost.....................................    4,596      5,142        932        831
  Plan amendments...................................       --        471         --         --
  Actuarial (gain) loss.............................    7,418    (16,360)       713     (1,896)
  Benefit payments..................................   (2,270)    (2,868)    (1,862)    (1,865)
  Foreign exchange rates............................     (298)        (3)        --         --
                                                      -------   --------   --------   --------
  Obligations at end of year........................  $74,669   $ 65,514   $ 13,147   $ 10,374
Change in fair value of plan assets:
  Fair value of plan assets at beginning of year....  $59,850   $ 65,006   $     --   $     --
  Actual return on plan assets......................    7,634      6,484         --         --
  Employer contributions............................      196        269         --         --
  Benefit payments..................................   (2,270)    (2,868)        --         --
  Foreign exchange rates............................     (404)        (6)        --         --
                                                      -------   --------   --------   --------
  Fair value of plan assets at end of year..........  $65,006   $ 68,885   $     --   $     --
Funded Status:
  Funded status at end of year......................  $(9,664)  $  3,371   $(13,147)  $(10,374)
  Unrecognized transition (asset) obligation........       98        (13)        --         --
  Unrecognized prior service cost...................      335        864         --         --
  Unrecognized (gain) loss..........................    4,517    (12,100)     2,577        585
  Remaining excess of fair value of plan assets over
     projected benefit obligation recognized as a
     result of the 1987 acquisition of Sybron
     Corporation....................................    3,548      3,408         --         --
                                                      -------   --------   --------   --------
Net amount recognized at end of year................  $(1,166)  $ (4,470)  $(10,570)  $ (9,789)
                                                      =======   ========   ========   ========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following table provides the amounts recognized in the Company's consolidated balance sheets:

                                                PENSION BENEFITS      OTHER BENEFITS
                                               ------------------   ------------------
                                                1998       1999       1998      1999
                                               -------   --------   --------   -------
Prepaid benefit cost.........................  $ 3,499   $  3,855   $(10,570)  $(9,789)
Accrued benefit liability....................   (8,237)   (11,733)        --        --
Intangible Asset.............................       24         --         --        --
Remaining excess of fair value of plan assets
  over projected benefit obligation
  recognized as a result of the 1987
  acquisition of Sybron Corporation..........    3,548      3,408         --        --
                                               -------   --------   --------   -------
Net amount recognized at September 30........  $(1,166)  $ (4,470)  $(10,570)  $(9,789)
                                               =======   ========   ========   =======

     The following table provides disclosure of the net periodic benefit cost:

                                                PENSION BENEFITS              OTHER BENEFITS
                                           ---------------------------   ------------------------
                                            1997      1998      1999      1997     1998     1999
                                           -------   -------   -------   ------   ------   ------
Service cost.............................  $ 3,127   $ 3,948   $ 4,463   $  118   $  126   $  157
Interest cost............................    4,152     4,596     5,142      933      932      831
Expected return on plan assets...........   (5,073)   (6,301)   (6,388)      --       --       --
Amortization of transition (asset)
  obligation.............................      107       111       112       --       --       --
Amortization of prior service cost.......      (59)      (58)      (58)      --       --
Amortization of net (gain) loss..........       70         9       161       --       42       97
                                           -------   -------   -------   ------   ------   ------
Net periodic benefit cost................  $ 2,324   $ 2,305   $ 3,432   $1,051   $1,100   $1,085
                                           =======   =======   =======   ======   ======   ======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of fair value of plan assets were $3,995, $1,587, and $0, respectively, as of September 30, 1998 and $4,139, $1,853 and $0, respectively as of September 30, 1999.

     An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 1999 by approximately $34 and $877, respectively.

     Because the majority of the postretirement plans are remaining liabilities from certain divested operations and more than 75% of the 1997, 1998 and 1999 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $933, $932 and $831 in 1997, 1998 and 1999, respectively.

     Savings Plans: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions under the plans, net of forfeitures, were approximately $2,805, $3,401 and $3,598 for 1997, 1998 and 1999, respectively.

(11) RESTRUCTURING AND MERGER AND INTEGRATION CHARGES

     In June 1998, the Company recorded a restructuring charge of approximately $24,000 (approximately $16,700 after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge was originally classified as components of cost of sales (approximately $6,400 relating to the write-off of inventory discussed below),

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES selling, general and administrative expenses (approximately $16,900) and income tax expense (approximately $700). Upon reclassifying NPT to a discontinued operation in December, 1998, approximately $300 and $600 were reclassified from cost of sales and selling, general and administrative expenses to discontinued operations. In addition, in the September 30, 1998 balance sheet, approximately $400 of the remaining restructuring reserve at NPT was reclassified from restructuring reserve to net assets held for sale.

     Restructuring activity since June 30, 1998 and its components are as follows:

                                            LEASE     SHUT-DOWN   INVENTORY   FIXED                      CONTRACTUAL
                               SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX    GOODWILL   OBLIGATIONS
                                  (A)        (B)         (B)         (C)       (C)     (D)      (E)          (F)
                               ---------   --------   ---------   ---------   ------   ----   --------   -----------
                                                                  (IN THOUSANDS)
1998 Restructuring Charge....   $8,500       $400       $500       $6,400     $2,300   $700    $2,100      $1,000
1998 Cash Payments...........    3,300        100        100           --         --     --        --         400
1998 Non-Cash Charges........       --         --         --        6,400      2,300     --     2,100          --
                                ------       ----       ----       ------     ------   ----    ------      ------
September 30, 1998 balance...   $5,200       $300       $400       $   --     $   --   $700    $   --      $  600
1999 Cash Payments...........    3,400        300        400           --         --     --        --         300
Adjustments(a)...............      900         --         --           --         --     --        --          --
                                ------       ----       ----       ------     ------   ----    ------      ------
September 30, 1999 balance...   $  900       $ --       $ --       $   --     $   --   $700    $   --      $  300
                                ======       ====       ====       ======     ======   ====    ======      ======


                               OTHER     TOTAL
                               ------   -------
                                (IN THOUSANDS)
1998 Restructuring Charge....  $2,100   $24,000
1998 Cash Payments...........     700     4,600
1998 Non-Cash Charges........     600    11,400
                               ------   -------
September 30, 1998 balance...  $  800   $ 8,000
1999 Cash Payments...........     400     4,800
Adjustments(a)...............      --       900
                               ------   -------
September 30, 1999 balance...  $  400   $ 2,300
                               ======   =======

---------------

(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel). As of September 30, 1999, 154 employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $900 was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan.

(b) Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e) Amount represents goodwill associated with exited product lines at Sybron Laboratory Products Corporation ("SLP").

(f) Amount represents certain terminated contractual obligations primarily associated with Sybron Dental Specialties Corporation.

     The Company expects to make future cash payments of approximately $1,100 in fiscal 2000 and approximately $1,200 in fiscal 2001 and beyond.

     In 1998, the Company incurred $10,507 (approximately $6,400 after tax or $.06 per share on a diluted basis) of costs associated with the merger, transition and integration of the "A" Company (See note 14). Components of the Company's $10,507 of merger and integration costs include severance obligations and certain transaction related compensation predominantly pursuant to existing employment agreements (approximately $4,000), transition expenses of moving from "A" Company's San Diego, California offices to existing offices in Orange, California, including relocating certain employees, relocating equipment and notifying customers (approximately $1,800), legal, accounting and environmental assessment fees (approximately $1,500), redundant terminated unrelated third party consulting contracts (approximately $1,000) and other miscellaneous integration costs (approximately $2,200). All merger, transition and integration costs are recognized as incurred.

     In 1999, the Company incurred $2,569 ($1,618 after tax or $.02 per basic and diluted share), of costs associated with the Pinnacle Merger principally related to non-shareholder compensation (approximately $2,000) and with the continued integration of "A" Company into Ormco (approximately $600). All merger and integration costs are recognized as incurred. The Company does not expect any additional merger and integration costs associated with the Pinnacle Merger or the integration of "A" Company.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(12) CAPITAL STOCK

     STOCK OPTION PLANS: The Company has five stock option plans. As of September 30, 1999, there were options with respect to 7,056 shares of Common Stock outstanding under the 1988 Stock Option Plan (the "1988 Plan"), and there were no shares available for the granting of options under such plan; there were options with respect to 33,088 shares of Common Stock outstanding under the 1990 Stock Option Plan (the "1990 Plan") and there were 5,666 shares remaining available for the granting of options under such plan; there were options with respect to 8,579,627 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the "1993 Plan") and there were 1,436,142 shares remaining available for the granting of options under such plan; there were options with respect to 324,000 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors' Stock Option Plan (the "1994 Outside Directors' Plan"), and there were no shares available for the granting of options under such plan; there were options with respect to 84,000 shares of Common Stock outstanding under the 1999 Outside Directors' Stock Option Plan (the "1999 Outside Directors' Plan"), and there were 396,000 shares remaining available for the granting of options under such plan. Changes in stock options outstanding are as follows:

                                            NUMBER          PRICE        WEIGHTED AVERAGE
                                          OF SHARES       PER SHARE       EXERCISE PRICE
                                          ----------   ---------------   ----------------
Options outstanding at September 30,
1996....................................   8,031,776    $5.99 -- $14.44       $ 8.78
  Granted...............................     464,952   $15.35                 $15.35
  Exercised.............................  (1,451,620)   $5.99 -- $15.35       $ 8.37
  Canceled and available for reissue....    (101,828)   $6.36 -- $15.35       $12.09
                                          ----------
Options outstanding at September 30,
  1997..................................   6,943,280    $5.99 -- $15.35       $ 9.36
  Granted...............................   4,188,064   $23.81 -- $24.50       $24.42
  Exercised.............................  (1,455,760)   $5.99 -- $15.35       $ 8.63
  Canceled and available for reissue....    (277,556)   $8.34 -- $23.81       $10.92
                                          ----------
Options outstanding at September 30,
  1998..................................   9,398,028    $5.99 -- $24.50       $16.14
  Granted...............................     896,748   $25.31 -- $26.75       $26.18
  Exercised.............................  (1,121,421)   $5.99 -- $24.34       $ 9.53
  Canceled and available for reissue....    (145,584)  $11.55 -- $26.75       $20.86
                                          ----------
Options outstanding at September 30,
  1999..................................   9,027,771    $6.06 -- $26.75       $17.88
Options exercisable at September 30,
  1999..................................   4,847,129    $6.06 -- $26.75       $12.88
Options available for grant at September
  30, 1999..............................   1,837,808
                                          ==========

     The range of exercise prices for options outstanding at September 30, 1999 was $6.06 to $26.75. The range of exercise prices for options is wide due to the increasing price of the Company's stock (upon which the exercise price is based) over the period of the grants.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 1999:

                                           OPTIONS
                                         OUTSTANDING                               OPTIONS
                       -----------------------------------------------   OUTSTANDING AND EXERCISABLE
                                   WEIGHTED AVERAGE   WEIGHTED AVERAGE   ----------------------------
RANGE OF               NUMBER OF      REMAINING           EXERCISE       NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICES         SHARES     CONTRACTUAL LIFE        PRICE          SHARES      EXERCISE PRICE
---------------        ---------   ----------------   ----------------   ---------   ----------------
$ 6.06 -- $10.00.....  2,997,660         5.0               $ 8.37        2,997,660        $ 8.37
$10.01 -- $15.00.....    749,363         6.2                11.75          501,935         11.72
$15.01 -- $20.00.....    331,744         7.2                15.35          176,608         15.35
$20.01 -- $25.00.....  4,082,280         8.5                24.43        1,083,270         24.39
$25.01 -- $30.00.....    866,724         9.3                26.19           87,656         26.75
                       ---------                                         ---------
                       9,027,771                                         4,847,129
                       =========                                         =========

  1988, 1990 and 1993 Plans

     No options may be granted under the plans after ten years from the date the plans are approved by the shareholders of the Company. Options granted pursuant to the plans shall be either incentive options which are intended to meet the requirements of section 422 of the Code or nonstatutory options. The exercise price of the options will be determined by the Compensation/Stock Option Committee. The exercise price of any incentive option shall not be less than the fair market value per share of the Common Stock on the date of the grant of such option. An optionee under the plans must pay the full option price of an option either (a) in cash or its equivalent, (b) with the Compensation/Stock Option Committee's consent, by delivering previously acquired shares of Common Stock having a fair market value at the time of the exercise equal to the total option price, (c) with the Compensation/Stock Option Committee's consent, by a cashless exercise as permitted under The Federal Reserve Board's Regulation T or (d) in any combination of the foregoing.

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

  Outside Directors' Plans

     The 1994 Outside Directors' Plan provided for the automatic granting of nonstatutory stock options to those of the Company's directors who qualify as "outside directors" at the time of grant. Following each annual meeting of shareholders prior to September 30, 1998, the plan's expiration date, each outside director was automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the 1994 Outside Directors' Plan became exercisable six months after the date of grant, regardless of whether the grantee was still a director of the Company on such date. All rights to exercise an option granted under the 1994 Outside Directors' Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee's spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

     The 1999 Outside Directors' Plan provides for the automatic granting of nonstatutory stock options to those of the Company's directors who qualify as "outside directors" at the time of grant. Following each

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES annual meeting of shareholders beginning in 1999, when the plan was approved by the shareholders, each outside director is automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the 1999 Outside Directors' Plan is exercisable immediately upon grant. All rights to exercise an option granted under the 1999 Outside Directors' Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee's spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

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

                                                          1997      1998       1999
                                                         -------   -------   --------
Pro forma net income...................................  $84,712   $68,469   $130,268
Basic pro forma earnings per share.....................      .84       .67       1.26
Diluted pro forma earnings per share...................      .81       .65       1.22

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         1997        1998        1999
                                                       ---------   ---------   ---------
Volatility...........................................    29.6%       34.1%       28.8%
Risk-free interest rate..............................    6.47%       5.66%       4.99%
Expected holding period..............................  8.0 years   8.7 years   7.7 years
Dividend yield.......................................      0           0           0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted in 1997, 1998 and 1999 was $7.75, $13.13 and $13.53 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

     EQUITY RIGHTS: As of September 30, 1999, the Company holds 220 shares of treasury stock for delivery to equity right holders who have not yet surrendered their certificates. Equity right holders are entitled to receive 4.375 shares of Common Stock upon surrender of such certificates.

(13) COMMITMENTS AND CONTINGENT LIABILITIES

     On May 2, 1996, Combustion Engineering, Inc. ("CE") commenced legal proceedings (the "CE Litigation") against the Company with respect to the former Taylor Instruments facility in Rochester, New

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

York (the "Site"), an operation accounted for as a discontinued operation when the decision was made to exit the industrial capital goods business in 1983. The CE Litigation, brought in the New York Supreme Court, Monroe County, New York, related to claims CE made for reimbursement to it of expenses associated with the remediation of alleged environmental contamination at the Site. The Site was sold to CE in 1983 by the predecessor of a subsidiary of the Company. The Company settled the CE Litigation on November 16, 1998. Under the settlement agreement, the Company agreed to pay up to $10,000 for remediation of contamination located on the Site. $8,500 was paid on the date of settlement. Up to an additional $1,500 will be paid if, and to the extent that, the future cost of on-Site remediation exceeds $5,500. In exchange, CE has agreed to be responsible for and to indemnify the Company with respect to the remediation of on-Site contamination. The settlement agreement also provides that Sybron will assume control over and be responsible for the remediation of any potential contamination located off-Site. The Company's results for 1998 reflect a pre-tax charge of $12,500 related to the settlement, consisting of $8,500 paid on the date of settlement, $1,500 to be paid if and to the extent that the future costs of on-Site remediation exceed $5,500 and $2,500, which includes the Company's estimate based in part on an analysis provided by a consultant to the Company, of the costs associated with the remediation of off-Site contamination. Based on current information, off-Site remediation may include a soil vapor monitoring program and the clean-up of mercury contaminated sediments in sewers close to the Site.

     Applied Biotech, Inc. ("ABI"), a subsidiary in the Company's Diagnostics and Microbiology business segment, manufactures and supplies immunoassay pregnancy tests to Warner Lambert Co. Warner Lambert sells the tests to retailers who sell them over-the-counter to consumers. ABI's sales of the product to Warner Lambert in 1999 were approximately $11 million. ABI supplies the product to Warner Lambert pursuant to a supply agreement which Warner Lambert claims requires ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. Conoco claims in the suit that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Conopco. ABI has agreed to defend the lawsuit on behalf of Warner Lambert. ABI believes it has meritorious defenses to the Conopco claim, and is vigorously defending the lawsuit. The Company therefore believes the resolution of this lawsuit will not have a material adverse effect on the results of operations or financial condition of the Company. Additionally, two other third parties have contacted Warner Lambert regarding patents they hold which may apply to the Warner Lambert pregnancy test. Thus, Warner Lambert or ABI may in the future be subject to additional lawsuits by these parties for patent infringement with respect to these products. ABI believes it has meritorious defenses to these patents and will vigorously defend any such lawsuits against it, if brought.

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including products liability, patent and trademark or other intellectual property infringement, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. Based upon the insurance available under an insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future. The Company does not reduce legal or contractual liabilities for possible recoveries from insurance companies.

     On September 30, 1999, the Company assigned its rights to receive in 2022 a Treasury with a par value of $50,000 to an unrelated third party. The third party has also agreed to assume any obligations for which the security has been pledged.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(14) ACQUISITIONS AND DIVESTITURE

     The Company has completed 55 acquisitions (including three mergers and a joint venture) and sold one business since the beginning of 1997. The acquired companies are all engaged in businesses related to the laboratory or dental groups of the Company or use a process in manufacturing which is similar to the Company's existing businesses. The divested company was engaged in the business of process technologies.

     1997

     During 1997, the Company completed eleven acquisitions for cash. In addition, the Company completed the merger of National Scientific Company (the "National Merger") with a subsidiary of the Company formed for this purpose and a related purchase of real estate used in National's operations for stock. The aggregate cash purchase price of the acquisitions was approximately $209,220, including fees and expenses. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The National Merger was accounted for as a pooling of interests. Results from National Scientific Company are included as of October 1, 1996. The following table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies accounted for as a purchase. The total goodwill for the acquired companies was $117,038.

                                                            OPERATING    TOTAL        TYPE OF
        BUSINESS SEGMENT              DATE         SALES     INCOME     ASSETS      ACQUISITION
        Company Acquired          -------------   -------   ---------   -------   ----------------
LABWARE AND LIFE SCIENCES:
Nippon Intermed K.K.............       May 1997   $ 9,115    $  (578)   $ 5,612   Joint Venture
Integrated Separation Systems...      July 1997     3,981        479      2,562   Asset
CLINICAL AND INDUSTRIAL:
D&W, Inc. ......................   October 1996       530        289        945   Asset
DIAGNOSTICS AND MICROBIOLOGY:
Trend Scientific, Inc. .........   January 1997     2,486         62      1,187   Stock
Alexon Biomedical, Inc. ........     April 1997     5,862      2,726      4,403   Stock
Remel Limited Partnership.......       May 1997    52,683     11,222     46,010   Partnership and
                                                                                  Equity Interests
Drug Screening Systems, Inc. ...      June 1997     2,172       (456)     1,144   Asset
Carr-Scarborough
  Microbiologicals, Inc. .......      July 1997     8,849        358      2,538   Stock
LABORATORY EQUIPMENT:
HARVEY(R) bench top sterilizer
  business line of Getinge/
  Castle, Inc. .................     March 1997    10,000       (302)     8,219   Asset
PROFESSIONAL DENTAL:
Precision Rotary Instruments....  February 1997     4,361        975      1,198   Asset
DISCONTINUED OPERATIONS:
Pure Fit, Inc(a)................   October 1996     2,705        931      1,041   Asset

---------------

(a) A component of NPT which was divested on March 31, 1999.

     See note 15 for a description of business segments.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     1998

     During 1998, the Company completed 21 acquisitions for cash. In addition, the Company completed one transaction for stock (the "LRS Merger"). The aggregate cash purchase price of the acquisitions was approximately $239,782, including fees and expenses. The Company may be subject to future purchase price adjustments based upon earnout provisions under two of the purchase and sale agreements. Such earnouts provision had a maximum potential payout of approximately $4,600. The earnout provisions are subject to the achievement of certain financial goals and are not contingent upon employment. The earnouts, if achieved, are payable in the years 1999 through 2001 and will be accounted for as additional goodwill. An earnout payment of approximately $1,670 was made in 1999. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The LRS Merger, a merger between LRS Acquisition Corp. ("LRS"), the parent of "A" Company Orthodontics ("A" Company'), and a subsidiary of the Company formed for that purpose, was accounted for as a pooling of interests. Results from LRS are included as of October 1, 1994, the first full year of LRS' operations. The following table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies accounted for as purchases. The total goodwill for the acquired companies was $189,489.

                                                                 OPERATING    TOTAL      TYPE OF
          BUSINESS SEGMENT                 DATE         SALES     INCOME     ASSETS    ACQUISITION
          Company Acquired             -------------   -------   ---------   -------   -----------
LABWARE AND LIFE SCIENCES:
Lida Manufacturing Corporation.......   October 1997   $ 5,694    $   379    $ 1,585   Stock

CLINICAL AND INDUSTRIAL:
Chase Instruments Corp...............   October 1997    21,592      1,957     11,946   Asset
Cel-Line Associates, Inc. ...........   January 1998     1,878         39        155   Asset
SciCan Scientific....................     April 1998     5,483        311      2,982   Asset
Marks Polarized Corporation..........       May 1998       935         84        263   Asset
Scherf Prazision GmbH................    August 1998     2,621        184      1,327   Asset

DIAGNOSTIC AND MICROBIOLOGY:
Clinical Standards Labs, Inc. .......  November 1997     2,759        106        911   Stock
Diagnostics Reagents, Inc. ..........   January 1998     7,609      3,057      5,795   Stock
Criterion Sciences...................     April 1998     5,572      2,731        686   Asset
Custom Laboratories, Inc. ...........     April 1998     1,444         72      1,616   Asset
DiMed Corporation....................     April 1998     1,830        154      1,248   Asset
Summit Biotechnology, Inc. ..........       May 1998     1,237        414        455   Asset
Applied Biotech, Inc. ...............    August 1998    25,141     13,663     12,920   Stock
Diagnostics products of Seradyn,
  Inc. ..............................    August 1998    12,038       (535)     8,518   Asset
MicroBio Products, Inc. .............    August 1998     3,675         22      1,032   Stock

LABORATORY EQUIPMENT:
Electrothermal Engineering Ltd.......      July 1998     5,565        (21)     2,627   Stock
Lab-Line Instruments, Inc. ..........      July 1998    20,323        633      8,995   Stock

PROFESSIONAL DENTAL:
Tycom Dental Corporation.............      July 1998     8,000        N/A      2,380   Asset

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                 OPERATING    TOTAL      TYPE OF
          BUSINESS SEGMENT                 DATE         SALES     INCOME     ASSETS    ACQUISITION
          Company Acquired             -------------   -------   ---------   -------   -----------
ORTHODONTICS:
Ormodent Group.......................  December 1997    21,545      1,797     10,332   Stock

INFECTION CONTROL PRODUCTS:
Viro Research International, Inc. ...  February 1998     3,266        337      1,076   Stock
The high level disinfectant/sterilant
  business of Cottrell Ltd...........      July 1998     7,500        N/A        366   Asset

     See note 15 for a description of business segments.

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

     1999

     Acquisitions

     During 1999, the Company completed 18 acquisitions for cash. In addition, the Company completed one transaction for stock (the "Pinnacle Merger"). The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was $261,932. The Company may be subject to future purchase price adjustments based upon an earnout provision under one of the purchase and sale agreements. Such earnout provision has a maximum potential payout of approximately $2,000. The earnout provision is subject to the achievement of certain financial goals and is not contingent upon employment. The earnout, if achieved, is payable in the years 2000 through 2002 and will be accounted for as additional goodwill. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The Pinnacle Merger, a merger between Pinnacle Products of Wisconsin, Inc. ("Pinnacle") and a subsidiary of the Company formed for that purpose, was accounted for as a pooling of interests. Results from Pinnacle are included from the first day of the first reporting periods. The following table outlines sales and operating income for the most recent date prior to the acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies. The type of acquisition refers to whether the Company purchased assets or the stock of the acquired companies. The total goodwill for the acquired companies was $197,126.

                                                                 OPERATING    TOTAL      TYPE OF
          BUSINESS SEGMENT                 DATE         SALES     INCOME     ASSETS    ACQUISITION
          Company Acquired            --------------   -------   ---------   -------   -----------
LABWARE AND LIFE SCIENCES:
InVitro Scientific Products,
  Inc. .............................    October 1998   $ 5,095    $  708     $ 1,897   Assets
Pacofin Intersep Filtration Products
  business of Pacofin, Ltd..........   November 1998       902       343         952   Assets
Scientific Resources, Inc. .........    January 1999     4,480       165       1,043   Assets
Molecular BioProducts, Inc. ........    January 1999    15,617     4,217       6,727   Stock
Matrix Technologies Corporation.....  September 1999    16,775     1,313       8,419   Stock

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENT
----------------                                                 OPERATING    TOTAL      TYPE OF
                                           DATE         SALES     INCOME     ASSETS    ACQUISITION
Company Acquired                      --------------   -------   ---------   -------   -----------
CLINICAL AND INDUSTRIAL:
Corning Samco Corporation...........    October 1998    22,996     2,316      15,690   Stock
HistoScreen(TM) and Histogel(TM)
  product lines of Perk
  Scientific........................    January 1999       932       254         227   Assets
Stahmer, Weston & Co., Inc. ........   February 1999     2,961       (74)        873   Stock
System Sales Associates, Inc. ......     August 1999     4,382       565       1,810   Assets
Novelty Glass & Mirror Co., Inc. ...   February 1999       280        (9)      4,949   Assets

DIAGNOSTICS AND MICROBIOLOGY:
Rascher & Betzold, Inc. ............    January 1999       104        (9)        200   Assets
Microgenics Corporation.............       June 1999    37,165     8,034      25,573   Stock
MicroTest, Inc. ....................       July 1999     1,631     1,033         320   Assets
Bioreagent and ELISA immunochemistry
  product lines of Genzyme
  Diagnostics.......................       July 1999     3,391     2,465         434   Assets

LABORATORY AND EQUIPMENT:
Laboratory Devices, Inc. ...........    January 1999       940       202         273   Assets
Stem Corporation Ltd................     August 1999     1,655       714       1,090   Stock

ORTHODONTIC:
Endo Direct Ltd.....................       July 1999       338         8         395   Stock

INFECTION CONTROL PRODUCTS:
Alden Scientific, Inc. and
  Gulfstream Medical, Inc. .........       July 1999     3,519     1,569       1,058   Assets

     See note 15 for a description of business segments.

     On October 29, 1998, Sybron completed the merger of Pinnacle Products of Wisconsin, Inc. ("Pinnacle") and a subsidiary of Sybron formed for that purpose (the "Pinnacle Merger") and a related purchase of real estate used in Pinnacle's operations. Pinnacle is a manufacturer of dental disposable infection control products and is included in the Professional Dental business segment.

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

     The merger has been accounted for as a pooling of interests. Accordingly, the Company's historical financial information was restated to include the financial results of Pinnacle. Pinnacle was an S corporation for income tax purposes and therefore did not pay U.S. federal income taxes. Pinnacle will be included in the Company's U.S. federal income tax return effective October 29, 1998. No significant net deferred tax liability and corresponding charges to income tax expense are expected as Pinnacle's net taxable temporary differences are expected to be insignificant.

     Separate net sales, net income and related per share amounts of the merged entities are presented in the following table. In addition, the table includes pro forma net income and net income per share amounts, which

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES reflect the elimination of the nonrecurring merger and integration costs and the inclusion of income tax expense.

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
Net sales:
  The Company...............................................   $787,731      $912,839
  Pinnacle..................................................     10,906        11,809
                                                               --------      --------
Total.......................................................   $798,637      $924,648
                                                               ========      ========
Net income:
  The Company...............................................   $ 83,140      $ 70,287
  Pinnacle..................................................      4,994         5,756
  Pinnacle pro forma income tax expense (a).................     (1,998)       (2,302)
                                                               --------      --------
Pro forma net income........................................   $ 86,136      $ 73,741
Pinnacle pro forma income tax expense (a)...................      1,998         2,302
                                                               --------      --------
Net income to be reported...................................   $ 88,134      $ 76,043
                                                               ========      ========
Basic earnings per common share:
  To be reported............................................   $    .88      $    .74
  Pro forma.................................................        .86           .72
Diluted earnings per common share:
  To be reported............................................   $    .85      $    .72
  Pro forma.................................................        .83           .70

---------------
(a) Prior to the merger, Pinnacle was an S corporation and, therefore, income tax expense was not reflected in its historical net income.

     The following pro forma financial information presents the combined results of the operations of the Company and the purchased businesses referred to above as if the 1999 acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the purchased companies listed above constituted a single entity during such periods.

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Net sales...................................................  $1,047,822    $1,162,124
Net income..................................................  $   74,249    $  141,953
Basic earnings per common share.............................  $      .73    $     1.37
Diluted earnings per common share...........................  $      .70    $     1.33

     Subsequent to September 30, 1999, the Company completed two acquisitions for cash which will be accounted for as purchases. The following unaudited table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                   Operating   Total      Type of
            BUSINESS SEGMENT                  Date        Sales     Income     Assets   Acquisition
            Company Acquired                  ----       -------   ---------   ------   -----------
LABWARE AND LIFE SCIENCES:
Robbins Scientific Corporation..........  October 1999   $19,601      $4,088   $9,876      Stock
CLINICAL AND INDUSTRIAL:
Microm Laborgerate GmbH.................  October 1999    20,676       1,112    7,907     Assets

     Divestiture

     On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain -- France. Net proceeds from the sale, net of approximately $1,900 of selling expenses and a reduction to the purchase price of approximately $2,600 paid subsequent to September 30, 1999, amounted to approximately $83,200. The proceeds of the sale net of tax and expenses were used to repay approximately $67,900 previously owed under the Company's credit facilities.

     Net sales from NPT were approximately $47,800 in 1998. Certain expenses were allocated to discontinued operations in 1998 and 1999 (up to the date of sale), including interest expense which was allocated based upon the historical purchase prices and cash flows of the companies comprising NPT.

     The components of net assets held for sale of discontinued operations included in the Consolidated Balance Sheet at September 30, 1998 are as follows:

                                                          SEPTEMBER 30,
                                                              1998
                                                          -------------
Cash....................................................     $   317
Net account receivables.................................       8,977
Net inventories.........................................      10,152
Other current assets....................................         158
Intangible assets.......................................      33,607
Property plant and equipment -- net.....................       2,930
Current portion of long term debt.......................         (25)
Accounts payable........................................      (2,339)
Accrued liabilities.....................................      (1,012)
Deferred income taxes -- net............................      (1,195)
Long term debt..........................................          (8)
                                                             -------
                                                             $51,562
                                                             =======

(15) SEGMENT INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS 131 in 1999 and has restated the previously reported annual segment operating results to conform to the Statement's management approach and to reflect the Pinnacle Merger and NPT sale.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory and dental products in the United States and other countries. Laboratory products are categorized in the business segments of a) Labware and Life Sciences, b) Clinical and Industrial, c) Diagnostics and Microbiology and
d) Laboratory Equipment. Dental products are categorized in the business segments of a) Professional Dental, b) Orthodontics and c) Infection Control Products. A description of the business segments follows:

     Products in the Labware and Life Sciences business segment include approximately 4,900 items, including reusable plastic products (bottles, carboys, graduated ware, beakers and flasks) and disposable plastic products (microfiltration and cryogenic storage products). Other labware products include products for critical packaging applications (bottles for packaging diagnostic and other reagents, media, pharmaceuticals and specialty chemicals), safety products (hazard labeled containers and biohazard disposal products), environmental containers, and autosampler vials and seals used in chromatography analysis. Life sciences products include applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling and high throughput screening technologies.

     Products in the Clinical and Industrial business segment include microscope slides, cover glass, glass tubes and vials, stains and reagents for clinical testing, thin glass for watch crystals, cosmetic mirrors, and precision and coated glass used in various optic applications.

     Products in the Diagnostics and Microbiology business segment are used for drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, glucose tolerance testing, blood bank saline testing, clinical diagnostic liquid standards and research application temperature measurement. Products include diagnostic test kits, culture media, diagnostic reagents, and other products used in detecting causes of various infections or diseases.

     Products in the Laboratory Equipment business segment include a) heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers and cryogenic storage apparatus, which are fundamental to basic procedures performed in the laboratory, b) systems for producing ultra pure water, c) bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research, d) constant temperature equipment including refrigerators/freezers, ovens, water baths, environmental chambers, and furnaces and e) fluorometers, spectrophotometers, and strip chart recorders.

     Products in the Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry, filling materials, instruments and sealers used in endodontics, waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories and disposable infection control products for dental equipment.

     Products in the Orthodontics business segment include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubberbands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. Orthodontics also includes direct sale endodontic products.

     Products in the Infection Control Products business segment include high level disinfectants and sterilants, and enzymatic cleaners and instrument care solutions for medical and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use.

     Inter-business segment sales are not material. Information on these business segments is summarized as follows:

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                      LABWARE     CLINICAL    DIAGNOSTICS
                                      AND LIFE      AND           AND        LABORATORY   ELIMI-      TOTAL      PROFESSIONAL
                                      SCIENCES   INDUSTRIAL   MICROBIOLOGY   EQUIPMENT    NATIONS      SLP          DENTAL
                                      --------   ----------   ------------   ----------   -------   ----------   ------------
1997
Revenues:
  External customer.................  $212,430    $109,868      $ 47,675      $ 69,967    $    --   $  439,940     $185,831
  Intersegment......................       373         501            75         1,056       (948)       1,057        1,431
    Total revenues..................   212,803     110,369        47,750        71,023       (948)     440,997      187,262
Gross profit........................   109,054      45,310        25,329        30,583         --      210,276      102,147
Selling, general and admin. ........    56,084      20,974        14,151        12,196         --      103,405       55,176
Operating income....................    52,970      24,336        11,178        18,387         --      106,871       46,971
Depreciation and amortization.......    17,358       7,466         3,296         3,482         --       31,602        8,197
Interest income.....................       214          68            21             6         --          309           31
Interest expense....................       145         195             5            25         --          370          294
Segment assets......................   333,472     160,877       212,520        94,903         --      801,772      180,087
Expenditures for property, plant and
  equipment.........................    11,773       4,251         3,652         2,917         --       22,593       11,370
1998
Revenues:
  External customer.................   228,776     135,438       114,683        78,866         --      557,763      188,333
  Intersegment......................       717       5,608           352           972     (6,761)         888          813
    Total revenues..................   229,493     141,046       115,035        79,838     (6,761)     558,651      189,146
Gross profit........................   115,725      57,351        59,407        34,697         --      267,180      109,307
Selling, general and admin. ........    65,570      23,082        34,294        16,405         --      139,351       60,085
Operating income....................    50,155      34,269        25,113        18,292         --      127,829       49,222
Depreciation and amortization.......    16,551       8,271         8,477         4,082         --       37,381        7,762
Interest income.....................       433          66            66            11         --          576           49
Interest expense....................       138         201            10            16         --          365          207
Segment assets......................   362,637     220,886       320,190       118,306         --    1,022,019      188,553
Expenditures for property, plant and
  equipment.........................    19,493       7,456         3,430         2,686         --       33,065        5,470
1999
Revenues:
  External customer.................   268,788     176,059       171,647        98,543         --      715,037      191,923
  Intersegment......................       976       5,833           392           804     (7,367)         638          592
    Total revenues..................   269,764     181,892       172,039        99,347     (7,367)     715,675      192,515
Gross profit........................   136,004      75,407        89,458        41,089         --      341,958      105,979
Selling, general and admin. ........    68,600      30,102        46,246        20,632         --      165,580       60,880
Operating income....................    67,404      45,305        43,212        20,457         --      176,378       45,099
Depreciation and amortization.......    18,768      11,696        12,401         4,393         --       47,258        8,413
Interest income.....................       183          66            79            12         --          340           62
Interest expense....................       233         204           203            45         --          685          157
Segment assets......................   465,648     290,598       417,313       131,942         --    1,305,501      186,349
Expenditures for property, plant and
  expenditure.......................    15,598       7,377         4,743         2,254         --       29,972        6,571

                                                     INFECTION
                                                      CONTROL    ELIMI-     TOTAL
                                      ORTHODONTICS   PRODUCTS    NATIONS     SDS      OTHER(A)     TOTAL
                                      ------------   ---------   -------   --------   --------   ----------
1997
Revenues:
  External customer.................    $158,107      $14,759    $    --   $358,697   $     --   $  798,637
  Intersegment......................       3,290           --     (4,721)        --     (1,057)          --
    Total revenues..................     161,397       14,759     (4,721)   358,697     (1,057)     798,637
Gross profit........................      94,800        8,334         --    205,281         --      415,557
Selling, general and admin. ........      62,524        4,836         --    122,536      8,486      234,427
Operating income....................      32,276        3,498         --     82,745     (8,486)     181,130
Depreciation and amortization.......       7,363          522         --     16,082      1,370       49,054
Interest income.....................          19           --         --         50         45          404
Interest expense....................       4,073            3         --      4,370     39,651       44,391
Segment assets......................     172,880       16,108         --    369,075     97,863    1,268,710
Expenditures for property, plant and
  equipment.........................       1,124           88         --     12,582      1,532       36,707
1998
Revenues:
  External customer.................     162,510       16,042         --    366,885         --      924,648
  Intersegment......................       4,023           --     (4,836)        --       (888)          --
    Total revenues..................     166,533       16,042     (4,836)   366,885       (888)     924,648
Gross profit........................      93,913        8,625         --    211,845         --      479,025
Selling, general and admin. ........      76,915        6,457         --    143,457      8,718      291,526
Operating income....................      16,998        2,168         --     68,388     (8,718)     187,499
Depreciation and amortization.......       7,796          989         --     16,547      1,505       55,433
Interest income.....................          29           --         --         78         47          701
Interest expense....................       2,074            1         --      2,282     51,320       53,967
Segment assets......................     189,757       42,771         --    421,081    102,443    1,545,543
Expenditures for property, plant and
  equipment.........................       4,039           72         --      9,581        180       42,826
1999
Revenues:
  External customer.................     169,901       26,352         --    388,176         --    1,103,213
  Intersegment......................       3,967           --     (4,559)        --       (638)          --
    Total revenues..................     173,868       26,352     (4,559)   388,176       (638)   1,103,213
Gross profit........................     106,350       14,208         --    266,537         --      568,495
Selling, general and admin. ........      56,250       10,226         --    127,356     11,210      304,146
Operating income....................      50,100        3,982         --     99,181    (11,210)     264,349
Depreciation and amortization.......       7,597        1,311         --     17,321      1,882       66,461
Interest income.....................          32           --         --         94        421          855
Interest expense....................         219            1         --        377     56,085       57,147
Segment assets......................     191,028       56,096         --    433,473    103,943    1,842,917
Expenditures for property, plant and
  expenditure.......................       6,116          333         --     13,020        405       43,397

---------------
(a) Includes the elimination of intercompany activity and corporate office assets consisting primarily of cash, assets held for sale (1997 and 1998), securities available for sale (1999), deferred taxes, and property, plant and equipment.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                            1997         1998          1999
                                                          ---------    ---------    ----------
Net Sales:
United States:
  Customers.............................................  $ 530,620    $ 638,518    $  769,600
  Inter-geographic......................................     29,477       51,594        58,304
                                                          ---------    ---------    ----------
                                                            560,097      690,112       827,904
                                                          ---------    ---------    ----------
Europe:
  Customers.............................................    144,770      167,851       190,072
  Inter-geographic......................................     59,152       74,121        66,150
                                                          ---------    ---------    ----------
                                                            203,922      241,972       256,222
                                                          ---------    ---------    ----------
All other areas:
  Customers.............................................    123,247      118,279       143,541
  Inter-geographic......................................     13,362       19,171        19,764
                                                          ---------    ---------    ----------
                                                            136,609      137,450       163,305
Inter-geographic sales..................................   (101,991)    (144,886)     (144,218)
                                                          ---------    ---------    ----------
  Total net sales.......................................  $ 798,637    $ 924,648    $1,103,213
                                                          =========    =========    ==========
Net Property:
  United States.........................................  $ 150,996    $ 164,599    $  186,430
  Europe................................................     37,855       44,151        42,937
  All other areas.......................................      9,598       14,009        15,880
                                                          ---------    ---------    ----------
  Total net property....................................  $ 198,449    $ 222,759    $  245,247
                                                          =========    =========    ==========

     Major customer information:

     During 1997, one customer, Fisher Scientific, accounted for 10% or more of the Company's net revenues. During 1998 and 1999, no one customer accounted for 10% or more of the Company's net revenues. The table below lists by segment the 1997 sales to Fisher Scientific.

Labware and Life Sciences..................................  $43,619
Clinical and Industrial....................................   18,062
Laboratory Equipment.......................................   14,877
Diagnostics and Microbiology...............................    4,231
                                                             -------
                                                             $80,789
                                                             =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(16) COMPREHENSIVE INCOME

     Effective October 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which modifies the financial statement presentation of comprehensive income and its components. SFAS 130 requires that a consolidated statement of comprehensive income be included in the consolidated financial statements to present all changes in shareholders' equity in the periods presented other than changes resulting from transactions relating to the Company's stock. The components of other comprehensive income (loss) are as follows:

                                                         PRETAX      TAX     AFTER TAX
                                                        --------    -----    ---------
Year ended September 30, 1997
  Translation Adjustment..............................  $(15,920)   $  --    $(15,920)
                                                        ========    =====    ========
Year ended September 30, 1998
  Translation Adjustment..............................  $  4,293    $  --    $  4,293
                                                        ========    =====    ========
Year ended September 30, 1999
  Translation Adjustment..............................  $ (9,905)   $  --    $ (9,905)
  Unrealized gain on security.........................       439     (173)        266
                                                        --------    -----    --------
  Total other comprehensive income....................  $ (9,466)   $(173)   $ (9,639)
                                                        ========    =====    ========

(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                          FIRST      SECOND     THIRD      FOURTH      TOTAL
1998                                     QUARTER    QUARTER    QUARTER    QUARTER       YEAR
----                                     --------   --------   --------   --------   ----------
Net sales..............................  $214,820   $226,006   $226,993   $256,829   $  924,648
                                         ========   ========   ========   ========   ==========
Gross profit...........................  $111,472   $118,378   $113,608   $135,567   $  479,025
                                         ========   ========   ========   ========   ==========
Income from continuing operations......  $ 20,814   $ 24,767   $  4,747   $ 29,617   $   79,945
                                         ========   ========   ========   ========   ==========
Discontinued operations................     1,132      1,551        450     (7,035)      (3,902)
                                         ========   ========   ========   ========   ==========
Net income.............................  $ 21,946   $ 26,318   $  5,197   $ 22,582   $   76,043
                                         ========   ========   ========   ========   ==========
Basic Per Common Share Earnings:
Income from continuing operations......  $    .20   $    .24   $    .05   $    .29   $      .78
Discontinued operations................       .02        .02         --       (.08)        (.04)
                                         --------   --------   --------   --------   ----------
Net income.............................  $    .22   $    .26   $    .05   $    .21   $      .74
                                         ========   ========   ========   ========   ==========
Diluted Per Common Share Earnings:
Income before extraordinary item.......  $    .20   $    .23   $    .04   $    .29   $      .76
Discontinued Operations................       .01        .02        .01       (.08)        (.04)
                                         --------   --------   --------   --------   ----------
Net income.............................  $    .21   $    .25   $    .05   $    .21   $      .72
                                         ========   ========   ========   ========   ==========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                          FIRST      SECOND     THIRD      FOURTH      TOTAL
1999                                     QUARTER    QUARTER    QUARTER    QUARTER       YEAR
----                                     --------   --------   --------   --------   ----------
Net sales..............................  $248,330   $272,017   $280,051   $302,815   $1,103,213
                                         ========   ========   ========   ========   ==========
Gross profit...........................  $125,601   $141,564   $145,415   $155,915   $  568,495
                                         ========   ========   ========   ========   ==========
Income from continuing operations
  before extraordinary item............  $ 23,321   $ 32,510   $ 33,344   $ 36,080   $  125,255
                                         ========   ========   ========   ========   ==========
Discontinued operation.................       539       (418)        --         --          121
                                         ========   ========   ========   ========   ==========
Extraordinary item.....................        --     18,796       (838)      (787)      17,171
                                         ========   ========   ========   ========   ==========
Net income.............................  $ 23,860   $ 50,888   $ 32,506   $ 35,293   $  142,547
                                         ========   ========   ========   ========   ==========
Basic Per Common Share Earnings:
Income from continuing operations......  $    .23   $    .31   $    .32   $    .35   $     1.21
Discontinued operations................        --         --         --         --           --
Extraordinary item.....................        --        .18       (.01)      (.01)         .17
                                         --------   --------   --------   --------   ----------
Net income.............................  $    .23   $    .49   $    .31   $    .34   $     1.38
                                         ========   ========   ========   ========   ==========
Diluted Per Common Share Earnings:
Income from continuing operations
  before extraordinary item............  $    .22   $    .31   $    .31   $    .34   $     1.18
Discontinued operations................       .01         --       (.01)        --           --
Extraordinary item.....................        --        .17         --       (.01)         .16
                                         --------   --------   --------   --------   ----------
Net income.............................  $    .23   $    .48   $    .30   $    .33   $     1.34
                                         ========   ========   ========   ========   ==========

     Amounts in 1998 were adjusted to reflect the Pinnacle Merger and divestiture of NPT. The Pinnacle Merger was accounted for as a pooling of interests. The results of operations of Pinnacle were combined with the previously reported results of the Company as if the merger occurred on the first day of the first reporting period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 2, 2000 (the "2000 Annual Meeting Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2000 Annual Meeting Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2000 Annual Meeting Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2000 Annual Meeting Proxy Statement under the caption "Election of Directors."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

     1. The consolidated financial statements of Sybron International Corporation and its subsidiaries filed under Item 8:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    51
Consolidated Balance Sheets as of September 30, 1998 and
  1999......................................................    52
Consolidated Statements of Income for the years ended
  September 30, 1997, 1998 and 1999.........................    53
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1997, 1998 and 1999.............    54
Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1998 and 1999.........................    55
Notes to Consolidated Financial Statements..................    56

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

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the year for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     December 15, 1999          SYBRON INTERNATIONAL CORPORATION

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

     December 15, 1999

       Principal Financial Officer and
        Principal Accounting Officer:

              /s/ DENNIS BROWN                          Vice President -- Finance,
---------------------------------------------      Chief Financial Officer and Treasurer
                Dennis Brown

              December 15, 1999

                       All of the members of the Board of Directors:

              Don H. Davis, Jr.                            /s/ R. JEFFREY HARRIS
            Christopher L. Doerr               ---------------------------------------------
               Robert B. Haas                               R. Jeffrey Harris,
               Thomas O. Hicks                     Attorney and Agent for each member of
              William U. Parfet                          the Board of Directors of
                 Joe L. Roby                      Sybron International Corporation under
              Richard W. Vieser                             Powers of Attorney
              Kenneth F. Yontz                            dated December 10, 1999

              December 15, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     On November 12, 1999, we reported on the consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999, which are included in the 1999 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Milwaukee, Wisconsin
November 12, 1999

                                                                     SCHEDULE II

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                 -----------------------
                                    BALANCE AT   CHARGED TO   CHARGED TO
                                    BEGINNING    COSTS AND      OTHER                       BALANCE AT
DESCRIPTION                          OF YEAR      EXPENSES     ACCOUNTS      DEDUCTIONS     END OF YEAR
-----------                         ----------   ----------   ----------     ----------     -----------
Year ended September 30, 1997
  Deducted from asset accounts:
     Allowance for doubtful
       receivables................    $2,887      $   817       $  247(d)     $   120(a)      $3,831
                                      ======      =======       ======        =======         ======
     Inventory reserves...........    $6,614      $ 2,883       $1,704(d)     $ 3,411(b)      $7,790
                                      ======      =======       ======        =======         ======
  Legal reserves..................    $3,425      $ 1,672       $   --        $ 2,703(c)      $2,394
                                      ======      =======       ======        =======         ======
  Restructuring reserve...........    $3,300      $    --       $   --        $ 2,663(c)      $  637
                                      ======      =======       ======        =======         ======
Year ended September 30, 1998
  Deducted from asset accounts:
     Allowance for doubtful
       receivables................    $3,831      $ 2,340       $  620(d)     $ 1,098(a)      $5,693
                                      ======      =======       ======        =======         ======
     Inventory reserves...........    $7,790      $   646       $1,479(d)     $ 2,032(b)      $7,883
                                      ======      =======       ======        =======         ======
  Legal reserves..................    $2,394      $  (849)      $   --        $   731(c)      $  814
                                      ======      =======       ======        =======         ======
  Restructuring reserve...........    $  637      $24,024       $   --        $16,621(c)      $8,040
                                      ======      =======       ======        =======         ======
Year ended September 30, 1999
  Deducted from asset accounts:
     Allowance for doubtful
       receivables................    $5,693      $ 1,726       $1,393(d)     $ 3,136(a)      $5,676
                                      ======      =======       ======        =======         ======
     Inventory reserves...........    $7,883      $ 6,206       $  967(d)     $ 7,965(b)      $7,091
                                      ======      =======       ======        =======         ======
  Legal reserves..................    $  814      $   925       $             $ 1,019(c)      $  720
                                      ======      =======       ======        =======         ======
  Restructuring reserve...........    $8,040      $  (932)      $   --        $ 4,776(c)      $2,332
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-11091)

                                 EXHIBIT INDEX
                                       TO
                        1999 ANNUAL REPORT ON FORM 10-K

        EXHIBIT                                           INCORPORATED HEREIN           FILED
         NUMBER                  DESCRIPTION                BY REFERENCE TO           HEREWITH
        -------                  -----------              -------------------         --------
          2.1            -- Purchase Agreement, dated   Exhibit 2.1 to the
                            as of March 14, 1997 (the   Registrant's Current
                            "Purchase Agreement"), by   Report on Form 8-K dated
                            and among the owners of     April 25, 1997 (the
                            the partnership interests   "4/25/97 8-K")
                            in Remel Limited
                            Partnership ("Remel"),
                            Remel Acquisition Co.
                            ("Buyer"), Riverside
                            Partners, Inc. and the
                            other parties identified
                            therein, relating to the
                            purchase by Buyer of all
                            of the partnership
                            interests, limited
                            liability company
                            interests and capital
                            stock of Remel and the
                            other entities whose
                            businesses were acquired
                            by Buyer pursuant to the
                            Purchase Agreement
                            (including the
                            Registrant's guaranty of
                            the obligations of Buyer
                            under the Purchase
                            Agreement).
          2.2            -- Escrow Agreement, dated     Exhibit 2.2 to the
                            as of April 25, 1997, by    4/25/97 8-K
                            and among Riverside
                            Partners, Inc., Remel
                            Acquisition Co. and State
                            Street Bank and Trust
                            Company, as escrow agent.
          2.3            -- Agreement and Plan of       Exhibit 2.1 to the
                            Reorganization, dated as    Registrant's
                            of January 23, 1998, by     Registration Statement
                            and among Sybron            on Form S-4 (No.
                            International               333-47795)
                            Corporation, Normandy
                            Acquisition Co., LRS
                            Acquisition Corp. and
                            Liberty Partners Holdings
                            5, L.L.C.
          3.1            -- Articles of Incorporation   Exhibit 4.1 to the
                            of the Registrant           Registrant's
                                                        Registration Statement
                                                        on Form S-8 (File No.
                                                        333-47015)

        EXHIBIT                                           INCORPORATED HEREIN           FILED
         NUMBER                  DESCRIPTION                BY REFERENCE TO           HEREWITH
        -------                  -----------              -------------------         --------
          3.2            -- Bylaws of the Registrant    Exhibit C to the 1994
                                                        Annual Meeting Proxy
                                                        Statement of Sybron
                                                        Corporation (the
                                                        Registrant's
                                                        predecessor) dated
                                                        December 17, 1993
          4.1            -- Articles of Incorporation   Exhibits 3.1 and 3.2
                            and Bylaws of the           hereto
                            Registrant
          4.2            -- Third Amended and           Exhibit 4.1 to the
                            Restated Credit             Registrant's Form 10-Q
                            Agreement, dated as of      for the quarterly period
                            July 29, 1999 (the          ended June 30, 1999 (the
                            "Credit Agreement"),        "6/30/99 10-Q")
                            among the Registrant and
                            certain of its
                            subsidiaries, the several
                            Lenders from time to time
                            parties thereto, Chase
                            Securities, Inc., as
                            Arranger, and The Chase
                            Manhattan Bank, as
                            Administrative Agent for
                            the Lenders
          4.3            -- Form of Revolving Credit    Exhibit 4.2 to the
                            Note, dated July 29,        6/30/99 10-Q
                            1999, pursuant to the
                            Credit Agreement
          4.4            -- Form of Tranche A Term      Exhibit 4.3 to the
                            Note, dated July 29,        6/30/99 10-Q
                            1999, pursuant to the
                            Credit Agreement
          4.5            -- Form of Additional          Exhibit 4.4 to the
                            Tranche A Term Note,        6/30/99 10-Q
                            dated July 29, 1999,
                            pursuant to the Credit
                            Agreement
          4.6            -- Form of Tranche B Term      Exhibit 4.5 to the
                            Note, dated July 29,        6/30/99 10-Q
                            1999, pursuant to the
                            Credit Agreement
          4.7            -- Form of Swing Line Note,    Exhibit 4.6 to the
                            dated July 29, 1999,        6/30/99 10-Q
                            pursuant to the Credit
                            Agreement
          4.8            -- Fourth Amended and          Exhibit 4.7 to the
                            Restated Parent Pledge      6/30/99 10-Q
                            Agreement, dated as of
                            July 29, 1999, executed
                            pursuant to the Credit
                            Agreement

        EXHIBIT                                           INCORPORATED HEREIN           FILED
         NUMBER                  DESCRIPTION                BY REFERENCE TO           HEREWITH
        -------                  -----------              -------------------         --------
          4.9            -- Fourth Amended and          Exhibit 4.8 to the
                            Restated Subsidiaries       6/30/99 10-Q
                            Guarantee, dated as of
                            July 29, 1999, executed
                            pursuant to the Credit
                            Agreement
          4.10           -- Fourth Amended and          Exhibit 4.9 to the
                            Restated Subsidiaries       6/30/99 10-Q
                            Pledge Agreement, dated
                            as of July 29, 1999,
                            executed pursuant to the
                            Credit Agreement
         10.1*           -- Form of Employment          Exhibit 10(a) to Sybron
                            Agreement with the          Corporation's Form 10-K
                            executive officers of the   for the fiscal year
                            Registrant                  ended September 30, 1993
                                                        (the "1993 10-K")
         10.2*           -- Schedule of executive       Exhibit 10.2 to the
                            officers who are parties    Registrant's Form 10-K
                            to the Employment           for the fiscal year
                            Agreement filed as          ended September 30, 1998
                            Exhibit 10.1, with a        (the "1998 10-K")
                            summary of significant
                            terms
         10.3*           -- Shareholders Agreement,     Exhibit 10(f-2) to
                            dated as of May 6, 1992,    Sybron Corporation's
                            between Sybron              Registration Statement
                            Corporation and certain     on Form S-1 (No.
                            shareholders                33-52614)
         10.4*           -- 1988 Stock Option Plan      Exhibit 10(q) to Sybron
                                                        Corporation's
                                                        Registration Statement
                                                        on Form S-1 (No.
                                                        33-20829)
         10.5*           -- 1990 Stock Option Plan      Exhibit 10(q-2) to
                                                        Sybron Corporation's
                                                        Registration Statement
                                                        on Form S-1 (No.
                                                        33-20829)
         10.6*           -- Amended and Restated 1994   Exhibit 10.41 to the
                            Outside Directors' Stock    Registrant's Form 10-K
                            Option Plan                 for the fiscal year
                                                        ended September 30, 1996
         10.7*           -- Amendment to the 1988       Exhibit 10(q-4) to
                            Stock Option Plan           Sybron Corporation's
                                                        Form 10-K for the fiscal
                                                        year ended September 30,
                                                        1992 (the "1992 10-K")
         10.8*           -- Amendment to the 1990       Exhibit 10(q-6) to the
                            Stock Option Plan           1992 10-K

        EXHIBIT                                           INCORPORATED HEREIN           FILED
         NUMBER                  DESCRIPTION                BY REFERENCE TO           HEREWITH
        -------                  -----------              -------------------         --------
         10.9*           -- Form of Nonstatutory        Exhibit 10(r) to Sybron
                            Stock Option Agreement      Corporation's
                            under the 1988 Stock        Registration Statement
                            Option Plan                 on Form S-1 (No.
                                                        33-20829)
         10.10*          -- Form of Nonstatutory        Exhibit 10(s-1) to
                            Stock Option Agreement      Sybron Corporation's
                            under the 1990 Stock        Registration Statement
                            Option Plan                 on Form S-1 (No.
                                                        33-20829)
         10.11*          -- Form of Nonstatutory        Exhibit 10(u) to the
                            Stock Option Agreement      1993 10-K
                            under the 1993 Long-Term
                            Incentive Plan
         10.12*          -- Form of prior Indemnity     Exhibit 10(v) to the
                            Agreement with each of      1993 10-K
                            the executive officers
                            and directors identified
                            on the schedule thereto
         10.13           -- Lease Agreement dated       Exhibit 10(bb) to Sybron
                            December 21, 1988 between   Corporation's
                            CPA:7 and CPA:8, as         Registration Statement
                            landlord, and Ormco         on Form S-1 (No.
                            Corporation; as tenant      33-24640)
         10.14           -- Lease Agreement dated       Exhibit 10(cc) to Sybron
                            December 21, 1988 between   Corporation's
                            CPA:7 and CPA:8, as         Registration Statement
                            landlord, and Barnstead     on Form S-1 (No.
                            Thermolyne Corporation,     33-24640)
                            as tenant
         10.15           -- Lease Agreement dated       Exhibit 10(dd) to Sybron
                            December 21, 1988 between   Corporation's
                            CPA:7 and CPA:8, as         Registration Statement
                            landlord, and Kerr          on Form S-1 (No.
                            Manufacturing Company, as   33-24640)
                            tenant
         10.16           -- Lease Agreement dated       Exhibit 10(ee) to Sybron
                            December 21, 1988 between   Corporation's
                            CPA:7 and CPA:8, as         Registration Statement
                            landlord, and Erie          on Form S-1 (No.
                            Scientific Company, as      33-24640)
                            tenant
         10.17           -- Lease Agreement dated       Exhibit 10(ff) to Sybron
                            December 21, 1988 between   Corporation's
                            CPA:7 and CPA:8, as         Registration Statement
                            landlord, and Nalge Nunc    on File S-1 (No.
                            International Corporation   33-24640)
                            (formerly Nalge Company),
                            as tenant

        EXHIBIT                                           INCORPORATED HEREIN           FILED
         NUMBER                  DESCRIPTION                BY REFERENCE TO           HEREWITH
        -------                  -----------              -------------------         --------
         10.18           -- Guaranty and Suretyship     Exhibit 10(gg) to Sybron
                            Agreement dated December    Corporation's
                            21, 1988 between Sybron     Registration Statement
                            Corporation and CPA:7 and   on Form S-1 (No.
                            CPA:8                       33-24640)
         10.19           -- Tenant Agreement dated      Exhibit 10(rr) to Sybron
                            December 21, 1988 between   Corporation's
                            New England Mutual Life     Registration Statement
                            Insurance Company, as       on Form S-1 (No.
                            lender, and CPA:7 and       33-24640) Form S-1 (No.
                            CPA:8, as landlord, and     33-24640)
                            Ormco Corporation, as
                            tenant Thermolyne
                            Corporation, as tenant
         10.20           -- Tenant Agreement dated      Exhibit 10(ss) to Sybron
                            December 21, 1988 between   Corporation's
                            New England Mutual Life     Registration Statement
                            Insurance Company, as       on Registration
                            lender, and CPA:7 and       Statement on Form S-1
                            CPA:8, as landlord, and     (No. 33-24640)
                            Barnstead and CPA:7 and
                            CPA:8, as landlord, and
                            Kerr Manufacturing
                            Company, as tenant
         10.21           -- Tenant Agreement dated      Exhibit 10(tt) to Sybron
                            December 21, 1988 between   Corporation's
                            New England Mutual Life
                            Insurance Company, as
                            lender,
         10.22           -- Tenant Agreement dated      Exhibit 10(uu) to Sybron
                            December 21, 1988 between   Corporation's
                            New England Mutual Life     Registration Statement
                            Insurance Company, as       on Form S-1 (No.
                            lender, and CPA:7 and       33-24640)
                            CPA:8, as landlord, and
                            Erie Scientific Company,
                            as tenant
         10.23           -- Tenant Agreement dated      Exhibit 10(vv) to Sybron
                            December 21, 1988 between   Corporation's
                            New England Mutual Life     Registration Statement
                            Insurance Company, as       on Form S-1 (No.
                            lender, and CPA:7 and       33-24640)
                            CPA:8, as landlord, and
                            Nalge Nunc International
                            Corporation (formerly
                            Nalge Company), as tenant

        EXHIBIT                                           INCORPORATED HEREIN           FILED
         NUMBER                  DESCRIPTION                BY REFERENCE TO           HEREWITH
        -------                  -----------              -------------------         --------
         10.24           -- Sale and Leaseback          Exhibit 10(ww) to Sybron
                            Agreement dated December    Corporation's
                            21, 1988 between Sybron     Registration Statement
                            Corporation and New         on Form S-1 (No.
                            England Mutual Life         33-24640)
                            Insurance Company, as
                            lender
         10.25           -- Environmental Risk          Exhibit 10(xx) to Sybron
                            Agreement dated December    Corporation's
                            21, 1988 from Sybron        Registration Statement
                            Corporation and Ormco       on Form S-1 (No.
                            Corporation, as             33-24640)
                            indemnitors, to New
                            England Mutual Life
                            Insurance Company, as
                            lender, and CPA:7 and
                            CPA:8, as borrowers
         10.26           -- Environmental Risk          Exhibit 10(yy) to Sybron
                            Agreement dated December    Corporation's
                            21, 1988 from Sybron        Registration Statement
                            Corporation and Barnstead   on Form S-1 (No.
                            Thermolyne Corporation,     33-24640)
                            as indemnitors, to New
                            England Mutual Life
                            Insurance Company, as
                            lender, and CPA:7 and
                            CPA:8, as borrowers
         10.27           -- Environmental Risk          Exhibit 10(zz) to Sybron
                            Agreement dated December    Corporation's
                            21, 1988 from Sybron        Registration Statement
                            Corporation and Kerr        on Form S-1 (No.
                            Manufacturing Company, as   33-24640)
                            indemnitors, to New
                            England Mutual Life
                            Insurance Company, as
                            lender, and CPA:7 and
                            CPA:8, as borrowers
         10.28           -- Environmental Risk          Exhibit 10(aaa) to
                            Agreement dated December    Sybron Corporation's
                            21, 1988 from Sybron        Registration Statement
                            Corporation and Erie        on Form S-1 (No.
                            Scientific Company, as      33-24640)
                            indemnitors, to New
                            England Mutual Life
                            Insurance Company, as
                            lender, and CPA:7 and
                            CPA:8, as borrowers

        EXHIBIT                                           INCORPORATED HEREIN           FILED
         NUMBER                  DESCRIPTION                BY REFERENCE TO           HEREWITH
        -------                  -----------              -------------------         --------
         10.29           -- Environmental Risk          Exhibit 10(bbb) to
                            Agreement dated December    Sybron Corporation's
                            21, 1988 from Sybron        Registration Statement
                            Corporation and Nalge       on Form S-1 (No.
                            Nunc International          33-24640)
                            Corporation (formerly
                            Nalge Company), as
                            indemnitors, to New
                            England Mutual Life
                            Insurance Company, as
                            lender, and CPA:7 and
                            CPA:8, as borrowers
         10.30*          -- Life insurance policy for   Exhibit 10(eee) to
                            Kenneth F. Yontz,           Sybron Corporation's
                            executive officer of the    Registration Statement
                            Registrant                  on Form S-1 (No.
                                                        33-45948)
         10.31*          -- Life insurance policy for   Exhibit 10(eee-1) to
                            Frank H. Jellinek, Jr.,     Sybron Corporation's
                            executive officer of the    Registration Statement
                            Registrant                  on Form S-1 (No.
                                                        33-45948)
         10.32*          -- Life insurance policy for   Exhibit 10(eee-4) to
                            Floyd W. Pickrell, Jr.,     Sybron Corporation's
                            executive officer of the    Registration Statement
                            Registrant                  on Form S-1 (No.
                                                        33-45948)
         10.33*          -- Life insurance policy for   Exhibit 10(rr) to the
                            R. Jeffrey Harris,          1993 10-K
                            executive officer of the
                            Registrant
         10.34           -- Lease Agreement, as         Exhibit 10(fff) to
                            amended, with respect to    Sybron Corporation's
                            Ormco Corporation's         Registration Statement
                            manufacturing facility in   on Form S-1 (No.
                            Glendora, CA                33-20829)
         10.35*          -- Form of Indemnification     Exhibit 10.36 to the
                            Agreement with each of      Registrant's Form 10-K
                            the executive officers      for the fiscal year
                            and directors identified    ended September 30, 1997
                            on the schedule thereto     (the "1997 10-K")
         10.36*          -- Amended and Restated 1993   Exhibit A to the
                            Long-Term Incentive Plan    Registrant's Proxy
                                                        Statement dated December
                                                        23, 1997 for its Annual
                                                        Meeting of Shareholders
                                                        on January 30, 1998

        EXHIBIT                                           INCORPORATED HEREIN           FILED
         NUMBER                  DESCRIPTION                BY REFERENCE TO           HEREWITH
        -------                  -----------              -------------------         --------
         10.37*          -- Amended and Restated        Exhibit A to the
                            Senior Executive            Registrant's 2000 Annual
                            Incentive Compensation      Meeting Proxy Statement
                            Plan                        dated December 22, 1999
                                                        for its Annual Meeting
                                                        of Shareholders on
                                                        February 2, 2000
         10.38*          -- Life Insurance Policy for   Exhibit 10.42 to the
                            Dennis Brown, executive     Registrant's Form 10-K
                            officer of the Registrant   for the fiscal year
                                                        ended September 30, 1995
         10.39*          -- Consulting Agreement by     Exhibit 10.43 to the
                            and between William U.      1997 10-K
                            Parfet and Richard-Allan
                            Scientific Company dated
                            as of June 8, 1995
         10.40*          -- Sybron International        Exhibit 10.40 to the
                            Corporation Deferred        1998 10-K
                            Compensation Plan
         10.41*          -- 1999 Outside Directors'     Exhibit A to the
                            Stock Option Plan           Registrant's Proxy
                                                        Statement dated December
                                                        22, 1998 for its Annual
                                                        Meeting of Shareholders
                                                        on January 27, 1999
         10.42*          -- Form of Nonstatutory                                          X
                            Stock Option Agreement
                            under the Amended and
                            Restated 1994 Outside
                            Directors' Stock Option
                            Plan
         10.43*          -- Form of Nonstatutory                                          X
                            Stock Option Agreement
                            under the 1999 Outside
                            Directors' Stock Option
                            Plan
         21              -- Subsidiaries of the                                           X
                            Registrant
         23              -- Consent of KPMG LLP                                           X
         24              -- Powers of Attorney of                                         X
                            directors of the
                            Registrant
         27.1            -- Financial Data Schedule                                       X
         27.2            -- Restated Financial Data                                       X
                            Schedule (fiscal year
                            ended September 30, 1998)
         27.3            -- Restated Financial Data                                       X
                            Schedule (fiscal year
                            ended September 30, 1997)

---------------

* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                      EI-8