Form 10-Q
period 1999-12-31
SYBRON INTERNATIONAL CORP
filed 2000-02-14
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999

                                       or


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
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         At February 9, 2000, there were 104,098,999 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES


       Index                                                               Page
--------------------------------------------                               ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, December 31, 1999 (unaudited)
  and September 30, 1999                                                     2

Consolidated Statements of Income for the three months
  ended December 31, 1999 (unaudited) and 1998 (unaudited)                   3

Consolidated Statements of Shareholders' Equity for the year ended September 30, 1999 and the three months ended
  December 31, 1999 (unaudited)                                              4

Consolidated Statements of Cash Flows for the three months
  ended December 31, 1999 (unaudited) and 1998 (unaudited)                   5

Notes to Unaudited Consolidated Financial Statements                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                 12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK                                                                28

Part II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 30

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    31

Signatures                                                                  32

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                     ASSETS

                                                                          December 31,       September 30,
                                                                              1999                1999
                                                                          ------------       -------------

Current assets:
  Cash and cash equivalents.......................................        $   22,003           $   18,491
  Accounts receivable (less allowance for doubtful
    receivables of $5,202 and $5,676, respectively)...............           230,480              231,506
  Inventories (note 2)............................................           218,809              203,202
  Deferred income taxes...........................................            22,265               23,339
  Prepaid expenses and other current assets.......................            20,809               15,419
                                                                          ----------           ----------
       Total current assets.......................................           514,366              491,957
Available for sale security.......................................            47,620               50,900
Property, plant and equipment, net of accumulated depreciation
    of $225,583 and $212,995, respectively........................           248,872              245,247
Intangible assets.................................................         1,101,332            1,028,081
Deferred income taxes.............................................            13,012               13,623
Other assets......................................................            10,036               13,109
                                                                          ----------           ----------
       Total assets...............................................        $1,935,238           $1,842,917
                                                                          ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................        $   57,211           $   62,418
  Current portion of long-term debt...............................             7,724                8,962
  Income taxes payable............................................            31,957               23,490
  Accrued payroll and employee benefits...........................            37,010               49,006
  Restructuring reserve (note 4)..................................             1,800                2,332
  Reserve for discontinued operations (note 6)....................             3,480                6,141
  Deferred income taxes...........................................             3,326                3,251
  Other current liabilities.......................................            33,675               36,349
                                                                          ----------           ----------
      Total current liabilities...................................           176,183              191,949
                                                                          ----------           ----------
Long-term debt....................................................           963,471              875,254
Securities lending agreement......................................            47,620               50,461
Deferred income taxes.............................................            86,862               84,527
Other liabilities.................................................            13,882               15,382
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares                  -                   -
  Common Stock, $.01 par value; authorized 250,000,000 shares,
    issued 104,026,205 and 104,023,697 shares, respectively.......             1,040                1,040
  Equity Rights, 50 rights at $1.09 per right.....................               -                    -
  Additional paid-in capital......................................           251,282              251,251
  Retained earnings...............................................           433,804              403,380
  Accumulated other comprehensive income..........................           (38,906)             (30,327)
  Treasury common stock, 220 shares at cost ......................               -                    -
                                                                          ----------           ----------
       Total shareholders' equity.................................           647,220              625,344
                                                                          ----------           ----------
       Total liabilities and shareholders' equity.................        $1,935,238           $1,842,917
                                                                          ==========           ==========



See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three Months Ended
                                                                                December 31,
                                                                          1999                    1998
                                                                        --------               --------

Net sales..............................................                 $298,247               $248,330
Cost of sales:
   Cost of product sold................................                  143,896                122,562
   Depreciation of purchase accounting adjustments.....                      161                    167
                                                                        --------               --------
Total cost of sales....................................                  144,057                122,729
                                                                        --------               --------

Gross profit...........................................                  154,190                125,601

Selling, general and administrative expenses...........                   74,962                 62,771
Merger, transaction and integration expenses (note 5)..                    -                      2,691
Depreciation and amortization of purchase
 accounting adjustments................................                   10,543                  7,260
                                                                        --------               --------

Total selling, general and administrative expenses.....                   85,505                 72,722
                                                                        --------               --------

Operating income.......................................                   68,685                 52,879
Other income (expense):
   Interest expense....................................                  (17,923)               (14,116)
   Amortization of deferred financing fees.............                     (178)                   (80)
   Other, net..........................................                      (44)                   242
                                                                       ---------              ---------
Income before income taxes and discontinued
 operations............................................                   50,540                 38,925

Income taxes...........................................                   20,116                 15,604
                                                                       ---------              ---------
Income from continuing operations......................                   30,424                 23,321

Discontinued operations: Income from discontinued
  operations (net of income taxes of  $385) (note 6)...                     -                       539
                                                                       ---------              ---------
Net income.............................................                $  30,424              $  23,860
                                                                       =========              =========
Basic earnings per common share from continuing
 operations............................................                $     .29              $     .23
Discontinued operations................................                     -                      -
                                                                       ---------              ---------
Basic earnings per common share........................                $     .29              $     .23
                                                                       =========              =========

Diluted earnings per common share from continuing
 operations............................................                $     .29              $     .22
Discontinued operations................................                     -                       .01
                                                                       ---------              ---------
Diluted earnings per common share......................                $     .29              $     .23
                                                                       =========              =========


See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999
                  AND THE THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               ACCUMULATED
                                                                ADDITIONAL                         OTHER             TOTAL
                                                   COMMON        PAID-IN        RETAINED        COMPREHENSIVE     SHAREHOLDERS'
                                                   STOCK         CAPITAL        EARNINGS          INCOME             EQUITY
                                                   ------       ----------      --------       --------------     ------------

Balance at September 30, 1998...........           $1,029       $234,070        $260,833         $(20,688)          $475,244
Comprehensive income:
  Net income............................              -             -            142,547             -               142,547
  Translation adjustment................              -             -               -              (9,905)            (9,905)
  Unrealized gain on security available
    for sale............................              -             -               -                 266                266
                                                   ------       --------        --------         --------           --------
Total comprehensive income..............              -             -            142,547           (9,639)           132,908
Shares issued in connection with the
  exercise of 1,121,421 stock options...               11         10,680            -                -                10,691
Tax benefits related to stock options...              -            6,501            -                -                 6,501
                                                   ------       --------        --------         --------           --------
Balance at September 30, 1999...........            1,040        251,251         403,380          (30,327)           625,344
Comprehensive income:
  Net income............................              -             -             30,424              -               30,424
  Translation adjustment................              -             -               -              (6,608)            (6,608)
  Unrealized loss on security available
   for sale.............................              -             -               -              (1,971)            (1,971)
                                                   ------       --------        --------         --------           --------
Total comprehensive income..............              -             -             30,424           (8,579)            21,845
Shares issued in connection with the
 exercise of 2,508 stock options........              -               31            -                 -                   31
                                                   ------       --------        --------         --------           --------
Balance at December 31, 1999 ...........           $1,040       $251,282        $433,804         $(38,906)          $647,220
                                                   ======       ========        ========         ========           ========



See accompanying notes to unaudited consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                        1999                 1998
                                                                                   -----------          ----------

Cash flows from operating activities:
  Net income...............................................................        $   30,424           $   23,860
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation.............................................................            10,187                8,542
  Amortization.............................................................            10,611                7,292
  Provision for losses on doubtful accounts................................              (310)                 294
  Inventory provisions.....................................................               831                  313
  Deferred income taxes....................................................             4,095               (5,413)
  Changes in assets and liabilities, net of effects of businesses acquired:
  Decrease in accounts receivable..........................................             6,100               14,484
  Increase in inventories..................................................            (9,086)              (7,413)
  (Increase) decrease in prepaid expenses and other current assets.........            (4,946)               3,306
  Decrease in accounts payable.............................................            (6,258)              (6,156)
  Increase (decrease) in income taxes payable..............................             9,591               (4,628)
  Decrease in accrued payroll and employee benefits........................           (11,652)              (9,580)
  Decrease in restructuring reserve........................................              (532)              (1,236)
  Decrease in reserve for discontinued operations..........................            (2,661)              (8,627)
  Increase (decrease) in other current liabilities........................             (7,986)               2,802
  Net change in other assets and liabilities...............................            (6,943)                 644
                                                                                   ----------           ----------
  Net cash provided by operating activities................................            21,465               18,484

Cash flows from investing activities:
  Capital expenditures.....................................................            (7,970)              (6,007)
  Proceeds from sales of property, plant, and equipment....................               443                  115
  Payments for businesses acquired.........................................           (92,709)             (54,059)
                                                                                   ----------           ----------
  Net cash used in investing activities....................................          (100,236)             (59,951)

Cash flows from financing activities:
  Proceeds - revolving credit facility.....................................           206,800              127,700
  Principal payments - revolving credit facility...........................          (116,200)             (79,700)
  Principal payments on long-term debt.....................................            (1,139)             (10,602)
  Refund of collateral under securities lending agreement..................            (2,841)                -
  Proceeds from the exercise of common stock options.......................                31                2,236
  Deferred financing fees..................................................              (169)                  (5)
  Other....................................................................            (2,525)               1,634
                                                                                   ----------           ----------
  Net cash provided from financing activities..............................            83,957               41,263

Effect of exchange rate changes on cash and cash equivalents...............            (1,674)              (1,937)
Net increase (decrease) in cash and cash equivalents.......................             3,512               (2,141)
Cash and cash equivalents at beginning of year.............................            18,491               23,891
                                                                                   ----------           ----------
Cash and cash equivalents at end of period.................................        $   22,003           $   21,750
                                                                                   ==========           ==========



         See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                        1999                 1998
                                                                                   ----------           ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................................       $   17,557           $   15,019
                                                                                   ==========           ==========
  Cash paid during the period for income taxes..............................       $    8,396           $   14,446
                                                                                   ==========           ==========
  Capital lease obligations incurred........................................       $       43           $      145
                                                                                   ==========           ==========


         See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods presented have been included. Except as described in note 5 below, all such adjustments were of a normal recurring nature. The results for the three month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Inventories at December 31, 1999 and September 30, 1999 consist of the following:


                                               December 31,       September 30,
                                                   1999               1999
                                                --------           --------

Raw materials                                   $ 81,226           $ 67,541
Work-in-process                                   39,864             39,439
Finished goods                                   108,337            106,010
Excess and obsolescence reserves                  (7,819)            (7,091)
LIFO reserve                                      (2,799)            (2,697)
                                                --------           --------
                                                $218,809           $203,202
                                                ========           ========



3. In the first quarter of fiscal 2000, the Company completed three acquisitions for cash. The aggregate purchase price of the acquisitions, net of cash acquired, (none of which individually or aggregated was significant) was approximately $91.9 million. There are no future purchase price adjustments due to earnout provisions from any of these three transactions. All three of these acquisitions have been accounted for as purchases. The results of these acquisitions were included as of the date they were acquired. The total goodwill and intangibles for the acquired companies was approximately $82.0 million and will be amortized over 20 to 30 years. Descriptions of the acquired companies are as follows:

    (a) On October 7, 1999, the Company acquired Robbins Scientific Corporation ("Robbins"), a manufacturer of biomedical products used in certain types of high throughput screening, molecular biology, chemical synthesis and tissue typing. Robbins' line of products include microdispensers and automated dispensing machines with specialty pipette tips for robotic workstations, plastic plates, tubes, storage tools and hybridization incubators, gel loaders and water baths, organic synthesis systems, filtration blocks and covers, trays, and syringe dispensers. Robbins' revenues in 1999 were approximately $19.6 million. Robbins is included in the Company's Labware and Life Sciences business segment.

    (b) On October 13, 1999, the Company acquired Microm Laborgerate GmbH ("Microm"), a leading manufacturer of histology laboratory instrumentation headquartered in Walldorf, Germany. Microm's products include microtome and cryostat machines used in tissue sectioning, as well as automatic slide stainers, tissue processors, cover slippers and cassettes used in routine histology and cytology applications. Microm's sales in 1999 were approximately $20.7 million. Microm is included in the Company's Clinical and Industrial business segment.

    (c) On December 13, 1999 the Company acquired Professional Positioners, Inc. ("Pro"), a manufacturer of orthodontic retainers and positioners. Pro's products range from functional orthopedic devices used at the beginning of orthodontic treatment to retainers and positioners which are used to hold teeth in the final occlusion after treatment. Pro's sales revenues in 1999 were approximately $5.4 million. Pro is included in the Company's Orthodontics business segment.

    Two acquisitions were completed for cash after the first fiscal quarter of 2000 and will be accounted for as purchases. The aggregate purchase price was not significant either individually or aggregated. There are no future purchase price adjustments due to earnout provisions from either of these transactions. The results of these acquisitions will be included as of the date they were acquired. The total goodwill for the acquired companies is currently being assessed. Descriptions of the acquired companies are as follows:

    (a) On February 1, 2000, the Company acquired the Versi-Dry(R) product line from National Packaging Services Corporation ("NPS") located in Green Bay, Wisconsin. The Versi-Dry(R) product is an absorbent pad used in research and industrial laboratories and is designed to absorb and contain chemicals and other spillage occurring in the laboratory. Sales revenues in 1999 were approximately $2.5 million. The Versi-Dry(R) product line will be included in the Labware and Life Sciences business segment.

    (b) On February 4, 2000, the Company acquired Sun International ("Sun"), a leading supplier of consumables for high-pressure liquid chromatography
         (HPLC), gas chromatography (GC) and high throughput screening (HTS) applications. In addition to autosampler vials, inserts and closures, Sun recently introduced their PLATE+(TM) and MICROMAT(TM) product line for high throughput screening in the biotechnology and pharmaceutical markets. Sales revenues in 1999 were approximately $5.8 million. Sun will be included in the Labware and Life Sciences business segment.

4. In June 1998, the Company recorded a restructuring charge of approximately $24 million (approximately $16.7 million after tax or $.16 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge was originally classified as components of cost of sales (approximately $6.4 million relating to the write-off of inventory discussed below), selling, general and administrative expenses (approximately $16.9 million) and income tax expense (approximately $0.7 million). Upon reclassifying Nalge Process Technologies Group, Inc. ("NPT") to a discontinued operation in December 1998, approximately $0.3 million and $0.6 million were reclassified from cost of sales and selling, general and administrative expenses to discontinued operations.

    Restructuring activity since June 30, 1998 and its components are as follows:



                  SEVERANCE   LEASE      SHUT-DOWN   INVENTORY   FIXED                             CONTRACTUAL
                  ---------   -----      ---------   ---------   -----                             -----------
                  (A)         PAYMENTS   COSTS(B)    WRITE-OFF   ASSETS     TAX(D)   GOODWILL(E)   OBLIGATIONS
                  ---         --------   ---------   ---------   ------     ------   -----------   -----------  OTHER      TOTAL
                              (B)                    (C)         (C)                               (F)          -----      -----
                              ---                    ---         ---                               ---
                                                               (IN THOUSANDS)


1998
Restructuring
charge             $ 8,500    $ 400       $ 500       $ 6,400    $ 2,300    $ 700     $ 2,100       $ 1,000     $ 2,100    $24,000
1998 cash
payments             3,300      100         100           --         --       --          --            400         700      4,600
1998 non-cash
charges                --       --          --          6,400      2,300      --        2,100           --          600     11,400
                   -------    -----       -----       -------    -------    -----     -------       -------     -------    -------
September 30,
1998 balance       $ 5,200    $ 300       $ 400       $   --     $   --     $ 700     $   --        $   600     $   800    $ 8,000

1999 cash
payments             3,400      300         400           --         --       --          --            300         400      4,800
Adjustments (a)        900      --          --            --         --       --          --            --           --        900
                   -------    -----       -----       -------    -------    -----     -------       -------     -------    -------

September 30,
1999 balance       $   900    $ --        $ --        $   --     $   --     $ 700     $   --        $   300     $   400    $ 2,300

2000 cash
payments               300      --          --            --         --       --          --            100         100        500
                   -------    -----       -----       ------     -------    -----     -------       -------     -------    -------
December 31,
1999 balance       $   600    $ --        $ --        $   --     $   --     $ 700     $   --        $   200     $   300    $ 1,800
                   =======    =====       =====       ======     =======    =====     =======       =======     =======    =======


-----------------
(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel). As of December 31, 1999, 154 employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $900 was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan.
(b) Amount represents lease payments and shutdown costs on exited facilities.
(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.
(e) Amount represents goodwill associated with exited product lines at Sybron Laboratory Products Corporation ("SLP").
(f) Amount represents certain terminated contractual obligations primarily associated with Sybron Dental Specialties, Inc.

    The Company expects to make future cash payments of approximately $700 in the remainder of fiscal 2000 and approximately $1,100 in fiscal 2001 and beyond.

5. For the three months ended December 31, 1998, the Company incurred approximately $2.7 million ($1.7 million after tax or $.02 per share on a diluted basis) of costs associated with the October 29, 1998 merger with Pinnacle Products of Wisconsin, Inc. ("Pinnacle") (the "Pinnacle Merger") and the integration of "A" Company Orthodontics (`"A" Company'), a subsidiary of LRS Acquisition Corp. ("LRS"), with SDS. LRS was merged with a subsidiary of the Company on April 9, 1998 (the "LRS Merger"). Both transactions were accounted for as poolings of interests. The costs associated with the Pinnacle Merger and the integration of "A" Company were primarily from Pinnacle Merger non-shareholder compensation (approximately $2.0 million), and costs related to miscellaneous expenses primarily related to completing the "A" Company integration including customer announcements, professional fees, and relocation expenses (approximately $0.7 million). The Company does not anticipate incurring any further merger, transaction and integration expenses associated with the LRS and Pinnacle Mergers.

6. On March 31, 1999, the Company completed the sale of NPT. The results of NPT in the fiscal 1999 period are classified as discontinued operations. In addition, in the first quarter of fiscal 2000, the Company refunded approximately $2.6 million of previously accrued purchase price adjustments to the purchaser. The Company does not anticipate any additional adjustments to the purchase price.

7. The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory and dental products in the United States and other countries. Laboratory products are categorized in the business segments of
     a) Labware and Life Sciences, b) Clinical and Industrial, c) Diagnostics and Microbiology and d) Laboratory Equipment. Dental products are categorized in the business segments of a) Professional Dental, b) Orthodontics and c) Infection Control Products.

     Information on these business segments is summarized on the following page:


                                 LABWARE         CLINICAL       DIAGNOSTICS
                                 AND LIFE          AND              AND         LABORATORY                      TOTAL   PROFESSIONAL
                                 SCIENCES       INDUSTRIAL      MICROBIOLOGY    EQUIPMENT     ELIMINATIONS       SLP       DENTAL
                                 --------       ----------      ------------    ----------    ------------      -----   ------------

THREE MONTHS ENDED 12/31/98
Revenues:
  External customer...........   $ 54,647        $ 40,270         $ 36,849       $ 24,647      $     --       $  156,413   $ 45,111

  Intersegment................        262           1,468               94            177         (1,867)            134        140

    Total revenues............     54,909          41,738           36,943         24,824         (1,867)        156,547     45,251

Gross profit..................     27,770          16,604           19,058         10,188            --           73,620     24,607

Selling, general and admin....     15,063           7,148            9,903          5,407            --           37,521     16,305

Operating income..............     12,707           9,456            9,155          4,781            --           36,099      8,302

THREE MONTHS ENDED 12/31/99
Revenues:
  External customer...........     79,898          51,911           50,616         22,458            --          204,883     47,605

  Intersegment................        353           1,558              102            214         (2,099)            128        146

    Total revenues............     80,251          53,469           50,718         22,672         (2,099)        205,011     47,751

Gross profit..................     40,857          21,646           27,999          9,589            --          100,091     26,244

Selling, general and admin....     23,205           8,947           14,840          5,070            --           52,062     13,215

Operating income..............     17,652          12,699           13,159          4,519            --           48,029     13,029

Segment Assets................    536,467         292,752          425,096        129,444            --        1,383,759    178,560


                                                  INFECTION
                                                   CONTROL                         TOTAL
                                ORTHODONTICS       PRODUCTS    ELIMINATIONS        SDS           OTHER(A)          TOTAL
                                ------------      ---------    ------------        -----         --------          -----

THREE MONTHS ENDED 12/31/98
Revenues:
  External customer...........   $ 41,414        $  5,392         $   --         $ 91,917     $     --        $  248,330

  Intersegment................      1,125              --           (1,265)           --           (134)            --

    Total revenues............     42,539           5,392           (1,265)        91,917          (134)         248,330

Gross profit..................     24,429           2,945              --          51,981           --           125,601

Selling, general and admin....     14,195           2,226              --          32,726         2,475           72,722

Operating income..............     10,234             719              --          19,255        (2,475)          52,879

THREE MONTHS ENDED 12/31/99
Revenues:
  External customer...........     40,061           5,698              --          93,364           --           298,247

  Intersegment................        598             --              (744)           --           (128)             --

    Total revenues............     40,659           5,698             (744)        93,364          (128)         298,247

Gross profit..................     24,926           2,929              --          54,099           --           154,190

Selling, general and admin....     14,792           2,349              --          30,356         3,087           85,505

Operating income..............     10,134             580              --          23,743        (3,087)          68,685

Segment Assets................    188,464          54,672              --         421,696       129,783        1,935,238

-----------
(a) Includes the elimination of intergroup and corporate office activity.

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

                                       SLP

Labware and Life Sciences                       Clinical and Industrial
-------------------------                       -----------------------

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
                                             Gerhard Menzel Glasbearbeitungswerk
                                               GmbH & Co. K.G.

Diagnostics and Microbiology                 Laboratory Equipment
----------------------------                 --------------------

Applied Biotech, Inc.                        Barnstead Thermolyne Corporation
Microgenics Corporation                      Lab-Line Instruments, Inc.
Alexon-Trend, Inc.
Remel Inc.

                                       SDS

Professional Dental                          Orthodontics
-------------------                          ------------
Kerr Corporation                             Ormco Corporation
Beavers Dental Company                       Ormodent Group


Infection Control Products
--------------------------

Metrex Research Corporation
Alden Scientific, Inc.

      Over the past several years the Company has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product line extensions, new product introductions, international growth and rationalization of existing businesses and product lines.

      When we use the terms "we" or "our" in this report, we are referring to Sybron International Corporation and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to the Company's fiscal quarters. The quarters ended December 31, 1998 and 1999, refer to the Company's first fiscal quarters of 1999 and 2000, respectively.

      Our results for the three months ended December 31, 1998 include approximately $2.7 million of charges relating to integration costs associated with the merger with LRS Acquisition Corp. ("LRS") (the "LRS Merger"), the parent of "A" Company, and transaction costs associated with the merger with Pinnacle Products of Wisconsin, Inc. ("Pinnacle") (collectively, the "1999 Special Charges").

      Both our sales and operating income for the quarter ended December 31, 1999 grew over the corresponding prior year period. Net sales for the first quarter of fiscal 2000 increased by 20.1% over the corresponding fiscal 1999 period. Operating income for the first quarter of fiscal 2000 increased by 29.9% over the corresponding fiscal 1999 period. Excluding the 1999 Special Charges, operating income for the first quarter of fiscal 2000 increased by 23.6% over the corresponding fiscal 1999 period.

      Sales growth in the quarter was strong both domestically and internationally. Domestic and international sales increased by 22.0% and by 15.9%, respectively, over the corresponding fiscal 1999 quarter. International sales growth was negatively impacted by the strengthening of the U.S. dollar. Without the negative currency effects, international sales growth would have been 20.4% over the corresponding fiscal 1999 period.

      Sales growth for the quarter in our dental businesses was negatively impacted by a backlog build-up in curing lights attributable to a vendor component shortage as well as soft orthodontic sales. Although there was general softness in our orthodontic sales, the problem was particularly acute in Germany, our largest European market for orthodontics, where we suffered a decline in business resulting from year-end reimbursement cuts by the government to orthodontic practitioners. Sales growth in our laboratory business was negatively impacted by a decline in sales in our laboratory equipment business. Although we are taking steps to address these issues, there can be no assurance that these conditions will not continue to have a negative impact on our results.

      We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed three acquisitions in the first quarter of fiscal 2000. (See Note 3 to the Unaudited Consolidated Financial Statements.)

      Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $20.8 million and $15.8 million for the quarters ended December 31, 1999 and 1998, respectively. Because our operating results reflect significant depreciation and amortization expense largely associated with stepped-up assets, goodwill and other intangibles from our acquisition program and the leveraged buyout in 1987 of a company known at that time as Sybron Corporation (the "Acquisition"), we believe our "Adjusted EBITDA" is a useful measure of our ability to internally fund our liquidity requirements. "Adjusted EBITDA" (while not a measure under generally accepted accounting principles ("GAAP"), and not a substitute for GAAP measured earnings or cash flows or an indication of operating performance or a measure of liquidity) represents, for any relevant period, net income from continuing operations plus (i) interest expense, (ii) provision for income taxes, (iii) the 1999 Special Charges and (iv) depreciation and amortization, all determined on a consolidated basis and in accordance with GAAP. Our "Adjusted EBITDA" amounted to $89.3 million and $71.6 million for the quarters ended December 31, 1999 and 1998, respectively.

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

      From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1998, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999. These options were sold or expired worthless in their respective quarters of fiscal 1999 at a net gain of $1.1 million. In November 1999, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $47.6 million at a cost of approximately $1.2 million. These options are designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar verses the Euro, Danish krone and Japanese yen in the second, third and fourth quarters of fiscal 2000 as compared to the second, third and fourth quarters of fiscal 1999.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999
COMPARED TO THE QUARTER ENDED DECEMBER 31, 1998

     NET SALES.

                                       FISCAL        FISCAL         DOLLAR        PERCENT
NET SALES: (IN THOUSANDS)               1999          2000          CHANGE         CHANGE
-------------------------            ---------     --------        --------       -------
SLP:
  Labware and Life Sciences          $  54,647     $ 79,898        $ 25,251         46.2 %
  Clinical and Industrial               40,270       51,911          11,641         28.9 %
  Diagnostics and Microbiology          36,849       50,616          13,767         37.4 %
  Laboratory Equipment                  24,647       22,458          (2,189)        (8.9)%
                                     ---------     --------        --------         ----
    Subtotal SLP                       156,413      204,883          48,470         31.0 %

SDS:
  Professional Dental                   45,111       47,605           2,494          5.5 %
  Orthodontics                          41,414       40,061          (1,353)        (3.3)%
  Infection Control Products             5,392        5,698             306          5.7 %
                                     ---------     --------        --------         ----
    Subtotal SDS                        91,917       93,364           1,447          1.6 %
                                     ---------     --------        --------         ----
Total Net Sales                      $ 248,330     $298,247        $ 49,917         20.1 %
                                     =========     ========        ========         ====

    Overall Company. Net sales for the first quarter of fiscal 2000, ended December 31, 1999 increased by $49.9 million or 20.1% from the corresponding fiscal 1999 quarter. Net sales at SLP increased by $48.5 million in the first quarter of fiscal 2000, an increase of 31.0% from SLP's net sales in the corresponding fiscal 1999 quarter. Net sales at SDS increased by $1.4 million in the first quarter of fiscal 2000, an increase of 1.6% from SDS's net sales in the corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $19.2 million), (b) increased net sales of existing products (approximately $6.0 million), (c) increased net sales of new products (approximately $0.4 million) and (d) price increases (approximately $0.3 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $0.6 million).

    Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $8.1 million), (b) increased net sales of existing products (approximately $2.7 million) and (c) price increases (approximately $1.4 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $0.6 million).

    Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies net of discontinued products (approximately $10.3 million),
(b) increased net sales of existing products (approximately $3.5 million) and
(c) increased net sales of new products (approximately $0.4 million). Increased net sales were partially offset by price decreases (approximately $0.4 million).

    Laboratory Equipment. Decreased net sales in the Laboratory Equipment segment resulted primarily from decreased net sales of existing products primarily related to the constant temperature business, ovens and incubators (approximately $3.3 million). This business is expected to continue to undergo pressure due to the large number of competing companies in the marketplace. Decreased net sales were partially offset by: (a) net sales of products of acquired companies (approximately $0.5 million), (b) increased net sales of new products (approximately $0.4 million) and (c) price increases (approximately $0.2 million).

    Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from increased net sales of new products (approximately $4.6 million). New products sales were hampered by a backlog build-up in a new curing light attributable to a vendor component shortage. Increased net sales were partially offset by: (a) decreased net sales of existing products (approximately $0.9 million), (b) unfavorable foreign currency fluctuations (approximately $0.7 million) and (c) discontinued product lines (approximately $0.5 million).

    Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $1.8 million) primarily related to soft orthodontic sales in Germany where doctors suffered some year end reimbursement cuts by the government and (b) unfavorable foreign currency fluctuations (approximately $1.0 million). Although the Company is taking steps to address the softness in orthodontic sales, there is no assurance that these conditions will not continue to have a negative impact on our results. Decreased net sales were partially offset by: (a) increased net sales of new products (approximately $0.9 million) and (b) increased net sales of products of acquired companies net of discontinued products (approximately $0.5 million).

    Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from net sales of products of acquired companies (approximately $1.0 million) partially offset by decreased net sales of existing products due to dealer consolidations and product life cycle maturities (approximately $0.7 million).


    GROSS PROFIT.

                                      FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR        PERCENT
GROSS PROFIT: (IN THOUSANDS)           1999         SALES         2000        SALES         CHANGE        CHANGE
----------------------------         -----------    ------     ----------     -----        ---------      ------
SLP:
  Labware and Life Sciences           $  27,770     50.8%      $   40,857      51.1%       $  13,087       47.1 %
  Clinical and Industrial                16,604     41.2%          21,646      41.7%           5,042       30.4 %
  Diagnostics and Microbiology           19,058     51.7%          27,999      55.3%           8,941       46.9 %
  Laboratory Equipment                   10,188     41.3%           9,589      42.7%            (599)      (5.9)%
                                      ---------     ----       ----------      ----        ---------       ----
    Subtotal SLP                         73,620     47.1%         100,091      48.9%          26,471       36.0 %
SDS:
  Professional Dental                    24,607     54.5%          26,244      55.1%           1,637        6.7 %
  Orthodontics                           24,429     59.0%          24,926      62.2%             497        2.0 %
  Infection Control Products              2,945     54.6%           2,929      51.4%             (16)      (0.5)%
                                      ---------     ----       ----------      ----        ---------       ----
    Subtotal SDS                         51,981     56.6%          54,099      57.9%           2,118        4.1 %
                                      ---------     ----       ----------      ----        ---------       ----
Total Gross Profit                    $ 125,601     50.6%      $  154,190      51.7%       $  28,589       22.8 %
                                      =========     ====       ==========      ====        =========       ====

    Overall Company. Gross profit for the quarter ended December 31, 1999 increased by $28.6 million or 22.8% from the corresponding fiscal 1999 period. Gross profit at SLP increased by $26.5 million in the first quarter of fiscal 2000, an increase of 36.0% from SLP's gross profit in the corresponding fiscal 1999 quarter. Gross profit at SDS increased by $2.1 million in the first quarter of fiscal 2000, an increase of 4.1% from SDS's gross profit in the corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $9.9 million), (b) increased volume (approximately $2.9 million), (c) inventory valuation adjustments (approximately $0.6 million), (d) a favorable product mix (approximately $0.5 million) and (e) price increases (approximately $0.3 million). Increased gross profit was partially offset by increased manufacturing overhead (approximately $1.1 million).

    Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $4.1 million), (b) an improved product mix (approximately $1.5 million), (c) price increases (approximately $1.3 million) and (d) increased volume (approximately $0.6 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $2.4 million) and (b) inventory valuation adjustments (approximately $0.1 million).

    Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies net of discontinued product lines (approximately $7.2 million), (b) increased volume (approximately $1.6 million), (c) a favorable product mix (approximately $1.2 million) and (d) inventory valuation adjustments (approximately $0.8 million). Increased gross profit was partially offset by:
(a) increased manufacturing overhead (approximately $1.5 million) and (b) price decreases (approximately $0.4 million).

    Laboratory Equipment. Decreased gross profit in the Laboratory Equipment segment resulted primarily from: (a) reduced volume (approximately $1.2 million) and (b) inventory valuation adjustments (approximately $0.2 million). Decreased gross profit was partially offset by: (a) the effects of acquired companies (approximately $0.3 million), (b) decreased manufacturing overhead (approximately $0.3 million) and (c) price increases (approximately $0.2 million).

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $2.3 million) and (b) a favorable product mix (approximately $0.7 million). Increased gross profit was partially offset by: (a) inventory valuation adjustments (approximately $0.6 million), (b) discontinued product lines (approximately $0.3 million), (c) increased manufacturing overhead (approximately $0.3 million) and
(d) unfavorable foreign currency fluctuations (approximately $0.2 million).

    Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) a favorable product mix (approximately $2.5 million) and (b) the effects of acquired companies net of discontinued product lines (approximately $0.2 million). Increased gross profit was partially offset by:
(a) unfavorable foreign currency fluctuations (approximately $1.0 million), (b) decreased volume (approximately $0.6 million), (c) increased manufacturing overhead (approximately $0.4 million) and (d) inventory valuation adjustments (approximately $0.2 million).

    Infection Control Products. Gross profit in the Infection Control Products segment was essentially flat and resulted primarily from: (a) the effects of acquired companies (approximately $0.6 million) and (b) an improved product mix (approximately $0.3 million), offset by (a) increased manufacturing overhead (approximately $0.5 million) and (b) decreased volume (approximately $0.4 million).



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SELLING GENERAL AND
ADMINISTRATIVE EXPENSES: (IN                      PERCENT OF                  PERCENT OF  DOLLAR         PERCENT
THOUSANDS)                               1999       SALES         2000         SALES      CHANGE         CHANGE
-----------------------------           -------     -----     ----------       -----     -------         ------
SLP:
  Labware and Life Sciences           $  15,063     27.6%     $   23,205       29.0%     $ 8,142         54.1%
  Clinical and Industrial                 7,148     17.8%          8,947       17.2%       1,799         25.2%
  Diagnostics and Microbiology            9,903     26.9%         14,840       29.3%       4,937         49.9%
  Laboratory Equipment                    5,407     21.9%          5,070       22.6%        (337)        (6.2)%
                                      ---------     ----      ----------       ----      -------         ----
    Subtotal SLP                         37,521     24.0%         52,062       25.4%      14,541         38.8%
SDS:
  Professional Dental                    16,305     36.1%         13,215       27.8%      (3,090)       (19.0)%
  Orthodontics                           14,195     34.3%         14,792       36.9%         597          4.2%
  Infection Control Products              2,226     41.3%          2,349       41.2%         123          5.5%
                                      ---------     ----      ----------       ----      -------          ---
    Subtotal SDS                         32,726     35.6%         30,356       32.5%      (2,370)        (7.2)%
Corporate Office                          2,475     N/A            3,087        N/A          612         24.7%
                                      ---------     ----      ----------       ----      -------         ----
Total Selling General and
  Administrative Expenses             $  72,722     29.3%     $   85,505       28.7%     $12,783         17.6%
                                      =========     ====      ==========       ====      =======         ====

    Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 1999 increased by $12.8 million or 17.6% from the corresponding fiscal 1999 quarter. Selling, general and administrative expenses at SLP increased by $14.5 million in the first quarter of fiscal 2000, an increase of 38.8% from SLP's corresponding fiscal 1999 quarter. Selling, general and administrative expenses at SDS decreased by $2.4 million in the first quarter of fiscal 2000, a decrease of 7.2% from SDS's corresponding fiscal 1999 quarter. Selling, general and administrative expenses at the corporate office increased by $0.6 million in the first quarter of fiscal 1999, an increase of 24.7% from the corporate office's corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $5.6 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.3 million),
(c) increased marketing expenses (approximately $1.0 million) and (d) increased general and administrative expenses (approximately $0.4 million). Increased selling, general and administrative expenses were partially offset by favorable foreign currency fluctuations (approximately $0.2 million).

    Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $1.5 million), (b) increased marketing expenses (approximately $0.4 million) and (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.3 million). Increased selling, general and administrative expenses were partially offset by: (a) decreased general and administrative expenses (approximately $0.3 million) and
(b) favorable foreign currency fluctuations (approximately $0.1 million)

    Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from:
(a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $2.7 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.2 million),
(c) increased marketing expenses (approximately $1.2 million) and (d) increased research and development expense (approximately $0.1 million). Increased selling, general and administrative expenses were partially offset by decreased general and administrative expenses (approximately $0.3 million).

    Laboratory Equipment. Decreased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) decreased marketing expenses (approximately $0.4 million) and (b) decreased general and administrative expenses (approximately $0.1 million). Decreased selling, general and administrative expenses were partially offset by: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $0.1 million) and (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.1 million).

    Professional Dental. Decreased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) the non-recurring 1999 Special Charges (approximately $2.0 million), (b) decreased selling and marketing expenses (approximately $0.6 million), (c) reduced general and administrative expenses (approximately $0.3 million) and (d) decreased research and development expenses (approximately ($0.2 million).

    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $0.9 million), (b) increased selling, general and administrative expenses as a result of acquired companies (approximately $0.2 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.2 million) and (d) unfavorable foreign currency fluctuations (approximately $0.1 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by (a) the non-recurring 1999 Special Charges (approximately $0.7 million) and (b) decreased research and development expenses (approximately $0.1 million).

    Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired companies (approximately $0.1 million), (b) amortization of intangibles primarily from acquired businesses (approximately $0.1 million) and (c) increased general and administrative expenses (approximately $0.1 million). Increased selling, general and administrative expenses were partially offset by decreased selling and marketing expenses (approximately $0.2 million).

    Corporate Office. Increased selling, general and administrative expenses at the corporate office resulted primarily from: (a) an increase in legal expense and professional fees (approximately $0.6 million).


    OPERATING INCOME.

                                                  PERCENT OF                PERCENT OF      DOLLAR      PERCENT
OPERATING INCOME: (IN THOUSANDS)         1999       SALES         2000         SALES        CHANGE       CHANGE
--------------------------------      ---------     -----      --------        -----       --------      ------
SLP:
  Labware and Life Sciences           $  12,707     23.3%      $ 17,652        22.1%       $ 4,945       38.9%
  Clinical and Industrial                 9,456     23.5%        12,699        24.5%         3,243       34.3%
  Diagnostics and Microbiology            9,155     24.8%        13,159        26.0%         4,004       43.7%
  Laboratory Equipment                    4,781     19.4%         4,519        20.1%          (262)      (5.5)%
                                      ---------     ----       --------        ----        -------      -----
    Subtotal SLP                         36,099     23.1%        48,029        23.4%        11,930       33.0%
SDS:
  Professional Dental                     8,302     18.4%        13,029        27.4%         4,727       56.9%
  Orthodontics                           10,234     24.7%        10,134        25.3%          (100)      (1.0)%
  Infection Control Products                719     13.3%           580        10.2%          (139)     (19.3)%
                                      ---------     ----       --------        ----        -------      -----
    Subtotal SDS                         19,255     20.9%        23,743        25.4%         4,488       23.3%
Corporate Office                         (2,475)     N/A         (3,087)        N/A           (612)      24.7%
                                      ---------     ----       --------        ----        -------      -----
Total Operating Income                $  52,879     21.3%      $ 68,685        23.0%       $15,806       29.9%
                                      =========     ====       ========        ====        =======      =====

    As a result of the foregoing, operating income in the first quarter of fiscal 2000 increased by 29.9% or $15.8 million over operating income in the corresponding quarter of fiscal 1999.

    INTEREST EXPENSE.

    Interest expense was $17.9 million in the first quarter of fiscal 2000, an increase of $3.8 million from the corresponding fiscal 1999 quarter. The increase resulted from a higher average debt balance in 2000, resulting primarily from funding acquisitions (partially offset by the application of proceeds from the sale of Nalge Process Technologies Group, Inc. ("NPT") in March 1999) and an increase in average interest rates primarily due from the addition of a Term B Loan in July 1999.

    INCOME TAXES.

    Taxes on income from continuing operations in the first quarter of fiscal 2000 were $20.1 million, an increase of $4.5 million from the corresponding 1999 quarter. The increase resulted primarily from increased taxable earnings.

    INCOME FROM CONTINUING OPERATIONS.

    As a result of the foregoing we had net income from continuing operations of $30.4 million in the first quarter of fiscal 2000, as compared to $23.3 million in the corresponding 1999 period.

    DISCONTINUED OPERATIONS.

    Income from discontinued operations was $0.5 million in the first quarter of fiscal 1999. The 1999 discontinued operations resulted from the operating results of NPT. On March 31, 1999 Sybron completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain-France. Net proceeds from the sale, net of $1.9 million of selling expenses and a reduction to the original purchase price of approximately $2.6 million, amounted to $83.2 million. The proceeds of the sale net of tax and expenses were used to repay approximately $67.9 million of debt under the Company's credit facilities.

    NET INCOME.

    As a result of the foregoing, we had net income of $30.4 million in the first quarter of fiscal 2000, as compared to net income of $23.9 million in the corresponding 1999 period.

      DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $5.0 million in the first quarter of fiscal 2000 due to additional depreciation and amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the acquisition of Sybron's predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and other intangible assets increased by approximately $84.2 million in the first quarter of fiscal 2000, primarily as a result of continued acquisition activity. We believe, therefore, that Adjusted EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

    Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the 1987 acquisition and our subsequent refinancings, our obligation to pay rent under the Sale/Leaseback facility (as defined later herein), our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

    The preceding statement about our intent to continue to pursue our acquisition strategy is a forward-looking statement. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of our Credit Facilities or use of stock for acquisitions, the cost of capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions. See "Cautionary Factors" below.

    Approximately $21.5 million of cash was generated from operating activities in the first quarter of fiscal 2000, an increase of $3.0 million or 16.1%, from the corresponding 1999 period. Increased cash flow from operating activities resulted primarily from an increase in Adjusted EBITDA (approximately $17.7 million), a decrease in taxes paid (approximately $6.1 million) partially offset by increases in other net assets (approximately $18.3 million) and an increase in interest paid (approximately $2.5 million). Approximately $100.2 million of cash was used in investing activities in the first quarter of fiscal 2000, an increase of $40.3 million, or 67.2%, from the corresponding 1999 period. Increased investing activities resulted primarily from an increase in acquisitions (approximately $38.6 million), increased capital expenditures (approximately $2.0 million) partially offset by an increase in the proceeds from sales of property plant and equipment (approximately $0.3 million). Approximately $84.0 million of cash was provided from financing activities, primarily from the Company's existing Credit Facilities (approximately $90.6 million), partially offset by a refund of collateral under a securities loan agreement (approximately $2.8 million), and repayments of other financing sources (approximately $3.8 million). With respect to the 1998 restructuring charge of approximately $24.0 million, of which approximately $11.7 million represents cash expenditures, as of December 31, 1999, we have made cash payments of approximately $9.9 million. The Company expects to make future cash payments of approximately $0.7 million in fiscal 2000 and approximately $1.1 million in fiscal 2001 and beyond.

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

    Payment of principal and interest with respect to the credit facilities and the Sale/Leaseback (as defined later herein) are anticipated to be our largest use of operating funds in the future. The Tranche A Term Loan Facility and Revolving Credit Facility provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "Tranche A ABR") or (b) the adjusted interbank offered rate for eurodollar deposits ("Eurodollar Rate") plus 1/2% to 7/8% (the "Tranche A Eurodollar Rate Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined in the Third Amendment), or (c) with respect to certain advances under Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility ("CAF"). The Tranche B Term Loan Facility provides for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate plus 1% to 1 1/4%, (ii) the federal funds rate plus of 1 1/2% to 1 3/4%, and (iii) the base CD rate plus 2% to 2 1/4%, depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit or (b) the Eurodollar Rate plus 2% to 2 1/4% depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit. The average interest rate on the Tranche A Term Loan Facility (inclusive of the swap agreements described below) in the first quarter of fiscal 2000 was 6.3%. The average interest rate on the Tranche B Term Loan Facility in the first quarter of fiscal 2000 was 7.7%. The average interest rate on the Revolving Credit Facility in the first quarter of fiscal 2000 was 6.5%.

    As a result of the terms of our credit facilities, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of December 31, 1999, the Company has eight interest rate swaps outstanding aggregating a notional amount of $383.5 million. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In the first quarter of fiscal 2000, the Tranche A and Revolver Eurodollar Rate Margins were
 .75%. The Tranche B Eurodollar Margin, which became applicable on July 29, 1999, was 2.0%. The swap agreement rates and durations as of December 31, 1999 are as follows:


    EXPIRATION DATE        NOTIONAL AMOUNT           SWAP AGREEMENT DATE              SWAP AGREEMENT RATE
    ---------------        ---------------           -------------------              -------------------
    June 8, 2002             $50 million               December 8, 1995                     5.500%
    February 7, 2001         $50 million               August 7, 1997                       5.910%
    August 7, 2001           $50 million               August 7, 1997                       5.900%
    September 10, 2001       $50 million               December 8, 1995                     5.623%
    December 31, 2001        $8.5 million              March 24, 1999                       5.500%
    July 31, 2002            $75 million               May 7, 1997                          6.385%
    July 31, 2002            $50 million               October 23, 1998                     4.733%
    October 1, 2002          $50 million               October 1, 1999                      6.260%

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

    We intend to fund our acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback, restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolving Credit Facility. To the extent that funds are not available from those sources, particularly with respect to our acquisition strategy, we would have to raise additional capital.

    The Revolving Credit Facility provides up to $600 million in available credit. At December 31, 1999, there was approximately $224.6 million of available credit under the Revolving Credit Facility. Under the Tranche A Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in fiscal 1997, $35.0 million due in fiscal 1998 and, during the first half of fiscal 1999, $17.5 million of the $36.25 million due in fiscal 1999. On March 31, 1999, as a result of the sale of NPT, the Company received approximately $87.7 million (approximately $86.0 million net of fees and expenses). The net proceeds were subsequently reduced in October 1999 by approximately $2.8 million relating to a reduction in the purchase price of approximately $2.6 million and additional fees of $0.2 million. Net proceeds of the sale, after a reduction for estimated applicable income taxes, were required to be used to repay amounts owed by the Company under the Tranche A Term Loan Facility. On March 31, 1999, the Company paid principal of approximately $67.9 million due under the Tranche A Term Loan Facility. The following table shows how the payments were applied, and the resulting revised schedule of principal payments under the Tranche A Term Loan Facility.


                                               PAYMENTS               PREVIOUSLY        PRINCIPAL DUE
                                             APPLIED FROM             SCHEDULED        AFTER APPLICATION
                                               NPT SALE               PRINCIPAL        OF NPT PROCEEDS
                                               --------               ---------        ---------------
                                                                     (IN MILLIONS)
    Payments previously due in fiscal 1999    $ 18.75                $  18.75            $    -
    Payments due in 2000                        42.50                   42.50                 -
    Payments due in 2001                         1.29                   53.75               52.46
    Payments due in 2002                         5.37                  223.75              218.38
                                              -------                --------            --------
    Total                                     $ 67.91                $ 338.75            $ 270.84
                                              =======                ========            ========


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

YEAR 2000

         We did not experience any significant malfunctions or errors in our information or non-information technology systems when the date changed from 1999 to 2000, and we have not experienced any significant problems with our suppliers' or customers' ability to function as a result of the date change. Because it is possible that the full impact of the date change has not been fully recognized, we will continue to monitor our Y2K situation, particularly through additional key dates such as February 29, 2000. We believe, however, that any potential problems are likely to be minor, short-term, and correctable.

         From the beginning of fiscal 1998 through the first quarter of fiscal 2000, the Company incurred approximately $3.0 million in capital costs and approximately $1.5 million in expenses for Y2K readiness matters. The primary components of these costs were external consulting and hardware and software upgrades. We did not separately track internal costs (primarily payroll costs of employees) of our initiative.

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

CAUTIONARY FACTORS

      This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

- Factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major manufacturing facilities located in countries, such as Mexico, Hungary and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with the economic downturns in other countries.

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

- Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand if distributor inventories get out of balance with end user demand. This can happen when distributors merge or consolidate, or when inventories are not managed to end-user demand.

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

    In 2000, we expect our exposure from our primary foreign currencies to approximate the following:


                                                                   ESTIMATED
                                                             EXPOSURE DENOMINATED            ESTIMATED
                                                               IN THE RESPECTIVE             EXPOSURE
      CURRENCY                                                 FOREIGN CURRENCY           IN U.S. DOLLARS
      --------                                                 ----------------           ---------------
                                                                (IN THOUSANDS)
      Euro (EUR)                                                  42,000 EUR                 $44,520
      Danish Krone (DKK)                                          87,400 DKK                  12,485
      Japanese Yen (JPY)                                         800,000 JPY                   7,619

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


      NOTIONAL                                                OPTION               STRIKE
      CURRENCY                         AMOUNT(A)          EXPIRATION DATE           PRICE        PRICE(B)
      --------                         ---------          ---------------           -----        --------
                                       (In thousands, except strike prices)
      EUR                                10,500           March 29, 2000            $ 250           .9524
      EUR                                10,500           June 28, 2000               297           .9524
      EUR                                10,500           September 26, 2000          329           .9524
      DKK                                21,850           March 29, 2000               88            7.00
      DKK                                21,850           June 28, 2000               103            7.00
      DKK                                21,850           September 26, 2000          114            7.00
      JPY                               200,000           March 29, 2000                9          116.00
      JPY                               200,000           June 28, 2000                10          120.00
      JPY                               200,000           September 26, 2000           24          115.00

---------------------

(a)  Amounts expressed in units of foreign currency.
(b)  Amounts expressed in foreign currency per U.S. dollar.

    Our exposure in terms of these options is limited to the purchase price. To illustrate this, the following example, uses the Euro contract due to expire at September 26, 2000.


      EUR EXCHANGE                            GAIN/(LOSS)               GAIN/(LOSS)
          RATE                               ON OPTION (A)       FROM PRIOR YEAR RATE (B)     NET GAIN/(LOSS)
      ------------                           -------------       ------------------------     ---------------
                                                               (IN THOUSANDS, EXCEPT EXCHANGE RATE)
          .90                                  $ (329)                     $ 659                   $ 330
          .95                                    (329)                        45                    (284)
          1.0                                     196                       (507)                   (311)

--------------------

(a) Calculated as (notional amount/strike price) - (notional amount/exchange rate) - premium paid, with losses limited to the premium paid on the contract.
(b) Calculated as (notional amount/exchange rate) - (notional amount/prior year exchange rate of .9539).

INTEREST RATES

    We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar Rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar Rate loans concurrently with the rates applying to the swap agreements. At December 31, 1999 we had floating rate debt of approximately $943.2 million of which a total of $383.5 million was swapped to fixed rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In the first quarter of fiscal 2000, the Tranche A and Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Margin, which became applicable on July 29, 1999, was 2.0%. The swap agreement rates and durations as of September 30, 1999 are as follows:


    EXPIRATION DATE        NOTIONAL AMOUNT           SWAP AGREEMENT DATE              SWAP AGREEMENT RATE
    ---------------        ---------------           -------------------              -------------------
    June 8, 2002             $50 million               December 8, 1995                     5.500%
    February 7, 2001         $50 million               August 7, 1997                       5.910%
    August 7, 2001           $50 million               August 7, 1997                       5.900%
    September 10, 2001       $50 million               December 8, 1995                     5.623%
    December 31, 2001        $8.5 million              March 24, 1999                       5.500%
    July 31, 2002            $75 million               May 7, 1997                          6.385%
    July 31, 2002            $50 million               October 23, 1998                     4.733%
    October 1, 2002          $50 million               October 1, 1999                      6.260%

    In addition to the aforementioned swaps, on September 29, 1999, the Company entered into a repurchase agreement in which we purchased a United States Treasury Bond ("Treasury") with a par value of $50 million, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company lent the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company has received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. For a period of five years the Company is obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. Thereafter, the Company is required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate shall not exceed the federal funds rate in effect as of the day of determination plus .25%).

    The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar Rate and the effect of the interest rate swaps which reduce that risk. The model assumes a) a base Eurodollar Rate of 6.00% (the "Eurodollar Base Rate") which approximates the December 31, 1999 three month Eurodollar Rate, b) the Company's floating rate debt is equal to it's December 31, 1999 floating rate debt balance of $943.8 million, c) the Company pays interest on floating rate debt equal to the Eurodollar Rate + 75 basis points, d) the Company has interest rate swaps (including the repurchase agreement) with a notional amount of $433.5 million (equal to the notional amount of the Company's interest rate swaps at December 31, 1999), and e) the Eurodollar Rate varies by 10% of the Base Rate.


                                      INTEREST EXPENSE INCREASE FROM A 10%      INTEREST EXPENSE DECREASE FROM A 10%
INTEREST RATE EXPOSURE                INCREASE IN THE EURODOLLAR BASE RATE      DECREASE IN THE EURODOLLAR BASE RATE
----------------------                ------------------------------------      ------------------------------------
Without interest rate swaps:                         $5.7 million                       ($5.7 million)
With interest rate swaps:                            $3.1 million                       ($3.1 million)


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Quorum

    The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on February 2, 2000. A quorum was present at the Annual Meeting, with 94,984,653 shares out of a total of 104,026,205 shares entitled to cast votes represented in person or by proxy at the meeting.

Proposal Number 1:      To Elect Two Directors to Serve as Class II Directors
                        Until the 2003 Annual Meeting of Shareholders and Until
                        Their Respective Successors are Duly Elected and
                        Qualified.

    The shareholders voted to elect Thomas O. Hicks and Robert B. Haas to serve as Class II directors until the 2003 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:


                                         Mr. Hicks             Mr. Haas
               For                       78,436,131           93,863,224
               Withheld From             16,548,522            1,121,429


    The terms of office as directors of Kenneth F. Yontz, Joe L. Roby, William
U. Parfet, Christopher L. Doerr, Don H. Davis, Jr. and Richard W. Vieser continued after the meeting.

Proposal Number 2:      To Reapprove the Sybron International Corporation Senior
                        Executive Incentive Compensation Plan, as Amended, as
                        Required by Section 162(m) of the Internal Revenue Code.

    The shareholders voted to reapprove the Sybron International Corporation Senior Executive Incentive Compensation Plan. The results of the vote are as follows:


                     For                                  92,889,440
                     Against                               2,024,333
                     Abstentions                              70,880
                     Broker Non-Votes                              0



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


                                       SYBRON INTERNATIONAL CORPORATION
                                       --------------------------------
                                       (Registrant)



Date:  February 14, 2000               /s/  Dennis Brown
------------------------               --------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999

                                                            INCORPORATED
EXHIBIT                                                     HEREIN BY                    FILED
NUMBER          DESCRIPTION                                 REFERENCE TO                 HEREWITH

3              Bylaws of Sybron International                                                X
               Corporation, Adopted December 10, 1993
               and Amended as of December 22, 1999


27             Financial Data Schedule                                                       X
