Form 10-Q
period 2000-03-31
SYBRON INTERNATIONAL CORP
filed 2000-05-15
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                to
                                          ---------------    ------------------
Commission File Number: 1-11091

                        SYBRON INTERNATIONAL CORPORATION
              -----------------------------------------------------
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

         At May 9, 2000, there were 104,543,125 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                         Index                                                 Page
-------------------------------------------------------                        ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, March 31, 2000 (unaudited)
   and September 30, 1999                                                        2

Consolidated Statements of Income for the three and six months
   ended March 31, 2000 (unaudited) and 1999 (unaudited)                         3

Consolidated Statements of Shareholders' Equity for the year ended September 30, 1999 and the six months ended
   March 31, 2000 (unaudited)                                                    4

Consolidated Statements of Cash Flows for the six months ended
   March 31, 2000 (unaudited) and 1999 (unaudited)                               5

Notes to Unaudited Consolidated Financial Statements                             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                     12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              37

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    39

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                        40

SIGNATURES                                                                      41

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                              March 31,    September 30,
                                                                                2000           1999
                                                                            -----------    -------------
Current assets:
  Cash and cash equivalents .............................................   $     9,763    $    18,491
  Accounts receivable (less allowance for doubtful
    receivables of $5,828 and $5,676, respectively) .....................       245,096        231,506
  Inventories (note 2) ..................................................       228,533        203,202
  Deferred income taxes .................................................        24,531         23,339
  Prepaid expenses and other current assets .............................        21,532         15,419
                                                                            -----------    -----------
       Total current assets .............................................       529,455        491,957
Available for sale security .............................................        51,521         50,900
Property, plant and equipment, net of accumulated depreciation
    of $232,168 and $212,995, respectively ..............................       252,567        245,247
Intangible assets .......................................................     1,119,774      1,028,081
Deferred income taxes ...................................................        12,745         13,623
Other assets ............................................................        10,524         13,109
                                                                            -----------    -----------
       Total assets .....................................................   $ 1,976,586    $ 1,842,917
                                                                            ===========    ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................   $    55,133    $    62,418
  Current portion of long-term debt .....................................         5,350          8,962
  Income taxes payable ..................................................        24,982         23,490
  Accrued payroll and employee benefits .................................        42,578         49,006
  Restructuring reserve (note 4) ........................................         1,565          2,332
  Deferred income taxes .................................................         3,245          3,251
  Other current liabilities .............................................        29,497         42,490
                                                                            -----------    -----------
      Total current liabilities .........................................       162,350        191,949
                                                                            -----------    -----------
Long-term debt ..........................................................       969,923        875,254
Securities lending agreement ............................................        51,521         50,461
Deferred income taxes ...................................................        89,022         84,527
Other liabilities .......................................................        14,265         15,382
Commitments and contingent liabilities
Shareholders' equity:
  Preferred Stock, $.01 par value; authorized 20,000,000 shares .........          --             --
  Common Stock, $.01 par value; authorized 250,000,000 shares,
    issued 104,429,611 and 104,023,697 shares, respectively .............         1,044          1,040
  Equity Rights, 50 rights at $1.09 per right ...........................          --             --
  Additional paid-in capital ............................................       258,001        251,251
  Retained earnings .....................................................       472,779        403,380
  Accumulated other comprehensive income ................................       (42,319)       (30,327)
  Treasury common stock, 220 shares at cost .............................          --             --
                                                                            -----------    -----------
       Total shareholders' equity .......................................       689,505        625,344
                                                                            -----------    -----------
       Total liabilities and shareholders' equity .......................   $ 1,976,586    $ 1,842,917
                                                                            ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended        Six Months Ended
                                                                 March 31,                March 31,
                                                           2000          1999        2000        1999
                                                           ----          ----        ----        ----
Net sales ...........................................   $ 326,389    $ 272,017    $ 624,636    $ 520,347
Cost of sales:
   Cost of product sold .............................     155,353      130,284      299,249      252,846
   Depreciation of purchase accounting adjustments ..         161          169          322          336
                                                        ---------    ---------    ---------    ---------
Total cost of sales .................................     155,514      130,453      299,571      253,182
                                                        ---------    ---------    ---------    ---------

Gross profit ........................................     170,875      141,564      325,065      267,165

Selling, general and administrative expenses ........      78,309       65,464      153,271      128,235
Merger, transaction and integration expenses ........        --           --           --          2,691
Depreciation and amortization of purchase
 accounting adjustments .............................      10,792        7,600       21,335       14,860
                                                        ---------    ---------    ---------    ---------

Total selling, general and administrative expenses ..      89,101       73,064      174,606      145,786
                                                        ---------    ---------    ---------    ---------

Operating income ....................................      81,774       68,500      150,459      121,379
Other income (expense):
   Interest expense .................................     (18,259)     (14,033)     (36,182)     (28,149)
   Amortization of deferred financing fees ..........        (221)         (80)        (399)        (160)
   Other, net .......................................         820         (874)         776         (633)
                                                        ---------    ---------    ---------    ---------
Income before income taxes and discontinued
 operations .........................................      64,114       53,513      114,654       92,437
Income taxes ........................................      25,139       21,003       45,255       36,607
                                                        ---------    ---------    ---------    ---------
Income from continuing operations ...................      38,975       32,510       69,399       55,830

Discontinued operations:
 Income (loss) from discontinued operations (net of
 income tax expense/(benefit) of ($165) and $80)
 (note 5) ...........................................        --           (418)        --            121
Extraordinary Item:
 Gain on sale of discontinued operations (less income
   taxes of $18,651) (note 5) .......................        --         18,796         --         18,796
                                                        ---------    ---------    ---------    ---------
Net income ..........................................   $  38,975    $  50,888    $  69,399    $  74,747
                                                        =========    =========    =========    =========

Basic earnings per common share from continuing
 operations .........................................   $     .37    $     .31    $     .67    $     .54
Discontinued operations .............................        --           --           --           --
Extraordinary item ..................................        --            .18         --            .18
                                                        ---------    ---------    ---------    ---------
Basic earnings per common share .....................   $     .37    $     .49    $     .67    $     .72
                                                        =========    =========    =========    =========

Diluted earnings per common share from continuing
 operations .........................................   $     .37    $     .31    $     .65    $     .53
Discontinued operations .............................        --           --           --           --
Extraordinary item ..................................        --            .17         --            .17
                                                        ---------    ---------    ---------    ---------
Diluted earnings per common share ...................   $     .37    $     .48    $     .65    $     .70
                                                        =========    =========    =========    =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999
                     AND THE SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                             ACCUMULATED
                                                      ADDITIONAL                 OTHER        TOTAL
                                           COMMON      PAID-IN     RETAINED  COMPREHENSIVE SHAREHOLDERS'
                                           STOCK       CAPITAL     EARNINGS     INCOME        EQUITY
                                          ---------   ---------   ----------  ---------    ---------
Balance at September 30, 1998 .........   $   1,029   $ 234,070   $ 260,833   $ (20,688)   $ 475,244
Comprehensive income:
  Net income ..........................        --          --       142,547        --        142,547
  Translation adjustment ..............        --          --          --        (9,905)      (9,905)
  Unrealized gain on security available
    for sale ..........................        --          --          --           266          266
                                          ---------   ---------   ---------   ---------    ---------
Total comprehensive income ............        --          --       142,547      (9,639)     132,908
Shares issued in connection with the
  exercise of 1,121,421 stock options..          11      10,680        --          --         10,691
Tax benefits related to stock options..        --         6,501        --          --          6,501
                                          ---------   ---------   ---------   ---------    ---------
Balance at September 30, 1999 .........       1,040     251,251     403,380     (30,327)     625,344
Comprehensive income:
  Net income ..........................        --          --        69,399        --         69,399
  Translation adjustment ..............        --          --          --       (12,362)     (12,362)
                                                                                      0            0
  Unrealized gain on security available
   for sale ...........................        --          --          --           370          370
                                          ---------   ---------   ---------   ---------    ---------
Total comprehensive income ............        --          --        69,399     (11,992)      57,407
Shares issued in connection with the
 exercise of 405,914 stock options ....           4       4,637        --          --          4,641
Tax benefits related to stock options..        --         2,113        --          --          2,113
                                          ---------   ---------   ---------   ---------    ---------
Balance at March 31, 2000 .............   $   1,044   $ 258,001   $ 472,779   $ (42,319)   $ 689,505
                                          =========   =========   =========   =========    =========



See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     Six Months Ended
                                                                                         March 31,
                                                                                   2000          1999
                                                                                 ---------    ---------
Cash flows from operating activities:
 Net income ..................................................................   $  69,399    $  74,747
 Adjustments to reconcile net income to net cash provided by operating activities:
  Gain on sale of  NPT .......................................................        --        (18,796)
  Depreciation ...............................................................      19,254       17,623
  Amortization ...............................................................      21,452       14,998
  Provision for losses on doubtful accounts ..................................         592          494
  Inventory provisions .......................................................       1,199         (409)
  Deferred income taxes ......................................................       4,185       (4,257)
     Changes in assets and liabilities, net of effects of businesses acquired:
  Decrease (increase) in accounts receivable .................................      (5,954)       2,522
  Increase in inventories ....................................................     (12,201)      (9,500)
  Decrease (increase) in prepaid expenses and other current assets ...........      (5,801)      10,567
  Decrease in accounts payable ...............................................      (8,480)      (4,725)
  Increase (decrease) in income taxes payable ................................       3,198       (6,641)
  Decrease in accrued payroll and employee benefits ..........................      (5,928)      (7,182)
  Decrease in restructuring reserve ..........................................        (767)      (2,512)
  Decrease in other current liabilities ......................................     (18,232)     (15,725)
  Net change in other assets and liabilities .................................          25       (2,081)
                                                                                 ---------    ---------
    Net cash provided by operating activities ................................      61,941       49,123

Cash flows from investing activities:
  Capital expenditures .......................................................     (22,995)     (14,346)
  Proceeds from sales of property, plant and equipment .......................         744          812
  Proceeds (refund) from the sale of NPT, net of sale expenses ...............      (2,600)      86,000
  Payments for businesses acquired ...........................................    (139,571)    (119,512)
                                                                                 ---------    ---------
   Net cash used in investing activities .....................................    (164,422)     (47,046)

Cash flows from financing activities:
 Proceeds - revolving credit facility ........................................     320,000      265,300
 Principal payments - revolving credit facility ..............................    (222,500)    (195,500)
 Principal payments on long-term debt ........................................      (3,810)     (87,284)
 Receipt of collateral under securities lending agreement ....................       1,011         --
 Proceeds from the exercise of common stock options ..........................       4,645        4,404
 Deferred financing fees .....................................................        (197)         (70)
 Other .......................................................................      (2,676)       1,137
                                                                                 ---------    ---------
   Net cash provided by (used in) financing activities .......................      96,473      (12,013)

Effect of exchange rate changes on cash and cash equivalents .................      (2,720)        (654)
Net decrease in cash and cash equivalents ....................................      (8,728)     (10,590)
Cash and cash equivalents at beginning of period .............................      18,491       23,891
                                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................................   $   9,763    $  13,301
                                                                                 =========    =========

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Six Months Ended
                                                          March 31,
                                                       2000      1999
                                                       ----      ----
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest ........   $33,786   $28,670
                                                     =======   =======
 Cash paid during the period for income taxes ....   $37,615   $34,685
                                                     =======   =======
 Capital lease obligations incurred ..............   $    43   $   186
                                                     =======   =======

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods presented have been included. Except as described in note 5 below, all such adjustments were of a normal recurring nature. The results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

    On April 24, 2000, Sybron International Corporation ("the Company") announced its intention to spin-off its dental group by way of a pro rata distribution of Sybron Dental Specialties, Inc. ("SDS") stock to Sybron International Corporation shareholders. The spin-off is subject to a number of conditions, including (i) receipt by the Company of a favorable ruling from the Internal Revenue Service concerning the tax-free nature of the distribution, (ii) effectiveness of a registration statement registering the stock of SDS under the Securities Exchange Act of 1934, including an information statement that would be sent to the Company's shareholders in connection with the distribution, (iii) appropriate stock market conditions for the distribution and (iv) approval by the Company's Board of Directors of the final terms of the distribution, including, without limitation, the formal declaration of a dividend to the Company's shareholders and other specific actions necessary for the distribution. The spin-off process is expected to take six to eight months. The results of SDS will continue to be included in the Company's results from continuing operations until such time as the conditions to the spin-off have been satisfied. Upon satisfaction of the conditions, SDS will be shown as a discontinued operation.

2. Inventories at March 31, 2000 and September 30, 1999 consist of the following:


                                                 March 31,           September 30,
                                                  2000                   1999
                                                  ----                   ----
      Raw materials                              $ 88,747              $ 67,541
      Work-in-process                              41,547                39,439
      Finished goods                              108,531               106,010
      Excess and obsolescence reserves             (7,375)               (7,091)
      LIFO reserve                                 (2,917)               (2,697)
                                                 --------              --------
                                                 $228,533              $203,202
                                                 ========              ========


3. For the three and six month periods ended March 31, 2000, the Company completed four and seven acquisitions, respectively, for cash. The aggregate purchase price of the acquisitions for the quarter and year to date periods (which are not significant, individually or in the aggregate), net of cash acquired, was approximately $44.2 million and $136.1 million, respectively. There are no future purchase price adjustments with respect to earnout provisions for any of these transactions. All of these acquisitions have been accounted for as purchases. The results of these acquisitions were included as of the date they were acquired. The total goodwill and intangibles for the three and six month periods ended March 31, 2000 for acquired companies was approximately $28.2 million and

    $110.2 million, respectively, and will be amortized over 5 to 20 years. Descriptions of the companies acquired in the second quarter are as follows:

    (a) On February 1, 2000, the Company acquired the Versi-Dry(R) product line from National Packaging Services Corporation located in Green Bay, Wisconsin. The Versi-Dry(R) product is an absorbent pad used in research and industrial laboratories and is designed to absorb and contain chemicals and other spillage occurring in the laboratory. Sales revenues in 1999 were approximately $2.5 million. The Versi-Dry(R) product line will be included in the Labware and Life Sciences business segment.

    (b) On February 4, 2000, the Company acquired Sun International ("Sun"), a leading supplier of consumables for high-pressure liquid chromatography, gas chromatography and high throughput screening applications. Sales revenues in 1999 were approximately $5.8 million. Sun will be included in the Labware and Life Sciences business segment.

    (c) On February 29, 2000, the Company acquired Safe-Wave Products Inc. ("Safe-Wave"), a manufacturer of disposable tips and adapters for air/water syringes used in dental operatory. Sales revenues in 1999 were approximately $4.0 million. Safe-Wave will be included in the Professional Dental business segment.

    (d) On March 6, 2000, the Company acquired the assets of the Consolidated Technologies operations of Sera Care, Inc. ("CTI"). CTI products include intermediate biological products, calibration, and controls used in immunology, clinical chemistry, toxicology, infectious disease and nucleic acid testing. CTI's sales revenues in 1999 were approximately $7.8 million. CTI will be included in the Diagnostic and Microbiology business segment.

    An acquisition was completed for cash after the second fiscal quarter of 2000 and will be accounted for as a purchase. The aggregate purchase price was not significant. There are no future purchase price adjustments due to earnout provisions from this transaction. The results of this acquisition will be included as of the date it was acquired. The total goodwill for the acquired company is currently being assessed. A descriptions of the acquired company is as follows:

    (a) On May 9, 2000, the Company acquired Genevac Limited ("Genevac"), located in Ipswich , England. Genevac is a designer and manufacturer of specialty evaporators used in chemical, agrochemical and biotechnology laboratories for drug discovery and other chemistry related applications. Sales revenues in 1999 were approximately $11.2 million. Genevac will be included in the Labware and Life Sciences business segment.


4. The following table updates activity to the Company's 1998 restructuring charges as described in footnote 11 to the Company's 1999 annual report filed on Form 10-K.


                   SEVERANCE  LEASE      SHUT-DOWN  INVENTORY  FIXED                          CONTRACTUAL
                   ---------  -----      ---------  ---------  -----                          -----------
                   (A)        PAYMENTS   COSTS (B)  WRITE-OFF  ASSETS   TAX     GOODWILL (E)  OBLIGATIONS
                   ---        --------   ---------  ---------  ------   ---     ------------  -----------
                              (B)                   (C)        (C)      (D)                       (F)       OTHER      TOTAL
                              ---                   ---        ---      ---                       ---       -----      -----

                                                        (IN THOUSANDS)
1998
Restructuring
charge             $   8,500  $    400   $    500   $  6,400   $  2,300 $    700 $   2,100        $   1,000 $   2,100 $   24,000
1998 cash
payments               3,300       100        100         --         --       --        --              400      700        4,600
1998 non-cash
charges                   --        --         --      6,400      2,300       --     2,100               --       600      11,400
                   ---------  --------   --------   --------   -------- -------- ---------        --------- --------- -----------
September 30,
1998 balance       $   5,200  $    300   $    400   $     --   $     -- $    700 $      --        $     600 $     800 $     8,000

1999 cash
payments               3,400       300        400         --         --       --        --              300       400       4,800
Adjustments (a)          900        --         --         --         --       --        --               --        --         900
                   ---------  --------   --------   --------   -------- -------- ---------        --------- --------- -----------
September 30,
1999 balance       $     900  $     --   $     --   $     --   $     -- $    700 $      --        $     300 $     400 $     2,300
2000 cash
payments                 400        --         --         --         --       --       --               200       100         700
                   ---------  --------   --------   --------   -------- -------- ---------        --------- --------- -----------
March 31, 2000
balance            $     500  $     --   $     --   $     --   $     -- $    700 $      --        $     100 $     300 $     1,600
                   =========  ========   ========   ========   ======== ======== =========        ========= ========= ===========



(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel). As of March 31, 2000, 154 employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $900 was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan.
(b) Amount represents lease payments and shutdown costs on exited facilities.
(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.
(e) Amount represents goodwill associated with exited product lines at Sybron Laboratory Products Corporation.
(f) Amount represents certain terminated contractual obligations primarily associated with SDS.

    The Company expects to make future cash payments of approximately $300 in the remainder of fiscal 2000 and approximately $1,300 in fiscal 2001 and beyond.

5. On March 31, 1999, the Company completed the sale of Nalge Process Technologies Group, Inc. ("NPT"). The results and gain on the sale of NPT in the fiscal 1999 period are classified as discontinued operations and an extraordinary item, respectively. In addition, in the first quarter of fiscal 2000, the Company refunded approximately $2.6 million of previously accrued purchase price adjustments to the purchaser. The Company does not anticipate any additional adjustments to the purchase price.

6. The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory and dental products in the United States and other countries. Laboratory products are categorized in the business segments of a) Labware and Life Sciences, b) Clinical and Industrial, c) Diagnostics and Microbiology and d) Laboratory Equipment. Dental products are categorized in the business segments of a) Professional Dental, b) Orthodontics and c) Infection Control Products.

    Information on these business segments is summarized on the following two pages:


                                       LABWARE    CLINICAL    DIAGNOSTICS
                                       AND LIFE      AND         AND        LABORATORY
                                       SCIENCES   INDUSTRIAL  MICROBIOLOGY   EQUIPMENT
                                       --------   ----------  ------------   ---------

THREE MONTHS ENDED 3/31/99
Revenues:
  External customer .................  $67,270    $44,144     $40,074       $23,917
  Intersegment ......................      287      1,585          85           181
    Total revenues ..................   67,557     45,729      40,159        24,098
Gross profit ........................   34,215     18,503      20,433         9,943
Selling, general and admin ..........   16,773      7,381       9,834         4,907
Operating income ....................   17,442     11,122      10,599         5,036
THREE MONTHS ENDED 3/31/00
Revenues:
  External customer .................   85,584     54,666      53,179        24,645
  Intersegment ......................      285      1,768          91           229
    Total revenues ..................   85,869     56,434      53,270        24,874
Gross profit ........................   45,166     23,264      28,434        10,301
Selling, general and admin ..........   23,773      9,248      14,022         5,292
Operating income ....................   21,393     14,016      14,412         5,009



                                        ELIMIN-     TOTAL     PROFESSIONAL
                                        ATIONS      SLP          DENTAL     ORTHODONTICS
                                        ------      ---          ------     ------------

THREE MONTHS ENDED 3/31/99
Revenues:
  External customer ................   $    --    $ 175,405   $  46,881     $  43,536
  Intersegment .....................      (1,993)       145          56           949
    Total revenues..................      (1,993)   175,550      46,937        44,485
Gross profit .......................        --       83,094      26,813        28,211
Selling, general and admin .........        --       38,895      15,297        14,435
Operating income ...................        --       44,199      11,516        13,776

THREE MONTHS ENDED 3/31/00
Revenues:
  External customer ................        --      218,074      55,217        46,699
  Intersegment .....................      (2,216)       157         293         2,074
    Total revenues .................      (2,216)   218,231      55,510        48,773
Gross profit .......................        --      107,165      32,342        28,674
Selling, general and admin .........        --       52,335      15,764        15,186
Operating income ...................        --       54,830      16,578        13,488


                                       INFECTION
                                       CONTROL        ELIMIN-      TOTAL
                                       PRODUCTS       ATIONS       SDS        OTHER (a)      TOTAL
                                       --------       ------       ---        --------       -----

THREE MONTHS ENDED 3/31/99
Revenues:
  External customer ...............      $6,195   $     --      $  96,612     $   --      $ 272,017
  Intersegment ....................        --         (1,005)        --           (145)        --
    Total revenues ................       6,195       (1,005)      96,612         (145)     272,017
Gross profit ......................       3,446         --         58,470         --        141,564
Selling, general and admin.........       2,506         --         32,238        1,931       73,064
Operating income ..................         940         --         26,232       (1,931)      68,500
THREE MONTHS ENDED 3/31/00
Revenues:
  External customer ...............       6,399         --        108,315         --        326,389
  Intersegment ....................           4       (2,371)        --           (157)        --
    Total revenues ................       6,403       (2,371)     108,315         (157)     326,389
Gross profit ......................       2,694         --         63,710         --        170,875
Selling, general and admin ........       2,622         --         33,572        3,194       89,101
Operating income ..................          72         --         30,138       (3,194)      81,774


---------------

(a) Includes the elimination of intergroup and corporate office activity.

                                    LABWARE    CLINICAL    DIAGNOSTICS
                                   AND LIFE      AND          AND       LABORATORY
                                   SCIENCES   INDUSTRIAL  MICROBIOLOGY   EQUIPMENT
                                   --------   ----------  ------------   ---------
SIX MONTHS ENDED 3/31/99
Revenues:
  External customer ...........   $  121,917   $   84,414   $   76,923   $   48,564
  Intersegment ................          549        3,053          180          358
    Total revenues ............      122,466       87,467       77,103       48,922
Gross profit ..................       61,985       35,107       39,491       20,131
Selling, general and admin.....       31,836       14,529       19,737       10,314
Operating income ..............       30,149       20,578       19,754        9,817

SIX MONTHS ENDED 3/31/00
Revenues:
  External customer ...........      165,482      106,577      103,795       47,103
  Intersegment ................          638        3,327          193          442
    Total revenues ............      166,120      109,904      103,988       47,545
Gross profit ..................       86,023       44,910       56,433       19,890
Selling, general and admin.....       46,978       18,195       28,862       10,362
Operating income ..............       39,045       26,715       27,571        9,528
Segment Assets ................      548,992      295,467      440,839      130,364


                                       ELIMIN-     TOTAL    PROFESSIONAL
                                       ATIONS      SLP        DENTAL     ORTHODONTICS
                                       ------      ---        ------     ------------
SIX MONTHS ENDED 3/31/99
Revenues:
  External customer ............     $     --    $  331,818   $   91,992 $     84,950
  Intersegment .................       (3,860)          280          196        2,074
    Total revenues .............       (3,860)      332,098       92,188       87,024
Gross profit ...................           --       156,714       51,420       52,640
Selling, general and admin......           --        76,416       31,602       28,630
Operating income ...............           --        80,298       19,818       24,010

SIX MONTHS ENDED 3/31/00
Revenues:
  External customer ............           --       422,957      102,822       86,760
  Intersegment .................       (4,315)          285          439        2,672
    Total revenues .............       (4,315)      423,242      103,261       89,432
Gross profit ...................           --       207,256       58,586       53,600
Selling, general and admin......           --       104,397           --       28,979
Operating income ...............           --       102,859       29,607       23,622
Segment Assets .................           --     1,415,662      199,422      190,518





                                         INFECTION
                                          CONTROL        ELIMIN-       TOTAL
                                          PRODUCTS       ATIONS         SDS          OTHER (A)       TOTAL
                                          --------       ------         ---          ---------       -----
SIX MONTHS ENDED 3/31/99
Revenues:
  External customer ...........        $   11,587      $     --    $  188,529        $      --    $  520,347
  Intersegment ................                --        (2,270)           --             (280)           --
    Total revenues ............            11,587        (2,270)      188,529             (280)      520,347
Gross profit ..................             6,391            --       110,451               --       267,165
Selling, general and admin.....             4,732            --        64,964            4,406       145,786
Operating income ..............             1,659            --        45,487           (4,406)      121,379

SIX MONTHS ENDED 3/31/00
Revenues:
  External customer ...........            12,097            --       201,679               --       624,636
  Intersegment ................                 4        (3,115)           --             (285)           --
    Total revenues ............            12,101        (3,115)      201,679             (285)      624,636
Gross profit ..................             5,623            --       117,809               --       325,065
Selling, general and admin.....             4,971            --        63,928            6,281       174,606
Operating income ..............               652            --        53,881           (6,281)      150,459
Segment Assets ................            56,756            --       446,696          114,228     1,976,586



----------------
(a) Includes the elimination of intergroup and corporate office activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The subsidiaries of Sybron International Corporation (the "Company" or "Sybron") are leading manufacturers of value-added products for the Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology, Laboratory Equipment, Professional Dental, Orthodontics and Infection Control Products markets in the United States and abroad. Our Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology and Laboratory Equipment business segments are grouped under Sybron Laboratory Products Corporation ("SLP"), and our Professional Dental, Orthodontics and Infection Control Products business segments are grouped under Sybron Dental Specialties, Inc. ("SDS"). SLP and SDS are both first-tier wholly owned subsidiaries of Sybron. The primary subsidiaries in each of our business segments are as follows:




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
     Remel Inc.


                                                         SDS
     Professional Dental                                                       Orthodontics
     -------------------                                                       ------------

     Kerr Corporation                                                          Ormco Corporation
     Beavers Dental Company                                                    Ormodent Group


     Infection Control Products
     --------------------------

     Metrex Research Corporation
     Alden Scientific, Inc.


        When we use the terms "we" or "our" in this report, we are referring to Sybron International Corporation and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to the Company's fiscal quarters. The quarters ended March 31, 1999 and 2000, refer to the Company's second fiscal quarters of 1999 and 2000, respectively.

PROPOSED SPIN-OFF OF SDS

        On April 24, 2000, Sybron International Corporation ("the Company") announced its intention to spin off its dental group by way of a pro rata distribution of Sybron Dental Specialties, Inc. ("SDS") stock to Sybron International Corporation shareholders. The spin-off is subject to a number of conditions, including (i) receipt by the Company of a favorable ruling from the Internal Revenue Service concerning the tax-free nature of the distribution,
(ii) effectiveness of a Registration Statement registering the stock of SDS under the Securities Exchange Act of 1934, including an information statement that would be sent to the Company's shareholders in connection with the distribution, (iii) appropriate stock market conditions for the distribution and
(iv) approval by the Company's Board of Directors of the final terms of the distribution, including, without limitation, the formal declaration of a dividend to the Company's shareholders and other specific actions necessary for the distribution. The spin-off process is expected to take six to eight months. The results of SDS will continue to be included in the Company's results from continuing operations until such time as the conditions to the spin-off have been satisfied. Upon satisfaction of the conditions, SDS will be shown as a discontinued operation.

        In the opinion of management, the spin-off of SDS will enhance the success of each of the Company's major lines of business, the life science and laboratory business (grouped under SLP) and the dental business (grouped under SDS). The separation will allow management of each of the groups to adopt strategies and pursue objectives that are appropriate to their respective businesses, recognizing that the two businesses have unique financial, investment and operating characteristics, human resource concerns, return on invested capital profiles, capital requirements and growth opportunities.

OVERVIEW

        Over the past several years the Company has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product line extensions, new product introductions, international growth and rationalization of existing businesses and product lines. We rely heavily on debt to finance our growth strategy, and our growth strategy has resulted over the years in substantial portions of our sales, income and cash flows coming from international markets. The environment for execution of our strategy has become significantly more challanging over the past year as interest rates have increased and as the U.S. dollar has strengthened against currencies in key markets for us. For further information about our interest rate risk, see "Liquidity and Capital Resources," below, and "Item 3. Quantitative and Qualitative Disclosures about Market Risk -Interest Rates." For further information about our foreign exchange risk, see the last two paragraphs of this "Overview" section, and "Item 3. Quantitative and Qualitative Disclosures about Market Risk - Foreign Exchange."

      Our results for the six months ended March 31, 1999 include approximately $2.7 million of charges relating to integration costs associated with two mergers (the "1999 Special Charges").

      Both our sales and operating income for the quarter and year to date period ended March 31, 2000 grew over the corresponding prior year periods. Net sales for both the second quarter and first half of fiscal 2000 increased by 20.0% over the corresponding fiscal 1999 periods. Operating income for the second quarter and first half of fiscal 2000 increased by 19.4% and 24.0%, respectively over the corresponding fiscal 1999 periods. Excluding the 1999 Special Charges, operating income for the first half of fiscal 2000 increased by 21.3% over the corresponding fiscal 1999 period.

      Sales growth in the quarter was strong both domestically and internationally. In the second quarter of fiscal 2000, domestic and international sales increased by 21.5% and by 16.7%, respectively, over the corresponding fiscal 1999 quarter. For the first half of fiscal 2000, domestic and international sales increased by 21.8% and 16.4%, respectively, over the corresponding fiscal 1999 period. In both the second quarter and first half of fiscal 2000, international sales growth was negatively impacted by the strengthening of the U.S. dollar. Without the negative currency effects, international sales growth for the quarter and first half of fiscal 2000 would have been 20.3% and 20.4%, respectively, over the corresponding fiscal 1999 periods.

      We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed seven acquisitions in the first half of fiscal 2000. (See Note 3 to the Unaudited Consolidated Financial Statements.) Our ability to continue to grow at historical rates through acquisitions is subject to a number of uncertainties, including but not limited to the availability of suitable acquisition candidates at reasonable prices, our ability to raise, and the cost of capital for acquisitions.

NON-CASH CHARGES

      Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $19.9 million and $16.8 million for the quarters ended March 31, 2000 and 1999, respectively, and $40.7 million and $32.6 million for the first half ended March 31, 2000 and 1999, respectively. Because our operating results reflect significant depreciation and amortization expense largely associated with stepped-up assets, goodwill and other intangibles from our acquisition program and the leveraged buyout in 1987 of a company known at that time as Sybron Corporation (the "Acquisition"), we believe our "Adjusted EBITDA" is a useful measure of our ability to internally fund our liquidity requirements. "Adjusted EBITDA" (while not a measure under generally accepted accounting principles ("GAAP"), and not a substitute for GAAP-measured earnings or cash flows or an indication of operating performance or a measure of liquidity) represents, for any relevant period, net income from continuing operations plus (i) interest expense, (ii) provision for income taxes, (iii) the 1999 Special Charges, and (iv) depreciation and amortization, all determined on a consolidated basis and in accordance with GAAP. Our "Adjusted EBITDA" amounted to $102.3 million and $84.3 million for the quarters ended March 31, 2000 and 1999, respectively, and $191.5 million and $155.9 million for the first half ended March 31, 2000 and 1999, respectively.




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

      From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1998, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999. These options were sold or expired worthless in their respective quarters of fiscal 1999 at a net gain of $1.1 million. In November 1999, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $47.6 million at a cost of approximately $1.2 million. These options are designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar verses the Euro, Danish krone and Japanese yen in the second, third and fourth quarters of fiscal 2000 as compared to the second, third and fourth quarters of fiscal 1999. The options, designed to mitigate the detrimental effects on the Company from a strengthening of the U.S. dollar in the second quarter of fiscal 2000 were sold or expired worthless during the second quarter of fiscal 2000, at a net gain of $0.7 million. The remaining contracts with a notional value of $31.6 million remained in place at March 31, 2000.












RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000
COMPARED TO THE QUARTER ENDED MARCH 31, 1999

     NET SALES.

                                                    FISCAL         FISCAL        DOLLAR       PERCENT
               NET SALES: (IN THOUSANDS)             1999           2000         CHANGE       CHANGE
               -------------------------             ----           ----         ------       ------
               SLP:
                 Labware and Life Sciences        $ 67,270        $ 85,584      $ 18,314        27.2%
                 Clinical and Industrial            44,144          54,666        10,522        23.8%
                 Diagnostics and Microbiology       40,074          53,179        13,105        32.7%
                 Laboratory Equipment               23,917          24,645           728         3.0%
                                                  --------        --------      --------       -----
                   Subtotal SLP                    175,405         218,074        42,669        24.3%
               SDS:
                 Professional Dental                46,881          55,217         8,336        17.8%
                 Orthodontics                       43,536          46,699         3,163         7.3%
                 Infection Control Products          6,195           6,399           204         3.3%
                                                  --------        --------      --------       -----
                   Subtotal SDS                     96,612         108,315        11,703        12.1%
                                                  --------        --------      --------       -----
               Total Net Sales                    $272,017        $326,389      $ 54,372        20.0%
                                                  ========        ========      ========       =====

    Overall Company. Net sales for the second quarter of fiscal 2000, ended March 31, 2000 increased by $54.4 million or 20.0% from the corresponding fiscal 1999 quarter. Net sales at SLP increased by $42.7 million in the second quarter of fiscal 2000, an increase of 24.3% from SLP's net sales in the corresponding fiscal 1999 quarter. Net sales at SDS increased by $11.7 million in the second quarter of fiscal 2000, an increase of 12.1% from SDS's net sales in the corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $14.3 million), (b) increased net sales of existing products (approximately $4.3 million) and (c) increased net sales of new products (approximately $0.4 million). Increased net sales were partially offset by: (a) unfavorable foreign currency fluctuations (approximately $0.6 million) and (b) price decreases (approximately $0.1 million).

    Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $6.5 million), (b) increased net sales of existing products (approximately $3.3 million) and (c) price increases (approximately $1.5 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $0.8 million).

    Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies net of discontinued products (approximately $9.4 million),
(b) increased net sales of existing products (approximately $2.8 million) and
(c) increased net sales of new products (approximately $0.6 million) and (d) price increases (approximately $0.3 million).

    Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from (a) price increases (approximately $0.3 million), (b) increased net sales of new products (approximately $0.2 million),
(c) net sales of products of acquired companies (approximately $0.1 million) and
(d) increased net sales of existing products (approximately $0.1 million).

    Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from (a) increased net sales of new products (approximately $8.5 million) and (b) net sales of products from an acquired company (approximately ($0.4 million). Increased net sales were partially offset by: (a) unfavorable foreign currency fluctuations (approximately $0.5 million) and (b) a decrease in existing product net sales (approximately $0.1 million).

    Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of new products (approximately $2.2 million), (b) net sales of products from an acquired company (approximately $1.5 million) and (c) increased net sales of existing products (approximately $0.8 million). Increased net sales were partially offset by: (a) unfavorable foreign currency fluctuations (approximately $1.3 million).

    Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from net sales of products of an acquired company (approximately $1.0 million) partially offset by decreased net sales of existing products (approximately $0.8 million). Decreased net sales of existing products resulted primarily from a voluntary suppression of sales of certain products as the result of issues raised by an FDA inspection of Metrex Research, Inc.'s Parker, Colorado facility. The impact of the action was mitigated by Metrex's ability to supply substitute products to its customers. Metrex also conducted a voluntary recall of certain of their products, for which it incurred a charge of approximately $0.5 million in the quarter ended March 31, 2000. Metrex may incur an additional charge of up to $0.6 million during the third quarter of fiscal 2000 for inventory adjustments and disposal costs related to this matter.

    GROSS PROFIT.

                                      FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR      PERCENT
GROSS PROFIT: (IN THOUSANDS)           1999         SALES         2000        SALES         CHANGE       CHANGE
----------------------------           ----         -----         ----        -----         ------       ------
SLP:
  Labware and Life Sciences          $ 34,215       50.9%      $ 45,166        52.8%       $ 10,951        32.0%
  Clinical and Industrial              18,503       41.9%        23,264        42.6%          4,761        25.7%
  Diagnostics and Microbiology         20,433       51.0%        28,434        53.3%          8,001        39.2%
  Laboratory Equipment                  9,943       41.6%        10,301        41.8%            358         3.6%
                                    ---------       ----       --------        ----        --------       -----
    Subtotal SLP                       83,094       47.4%       107,165        49.1%         24,071        29.0%
SDS:
  Professional Dental                  26,813       57.2%        32,342        58.6%          5,529        20.6%
  Orthodontics                         28,211       64.8%        28,674        61.4%            463         1.6%
  Infection Control Products            3,446       55.6%         2,694        42.1%          (752)       (21.8)%
                                    ---------       ----       ---------       ----        -------        -----
    Subtotal SDS                       58,470       60.5%        63,710        58.8%          5,240         9.0%
                                     --------       ----       --------        ----        --------       -----
Total Gross Profit                   $141,564       52.0%      $170,875        52.4%       $ 29,311        20.7%
                                     ========       ====       ========        ====        ========       =====

    Overall Company. Gross profit for the quarter ended March 31, 2000 increased by $29.3 million or 20.7% from the corresponding fiscal 1999 period. Gross profit at SLP increased by $24.1 million in the second quarter of fiscal 2000, an increase of 29.0% from SLP's gross profit in the corresponding fiscal 1999 quarter. Gross profit at SDS increased by $5.2 million in the second quarter of fiscal 2000, an increase of 9.0% from SDS's gross profit in the corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $8.3 million), (b) increased volume

(approximately $2.3 million), (c) a favorable product mix (approximately $1.7 million), (d) favorable foreign currency fluctuations (approximately $1.0 million) and (e) inventory valuation adjustments (approximately $0.6 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $2.8 million) and (b) price decreases (approximately $0.1 million).

    Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) increased volume (approximately $1.6 million), (b) price increases (approximately $1.5 million), (c) the effects of acquired companies (approximately $1.4 million), (d) an improved product mix (approximately $1.2 million) and (e) inventory valuation adjustments (approximately $0.3 million). Increased gross profit was partially offset by:
(a) increased manufacturing overhead (approximately $1.1 million) and (b) unfavorable foreign currency fluctuations (approximately $0.1 million).

    Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies net of discontinued product lines (approximately $6.2 million), (b) a favorable product mix (approximately $1.8 million), (c) increased volume (approximately $0.9 million) and (d) price increases (approximately $0.3 million). Increased gross profit was partially offset by increased manufacturing overhead (approximately $1.2 million).

    Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) price increases (approximately $0.3 million), (b) increased volume (approximately $0.2 million), (c) the effects of acquired companies (approximately $0.1 million) and (d) inventory valuation adjustments (approximately $0.2 million). Increased gross profit was partially offset by increased manufacturing overhead (approximately $0.4 million).

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $5.0 million), (b) a favorable product mix (approximately $0.7 million), (c) the effects of an acquired company (approximately $0.2 million) and (d) inventory valuation adjustments (approximately $0.1 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $0.4 million) and (b) unfavorable foreign currency fluctuations (approximately $0.1 million).

    Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) increased volume (approximately $2.0 million), (b) the effects of an acquired company (approximately $0.4 million) and (c) a favorable product mix (approximately $0.3 million). Increased gross profit was partially offset by: (a) unfavorable foreign currency fluctuations (approximately $1.3 million), (b) increased manufacturing overhead (approximately $0.3 million) and
(c) inventory valuation adjustments (approximately $0.6 million).

    Infection Control Products. Decreased gross profit in the Infection Control Products segment resulted primarily from: (a) costs associated with the product recall referred to above, including the write-off of inventory (approximately $0.6 million), (b) decreased volume (approximately $0.5 million) and (c) an unfavorable product mix (approximately $0.3 million). Decreased gross profit was partially offset by the effects of an acquired company (approximately $0.6 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.


SELLING GENERAL AND ADMINISTRATIVE                           PERCENT OF                 PERCENT OF     DOLLAR     PERCENT
EXPENSES: (IN THOUSANDS)                           1999         SALES        2000         SALES        CHANGE      CHANGE
-----------------------------                      ----         -----        ----         -----        ------      ------
SLP:
  Labware and Life Sciences                    $ 16,773        24.9%    $ 23,773         27.8%     $  7,000        41.7%
  Clinical and Industrial                         7,381        16.7%       9,248         16.9%        1,867        25.3%
  Diagnostics and Microbiology                    9,834        24.5%      14,022         26.4%        4,188        42.6%
  Laboratory Equipment                            4,907        20.5%       5,292         21.5%          385         7.8%
                                               --------        ----     --------         ----      --------       -----
    Subtotal SLP                                 38,895        22.2%      52,335         24.0%       13,440        34.6%
SDS:
  Professional Dental                            15,297        32.6%      15,764         28.5%          467         3.1%
  Orthodontics                                   14,435        33.2%      15,186         32.5%          751         5.2%
  Infection Control Products                      2,506        40.5%       2,622         41.0%          116         4.6%
                                               --------        ----     --------         ----      --------       -----
    Subtotal SDS                                 32,238        33.4%      33,572         31.0%        1,334         4.1%
Corporate Office                                  1,931        N/A         3,194         N/A          1,263        65.4%
                                               --------        ----     --------         ----      --------        ----
Total Selling General and
  Administrative Expenses                      $ 73,064        26.9%    $ 89,101         27.3%     $ 16,037        21.9%
                                               ========        ====     ========         ====      ========        ====


    Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2000 increased by $16.0 million or 21.9% from the corresponding fiscal 1999 quarter. Selling, general and administrative expenses at SLP increased by $13.4 million in the second quarter of fiscal 2000, an increase of 34.6% from SLP's corresponding fiscal 1999 quarter. Selling, general and administrative expenses at SDS increased by $1.3 million in the second quarter of fiscal 2000, an increase of 4.1% from SDS's corresponding fiscal 1999 quarter. Selling, general and administrative expenses at the corporate office increased by $1.3 million in the second quarter of fiscal 1999, an increase of 65.4% from the corporate office's corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $4.6 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.3 million),
(c) increased general and administrative expenses (approximately $0.8 million) and (d) increased selling and marketing expenses (approximately $0.3 million).

    Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $1.3 million), (b) increased general and administrative expenses (approximately $0.3 million), (c) increased selling and marketing expenses (approximately $0.2 million) and (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.2 million). Increased selling, general and administrative expenses were partially offset by favorable foreign currency fluctuations (approximately $0.1 million).

    Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from:
(a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $2.7 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.2 million),
(c) increased general and administrative expenses (approximately $0.4 million) and (d) increased selling and marketing expense (approximately $0.1 million). Increased selling, general and administrative expenses were partially offset by decreased research and development expense (approximately $0.2 million).

    Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) increased research and development expenses (approximately $0.3 million) and (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.1 million).

    Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) unfavorable foreign currency fluctuations (approximately $0.2 million), (b) increased general and administrative expenses (approximately $0.1 million), (c) increased research and development expenses (approximately $0.1 million) and (d) increased amortization of intangibles primarily as a result of an acquisition (approximately $0.1 million).

    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $0.6 million), (b) increased selling, general and administrative expenses as a result of acquired companies (approximately $0.4 million) and (c) increased amortization of intangibles primarily as a result of an acquisition (approximately $0.2 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by (a) decreased selling and marketing expenses (approximately $0.2 million) and (b) decreased research and development expenses (approximately $0.2 million).

    Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of an acquired company (approximately $0.1 million), (b) amortization of intangibles primarily from acquired businesses (approximately $0.1 million) and (c) increased selling and marketing expenses (approximately $0.1 million). Increased selling, general and administrative expenses were partially offset by decreased general and administrative expenses (approximately $0.2 million).

    Corporate Office. Increased selling, general and administrative expenses at the corporate office resulted primarily from: (a) an increase in legal expense and professional fees (approximately $1.3 million).

OPERATING INCOME

                                                  PERCENT OF                PERCENT OF      DOLLAR      PERCENT
OPERATING INCOME: (IN THOUSANDS)      1999          SALES         2000        SALES         CHANGE      CHANGE
-------------------------------       ----          -----         ----        -----         ------      ------
SLP:
  Labware and Life Sciences          $ 17,442        25.9%      $ 21,393       25.0%     $  3,951         22.7%
  Clinical and Industrial              11,122        25.2%        14,016       25.6%        2,894         26.0%
  Diagnostics and Microbiology         10,599        26.4%        14,412       27.1%        3,813         36.0%
  Laboratory Equipment                  5,036        21.1%         5,009       20.3%          (27)       (0.5)%
                                     --------        ----       --------       ----      --------         ----
    Subtotal SLP                       44,199        25.2%        54,830       25.1%       10,631         24.1%
SDS:
  Professional Dental                  11,516        24.6%        16,578       30.0%        5,062         44.0%


  Orthodontics                         13,776        31.6%        13,488       28.9%          (288)        (2.1)%
  Infection Control Products              940        15.2%            72        1.1%          (868)       (92.3)%
                                    ---------        ----      ---------      -----        --------        ----
    Subtotal SDS                       26,232        27.2%        30,138       27.8%         3,906         14.9%
Corporate Office                       (1,931)       N/A          (3,194)      N/A          (1,263)        65.4%
                                    ---------        ----      ---------      -----        --------        ----

Total Operating Income              $  68,500        25.2%     $  81,774       25.1%       $ 13,274        19.4%
                                    =========        ====      =========      =====        ========        ====

    As a result of the foregoing, operating income in the second quarter of fiscal 2000 increased by 19.4% or $13.3 million over operating income in the corresponding quarter of fiscal 1999.

    INTEREST EXPENSE.

    Interest expense was $18.3 million in the second quarter of fiscal 2000, an increase of $4.2 million from the corresponding fiscal 1999 quarter. The increase resulted from a higher average debt balance in 2000, resulting primarily from funding acquisitions (partially offset by the application of proceeds from the sale of Nalge Process Technologies Group, Inc. ("NPT") in March 1999 and an increase in average interest rates primarily due to the addition of a Term B Loan in July 1999.



    INCOME TAXES.

    Taxes on income from continuing operations in the second quarter of fiscal 2000 were $25.1 million, an increase of $4.1 million from the corresponding 1999 quarter. The increase resulted primarily from increased taxable earnings.

    INCOME FROM CONTINUING OPERATIONS.

    As a result of the foregoing we had net income from continuing operations of $39.0 million in the second quarter of fiscal 2000, as compared to $32.5 million in the corresponding 1999 period.

    DISCONTINUED OPERATIONS.

    Loss from discontinued operations was $0.4 million in the second quarter of fiscal 1999. The 1999 discontinued operations resulted from the operating results of NPT.

    EXTRAORDINARY ITEM.
    On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation. Net proceeds from the sale, net of estimated selling expenses of $1.7 million, amounted to $86.0 million. The Company realized a gain on this sale in the second quarter of fiscal 1999 (net of tax of $18.7 million) of $18.8 million. Reductions to the gain were made in the Company's third and fourth fiscal quarters of 1999 of $0.8 million each reducing the final gain on the sale of NPT to $17.2 million.


    NET INCOME.

    As a result of the foregoing, we had net income of $39.0 million in the second quarter of fiscal 2000, as compared to net income of $50.9 million in the corresponding 1999 period.

      DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $3.1 million in the second quarter of fiscal 2000 due to additional depreciation and amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.


FIRST SIX MONTHS ENDED MARCH 31, 2000
COMPARED TO THE FIRST SIX MONTHS ENDED MARCH 31, 1999

     NET SALES.

                                     FISCAL         FISCAL        DOLLAR       PERCENT
NET SALES: (IN THOUSANDS)             1999           2000         CHANGE       CHANGE
-------------------------             ----           ----         ------       ------
SLP:

  Labware and Life Sciences       $ 121,917       $ 165,482      $ 43,565        35.7%
  Clinical and Industrial            84,414         106,577        22,163        26.3%
  Diagnostics and Microbiology       76,923         103,795        26,872        34.9%
  Laboratory Equipment               48,564          47,103        (1,461)       (3.0)%
                                  ---------       ---------      --------     -------
    Subtotal SLP                    331,818         422,957        91,139        27.5%
SDS:
  Professional Dental                91,992         102,822        10,830        11.8%
  Orthodontics                       84,950          86,760         1,810         2.1%
  Infection Control Products         11,587          12,097           510         4.4%
                                  ---------       ---------      --------     -------
    Subtotal SDS                    188,529         201,679        13,150         7.0%
                                  ---------       ---------      --------     -------
Total Net Sales                   $ 520,347       $ 624,636      $104,289        20.0%
                                  =========       =========      ========     =======

    Overall Company. Net sales for the six months ended March 31, 2000 increased by $104.3 million or 20.0% from the corresponding fiscal 1999 period. Net sales at SLP increased by $91.1 million in the first half of fiscal 2000, an increase of 27.5% from SLP's net sales in the corresponding fiscal 1999 period. Net sales at SDS increased by $13.2 million in the first half of fiscal 2000, an increase of 7.0% from SDS's net sales in the corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $33.4 million), (b) increased net sales of existing products (approximately $10.5 million), (c) increased net sales of new products (approximately $0.8 million) and (d) price increases (approximately $0.2 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $1.3 million).

    Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $14.6 million), (b) increased net sales of existing products (approximately $6.0 million) and (c) price increases (approximately $2.9 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $1.3 million).

    Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies net of discontinued products (approximately $19.7 million),
(b) increased net sales of existing products (approximately $6.3 million) and
(c) increased net sales of new products (approximately $1.0 million). Increased net sales were partially offset by price decreases (approximately $0.1 million).

    Laboratory Equipment. Decreased net sales in the Laboratory Equipment segment resulted primarily from decreased net sales of existing products primarily related to the constant temperature business, ovens and incubators (approximately $3.1 million) and (b) unfavorable foreign currency fluctuations (approximately $0.1 million). The constant temperature business is expected to continue to undergo pressure due to the large number of competing companies in the marketplace. Decreased net sales were partially offset by: (a) net sales of products of acquired companies (approximately $0.7 million), (b) increased net sales of new products (approximately $0.6 million) and (c) price increases (approximately $0.4 million).

    Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from increased net sales of new products (approximately $13.1 million). Increased net sales were partially offset by: (a) decreased net sales of existing products (approximately $1.0 million), (b) unfavorable foreign currency fluctuations (approximately $1.2 million) and (c) discontinued product lines (net of sales from an acquired company) (approximately $0.1 million).

    Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of new products (approximately $3.1 million) and (b) increased net sales of products of an acquired company (approximately $2.0 million). Increased net sales were partially offset by: (a) decreased net sales of existing products (approximately $1.0 million) and (b) unfavorable foreign currency fluctuations (approximately $2.3 million).

    Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from net sales of products of an acquired company (approximately $2.0 million) partially offset by decreased net sales of existing products due to product life cycle maturities and from a voluntary suppression of sales of certain products as the result of issues raised by an FDA inspection of Metrex Research, Inc.'s Parker, Colorado facility. The impact of the action was mitigated by Metrex's ability to supply substitute products to its customers (approximately $1.5 million).


    GROSS PROFIT.

                                      FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR      PERCENT
GROSS PROFIT: (IN THOUSANDS)           1999         SALES         2000        SALES         CHANGE       CHANGE
----------------------------           ----         -----         ----        -----         ------       ------
SLP:
  Labware and Life Sciences           $ 61,985      50.8%       $86,023        52.0%        24,038         38.8%
  Clinical and Industrial               35,107      41.6%        44,910        42.1%         9,803         27.9%
  Diagnostics and Microbiology          39,491      51.3%        56,433        54.4%        16,942         42.9%
  Laboratory Equipment                  20,131      41.5%        19,890        42.2%          (241)        (1.2)%
                                     ---------      ----        -------        ----        -------      -------
    Subtotal SLP                       156,714      47.2%       207,256        49.0%        50,542         32.3%
SDS:

  Professional Dental                  51,420       55.9%        58,586        57.0%          7,166       13.9%
  Orthodontics                         52,640       62.0%        53,600        61.8%            960        1.8%
  Infection Control Products            6,391       55.2%         5,623        46.5%           (768)     (12.0)%
                                    ---------       ----       --------        ----        --------      -----
    Subtotal SDS                      110,451       58.6%       117,809        58.4%          7,358        6.7%
                                    ---------       ----       --------        ----        --------      -----
Total Gross Profit                   $267,165       51.3%      $325,065        52.0%       $ 57,900       21.7%
                                    =========       ====       ========        ====        ========      =====


    Overall Company. Gross profit for the six months ended March 31, 2000 increased by $57.9 million or 21.7% from the corresponding fiscal 1999 period. Gross profit at SLP increased by $50.5 million in the first half of fiscal 2000, an increase of 32.3% from SLP's gross profit in the corresponding fiscal 1999 period. Gross profit at SDS increased by $7.4 million in the first half of fiscal 2000, an increase of 6.7% from SDS's gross profit in the corresponding fiscal 1999 period.

    Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $18.2 million), (b) increased volume (approximately $5.1 million), (c) inventory valuation adjustments (approximately $1.2 million), (d) a favorable product mix (approximately $2.2 million), (e) price increases (approximately $0.2 million) and (f) favorable foreign currency fluctuations (approximately $1.0 million). Increased gross profit was partially offset by increased manufacturing overhead (approximately $3.9 million).

    Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $5.5 million), (b) an improved product mix (approximately $2.7 million), (c) price increases (approximately $2.9 million),
(d) increased volume (approximately $2.2 million) and (e) inventory valuation adjustments (approximately $0.2 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $3.6 million) and
(b) unfavorable effects of foreign currency fluctuations (approximately $0.1 million).

    Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies net of discontinued product lines (approximately $13.4 million), (b) increased volume (approximately $2.6 million), (c) a favorable product mix (approximately $2.9 million) and (d) inventory valuation adjustments (approximately $0.8 million). Increased gross profit was partially offset by:
(a) increased manufacturing overhead (approximately $2.7 million) and (b) price decreases (approximately $0.1 million).

    Laboratory Equipment. Decreased gross profit in the Laboratory Equipment segment resulted primarily from: (a) reduced volume (approximately $1.0 million) and (b) increased manufacturing overhead (approximately $0.1 million). Decreased gross profit was partially offset by: (a) the effects of acquired companies (approximately $0.4 million), (b) price increases (approximately $0.4 million) and (c) an improved product mix (approximately $0.1 million).

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $7.3 million) and (b) a favorable product mix (approximately $1.4 million). Increased gross profit was partially offset by: (a) inventory valuation adjustments (approximately $0.4 million), (b) increased manufacturing overhead (approximately $0.7 million), (c) unfavorable foreign currency fluctuations (approximately $0.3 million) and (d) discontinued product lines (net of an acquired company) (approximately $0.1 million).

    Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) a favorable product mix (approximately $2.8 million) (b) increased volume (approximately $1.4 million) and (c) the effects of an acquired company (approximately $0.6 million). Increased gross profit was partially offset by: (a) unfavorable foreign currency fluctuations (approximately $2.3 million), (b) increased manufacturing overhead (approximately $0.7 million) and
(d) inventory valuation adjustments (approximately $0.8 million).

    Infection Control Products. Decreased gross profit in the Infection Control Products segment resulted primarily from: (a) decreased volume (approximately $0.9 million) (b) costs associated with the product recall referred to above, including the write-off of inventory (approximately $0.6 million) and (c) increased manufacturing overhead (approximately $0.5 million). Decreased gross profit was partially offset by: the effects of an acquired company (approximately $1.2 million).


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.


SELLING GENERAL AND                              PERCENT OF                 PERCENT OF     DOLLAR      PERCENT
ADMINISTRATIVE EXPENSES:               1999         SALES        2000         SALES        CHANGE      CHANGE
------------------------               ----         -----        ----         -----        ------      ------
(IN THOUSANDS)
--------------
SLP:
  Labware and Life Sciences          $ 31,836        26.1%    $ 46,978         28.4%     $ 15,142        47.6%
  Clinical and Industrial              14,529        17.2%      18,195         17.1%        3,666        25.2%
  Diagnostics and Microbiology         19,737        25.7%      28,862         27.8%        9,125        46.2%
  Laboratory Equipment                 10,314        21.2%      10,362         22.0%           48         0.5%
                                     --------        ----     --------         ----      --------        ----
    Subtotal SLP                       76,416        23.0%     104,397         24.7%       27,981        36.6%
SDS:
  Professional Dental                  31,602        34.4%      28,979         28.2%       (2,623)       (8.3)%
  Orthodontics                         28,630        33.7%      29,978         34.6%        1,348         4.7%
  Infection Control Products            4,732        40.8%       4,971         41.1%          239         5.1%
                                     --------        ----     --------         ----      --------        ----
    Subtotal SDS                       64,964        34.5%      63,928         31.7%       (1,036)       (1.6)%
Corporate Office                        4,406        N/A         6,281         N/A          1,875        42.6%
                                     --------        ----     --------         ----      --------        ----
Total Selling General and
  Administrative Expenses            $145,786        28.0%    $174,606         28.0%     $ 28,820        19.8%
                                     ========        ====     ========         ====      ========        ====

    Overall Company. Selling, general and administrative expenses for the six months ended March 31, 2000 increased by $28.8 million or 19.8% from the corresponding fiscal 1999 period. Selling, general and administrative expenses at SLP increased by $28.0 million in the first half of fiscal 2000, an increase of 36.6% from SLP's corresponding fiscal 1999 period. Selling, general and administrative expenses at SDS decreased by $1.0 million in the first half of fiscal 2000, a decrease of 1.6% from SDS's corresponding fiscal 1999 period. Selling, general and administrative expenses at the corporate office increased by $1.9 million in the first half of fiscal 1999, an increase of 42.6% from the corporate office's corresponding fiscal 1999 period.

    Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $10.1 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $2.6 million),
(c) increased selling and marketing expenses (approximately $1.3 million) and
(d) increased general and administrative expenses (approximately $1.2 million). Increased selling, general and administrative expenses were partially offset by favorable foreign currency fluctuations (approximately $0.1 million).

    Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $2.8 million), (b) increased selling and marketing expenses (approximately $0.6 million) and (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.5 million). Increased selling, general and administrative expenses were partially offset by favorable foreign currency fluctuations (approximately $0.2 million).

    Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from:
(a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $5.4 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $2.5 million) and (c) increased selling and marketing expenses (approximately $1.2 million).

    Laboratory Equipment. Selling, general and administrative expenses in the Laboratory Equipment segment were flat and resulted primarily from: (a) increased research and development expenses (approximately $0.3 million), (b) increased amortization of intangibles primarily as a result of acquired businesses (approximately $0.1 million) and (c) increased selling, general and administrative expense as a result of acquisitions (approximately ($0.1 million). Increased selling, general and administrative expenses were offset by:
(a) decreased selling and marketing expenses (approximately $0.5 million).

    Professional Dental. Decreased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) the non-recurring 1999 Special Charges (approximately $2.0 million), (b) decreased selling and marketing expenses (approximately $0.6 million), (c) reduced general and administrative expenses (approximately $0.2 million) and (d) decreased research and development expenses (approximately $0.1 million). Decreased selling, general and administrative expenses in the Professional Dental segment were partially offset by: (a) unfavorable foreign currency fluctuations (approximately ($0.2 million) and (b) increased amortization of intangibles primarily as a result of an acquisition (approximately $0.1 million).

    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.4 million), (b) increased selling, general and administrative expenses as a result of acquired companies (approximately $0.6 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.4 million) and (d) unfavorable foreign currency fluctuations (approximately $0.1 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by (a) the non-recurring 1999 Special Charges (approximately $0.7 million), (b) decreased research and development expenses (approximately $0.3 million) and (c) decreased selling and marketing expenses (approximately $0.2 million).

    Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired companies (approximately $0.2 million) and (b) amortization of intangibles primarily from acquired businesses (approximately $0.2 million). Increased selling, general and administrative expenses were partially offset by: (a) decreased selling and marketing expenses (approximately $0.1 million) and (b) decreased general and administrative expenses (approximately $0.1 million).

    Corporate Office. Increased selling, general and administrative expenses at the corporate office resulted primarily from: (a) an increase in legal expense and professional fees (approximately $1.9 million).

OPERATING INCOME.

                                                   PERCENT OF                PERCENT OF      DOLLAR      PERCENT
  OPERATING INCOME: (IN THOUSANDS)      1999         SALES         2000        SALES         CHANGE       CHANGE
  --------------------------------      ----         -----         ----        -----         ------      -------
  SLP:
   Labware and Life Sciences          $ 30,149        24.7%      $ 39,045       23.6%      $ 8,896         29.5%
   Clinical and Industrial              20,578        24.4%        26,715       25.1%        6,137         29.8%
   Diagnostics and Microbiology         19,754        25.7%        27,571       26.6%        7,817         39.6%
   Laboratory Equipment                  9,817        20.2%         9,528       20.2%         (289)        (2.9)%
                                      --------        ----       --------       ----       -------         -----
     Subtotal SLP                       80,298        24.2%       102,859       24.3%       22,561         28.1%
  SDS:
   Professional Dental                  19,818        21.5%        29,607       28.8%        9,789         49.4%
   Orthodontics                         24,010        28.3%        23,622       27.2%         (388)        (1.6)%
   Infection Control Products            1,659        14.3%           652        5.4%       (1,007)       (60.7)%
                                      --------        ----       --------      -----       -------        -----
    Subtotal SDS                        45,487        24.1%        53,881       26.7%        8,394         18.5%
  Corporate Office                      (4,406)       N/A          (6,281)      N/A         (1,875)        42.6%
                                      --------        ----       --------       ----       -------         ----
  Total Operating Income              $121,379        23.3%      $150,459       24.1%      $29,080         24.0%
                                      ========        ====       ========       ====       =======         ====

    As a result of the foregoing, operating income in the first six months of fiscal 2000 increased by 24.0% or $29.1 million over operating income in the corresponding fiscal 1999 period.

    INTEREST EXPENSE.

    Interest expense was $36.2 million in the first half of fiscal 2000, an increase of $8.0 million from the corresponding fiscal 1999 period. The increase resulted from a higher average debt balance in 2000, resulting primarily from funding acquisitions (partially offset by the application of proceeds from the sale of Nalge Process Technologies Group, Inc. ("NPT") in March 1999) and an increase in average interest rates primarily due to the addition of a Term B Loan in July 1999.

    INCOME TAXES.

    Taxes on income from continuing operations in the first half of fiscal 2000 were $45.3 million, an increase of $8.6 million from the corresponding 1999 period. The increase resulted primarily from increased taxable earnings.

    INCOME FROM CONTINUING OPERATIONS.

    As a result of the foregoing we had net income from continuing operations of $69.4 million in the first half of fiscal 2000, as compared to $55.8 million in the corresponding 1999 period.

    DISCONTINUED OPERATIONS.

    Income from discontinued operations was $0.1 million in the first half of fiscal 1999. The 1999 discontinued operations resulted from the operating results of NPT.

    EXTRAORDINARY ITEM.

    On March 31, 1999, Sybron completed the sale of NPT to Norton Performance Plastics Corporation. Net proceeds from the sale, net of estimated selling expenses of $1.7 million, amounted to $86.0 million.

The Company realized a gain on this sale in the second quarter of fiscal 1999 (net of tax of $18.7 million) of $18.8 million. Reductions to the gain were made in the Company's third and fourth fiscal quarters of 1999 of $0.8 million each reducing the final gain on the sale of NPT to $17.2 million.

    NET INCOME.

    As a result of the foregoing, we had net income of $69.4 million in the first half of fiscal 2000, as compared to net income of $74.7 million in the corresponding 1999 period.

      DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $8.1 million in the first half of fiscal 2000 due to additional depreciation and amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the acquisition of Sybron's predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and other intangible assets increased by approximately $28.9 million and $113.1 million in the second quarter and first half of fiscal 2000, respectively, primarily as a result of continued acquisition activity. We believe, therefore, that Adjusted EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.

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

    Approximately $61.9 million of cash was generated from operating activities in the first half of fiscal 2000, an increase of $12.8 million or 26.1%, from the corresponding 1999 period. Increased cash flow from operating activities resulted primarily from an increase in Adjusted EBITDA (approximately $35.6 million) partially offset by increases in other net assets (approximately $14.8 million) an increase in interest paid (approximately $5.1 million) and an increase in taxes paid (approximately $2.9 million). Approximately $164.4 million of cash was used in investing activities in the first half of fiscal 2000, an increase of $117.4 million, or 249.5%, from the corresponding 1999 period. Increased investing activities resulted primarily from the proceeds of the sale of NPT on March 31, 1999 net of a refund of $2.6 million in the first half of fiscal 2000 (approximately $88.6 million), an increase in acquisitions (approximately $20.1 million) and increased capital expenditures (approximately $8.7 million). Approximately $96.5 million of cash was provided from financing activities, primarily from the Company's existing Credit Facilities (approximately $93.7 million), payments received from the exercise of employee stock options (approximately $4.6 million), borrowings under other financing sources (approximately $2.8 million) and a refund of collateral under a securities loan agreement (approximately $1.0 million). With respect to the 1998 restructuring charge of approximately $24.0 million, of which approximately $11.7 million represents cash expenditures, as of March 31, 2000, we have made cash payments of approximately $10.1 million. The Company expects to make future cash payments of approximately $0.3 million in fiscal 2000 and approximately $1.3 million in fiscal 2001 and beyond.

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

    Payment of principal and interest with respect to the credit facilities and the Sale/Leaseback (as defined later herein) are anticipated to be our largest use of operating funds in the future. The Tranche A Term Loan Facility and Revolving Credit Facility provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "Tranche A ABR") or (b) the adjusted interbank offered rate for eurodollar deposits ("Eurodollar Rate") plus 1/2% to 7/8% (the "Tranche A Eurodollar Rate Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined in the Third Amendment), or (c) with respect to certain advances under Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility ("CAF"). The Tranche B Term Loan Facility provides for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate plus 1% to 1 1/4%, (ii) the federal funds rate plus of 1 1/2% to 1 3/4%, and (iii) the base CD rate plus 2% to 2 1/4%, depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit or (b) the Eurodollar Rate plus 2% to 2 1/4% depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit. The average interest rate on the Tranche A Term Loan Facility (inclusive of the swap agreements described below) in the second quarter and first half of fiscal 2000 was 6.3% in both periods. The average interest rate on the Tranche B Term Loan Facility in the second quarter and first half of fiscal 2000 was 7.9% and 7.8%, respectively. The average interest rate on the Revolving Credit Facility in the second quarter and first half of fiscal 2000 was 6.8% and 6.7%, respectively.

    As a result of the terms of our credit facilities, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of March 31, 2000, the Company has eight interest rate swaps outstanding aggregating a notional amount of $383.5 million. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In the first quarter of fiscal 2000, the Tranche A and Revolver Eurodollar Rate Margins were
 .75%. The Tranche B Eurodollar Margin, which became applicable on July 29, 1999, was 2.0%. The swap agreement rates and durations as of March 31, 2000 are as follows:

    EXPIRATION DATE        NOTIONAL AMOUNT           SWAP AGREEMENT DATE              SWAP AGREEMENT RATE
    ---------------        ---------------           -------------------              -------------------
    February 7, 2001         $50 million               August 7, 1997                       5.910%
    August 7, 2001           $50 million               August 7, 1997                       5.900%
    September 10, 2001       $50 million               December 8, 1995                     5.623%
    December 31, 2001        $8.5 million              March 24, 1999                       5.500%
    June 8, 2002             $50 million               December 8, 1995                     5.500%
    July 31, 2002            $75 million               May 7, 1997                          6.385%
    July 31, 2002            $50 million               October 23, 1998                     4.733%
    October 1, 2002          $50 million               October 1, 1999                      6.260%

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

    The Revolving Credit Facility provides up to $600 million in available credit. At March 31, 2000, there was approximately $217.7 million of available credit under the Revolving Credit Facility. Under the Tranche A Term Loan Facility, on July 31, 1997 we began to repay principal in 21 consecutive quarterly installments by paying the $8.75 million due in fiscal 1997, $35.0 million due in fiscal 1998 and, during the first half of fiscal 1999, $17.5 million of the $36.25 million due in fiscal 1999. On March 31, 1999, as a result of the sale of NPT, the Company received approximately $87.7 million (approximately $86.0 million net of fees and expenses). The net proceeds were subsequently reduced in October 1999 by approximately $2.8 million relating to a reduction in the purchase price of approximately $2.6 million and additional fees of $0.2 million. Net proceeds of the sale, after a reduction for estimated applicable income taxes, were required to be used to repay amounts owed by the Company under the Tranche A Term Loan Facility. On March 31, 1999, the Company paid principal of approximately $67.9 million due under the Tranche A Term Loan Facility. The following table shows how the payments were applied, and the resulting revised schedule of principal payments under the Tranche A Term Loan Facility.




                                               PAYMENTS               PREVIOUSLY        PRINCIPAL DUE
                                             APPLIED FROM             SCHEDULED        AFTER APPLICATION
                                               NPT SALE               PRINCIPAL        OF NPT PROCEEDS



                                                                  (IN MILLIONS)
    Payments previously due in fiscal 1999    $ 18.75               $  18.75      $      -
    Payments due in 2000                        42.50                  42.50             -
    Payments due in 2001                         1.29                  53.75         52.46
    Payments due in 2002                         5.37                 223.75         218.3
                                              -------               --------      --------
    Total                                     $ 67.91               $ 338.75      $ 270.84
                                              =======               ========      ========

    In addition, under the terms of the Tranche B Term Loan Facility, the Company is required to repay principal in consecutive quarterly installments beginning on January 31, 2000 as follows: $0.75 million due in fiscal 2000, $1.0 million due in fiscal 2001, $1.0 million due in fiscal 2002, $120.25 million due in fiscal 2003 and $177 million due in fiscal 2004, with the final payment due on July 31, 2004. The Company paid $0.25 million of its fiscal 2000 obligations on January 31, 2000. The remaining payments of $0.25 million each will be made on April 30, 2000 and July 31, 2000. To secure the repayment of borrowings under the Credit Agreement, the Company has pledged to Chase, as collateral agent for the lenders, all of the capital stock of the Company's principal domestic subsidiaries and 65% of the capital stock of its principal foreign subsidiaries (excluding capital stock not owned by the Company directly or indirectly, and also excluding certain immaterial subsidiaries), and certain intra-company promissory notes issued in connection with the acquisition of Nunc.

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

CAUTIONARY FACTORS

      This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "may", "goal", "continue", "outlook", "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

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

- Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand if distributor inventories get out of balance with end user demand. This can happen when distributors merge or consolidate, or when inventories are not managed to end-user demand. This volatility in demand can also arise with large OEM customers to whom we sell direct when such customers fail to balance their needs for out products with sales of their products with which our products are used.

- Factors affecting certain high growth industries we serve, such as consolidation in the drug discovery and diagnostics industries.

- Factors affecting our ability to profitably distribute and sell our products, including any changes in our business relationships with our principal distributors, competitive factors such as the entrance of additional competitors into our markets, pricing and technological competition, and risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing dental, orthodontic and laboratory technologies.

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

- Factors affecting our ability to complete the proposed spin-off of the Company's dental group, including but not limited to a favorable ruling by the Internal Revenue Service regarding the tax-free nature of the transaction and market conditions favorable to completing the spin-off.

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

    In 2000, we expect our exposure from our primary foreign currencies to approximate the following:


                                                                   ESTIMATED
                                                             EXPOSURE DENOMINATED            ESTIMATED
                                                               IN THE RESPECTIVE             EXPOSURE
      CURRENCY                                                 FOREIGN CURRENCY           IN U.S. DOLLARS
      --------                                                 ----------------           ---------------
                                                               (IN THOUSANDS)
      Euro (EUR)                                                  42,000 EUR                 $ 44,520
      Danish Krone (DKK)                                          87,400 DKK                   12,485
      Japanese Yen (JPY)                                         800,000 JPY                    7,619

    As a result of these anticipated exposures, in November 1999 we entered into a series of options expiring at the end of the second, third and fourth quarters of 2000 to protect ourselves from possible detrimental effects of foreign currency fluctuations. We accomplished this by taking approximately one-fourth of the exposure in each of the foreign currencies listed above and purchasing a put option on that currency (giving us the right but not the obligation to sell the foreign currency at a predetermined rate). We purchased put options on the foreign currencies at amounts approximately equal to our quarterly exposure. The EUR and DKK options expire on a quarterly basis, at an exchange rate approximately equal to the spot exchange rate at the date of purchase for each of the respective currencies. The JPY options expire on a quarterly basis at an exchange rate approximately equal to the prior year's respective quarters actual exchange rate. In the second quarter, two of the options were sold and the third expired worthless, in aggregate netting a gain of $0.7 million. In November 1999, we acquired the following put options:


    NOTIONAL                           OPTION                STRIKE
    CURRENCY     AMOUNT(A)          EXPIRATION DATE           PRICE        PRICE(B)
    --------     ---------          ---------------           -----        --------
                      (In thousands, except strike prices)

      EUR          10,500            March 29, 2000          $ 250         . 9524
      EUR          10,500            June 28, 2000             297         . 9524
      EUR          10,500            September 26, 2000        329         . 9524
      DKK          21,850            March 29, 2000             88           7.00
      DKK          21,850            June 28, 2000             103           7.00
      DKK          21,850            September 26, 2000        114           7.00
      JPY         200,000            March 29, 2000              9         116.00
      JPY         200,000            June 28, 2000              10         120.00
      JPY         200,000            September 26, 2000         24         115.00

---------------------

(a)  Amounts expressed in units of foreign currency.
(b)  Amounts expressed in foreign currency per U.S. dollar.

    Our exposure in terms of these options is limited to the purchase price. To illustrate this, the following example uses the Euro contract due to expire at September 26, 2000.

      EUR EXCHANGE                          GAIN/(LOSS)               GAIN/(LOSS)
          RATE                             ON OPTION (A)       FROM PRIOR YEAR RATE (B)             NET GAIN/(LOSS)
      ------------                         -------------       ------------------------             ---------------
                                                             (IN THOUSANDS, EXCEPT EXCHANGE RATE)
          .90                                  $ (329)                     $ 659                           330
          .95                                    (329)                        45                          (284)
          1.0                                     196                       (507)                         (311)

--------------------

(a) Calculated as (notional amount/strike price) - (notional amount/exchange rate) - premium paid, with losses limited to the premium paid on the contract.
(b) Calculated as (notional amount/exchange rate) - (notional amount/prior year exchange rate of .9539).

INTEREST RATES

    We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar Rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar Rate loans concurrently with the rates applying to the swap agreements. At March 31, 2000 we had floating rate debt of approximately $949.9 million of which a total of $383.5 million was swapped to fixed rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In the first half of fiscal 2000, the Tranche A and Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Margin, which became applicable on July 29, 1999, was 2.0%. The swap agreement rates and durations as of March 31, 2000 are as follows:


    EXPIRATION DATE        NOTIONAL AMOUNT           SWAP AGREEMENT DATE              SWAP AGREEMENT RATE
    ---------------        ---------------           -------------------              -------------------
    February 7, 2001         $50 million               August 7, 1997                       5.910%
    August 7, 2001           $50 million               August 7, 1997                       5.900%
    September 10, 2001       $50 million               December 8, 1995                     5.623%
    December 31, 2001        $8.5 million              March 24, 1999                       5.500%
    June 8, 2002             $50 million               December 8, 1995                     5.500%
    July 31, 2002            $75 million               May 7, 1997                          6.385%
    July 31, 2002            $50 million               October 23, 1998                     4.733%
    October 1, 2002          $50 million               October 1, 1999                      6.260%

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

    The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar Rate and the effect of the interest rate swaps which reduce that risk. The model assumes a) a base Eurodollar Rate of 6.30% (the "Eurodollar Base Rate") which approximates the March 31, 2000 three month Eurodollar Rate, b) the Company's floating rate debt is equal to it's March 31, 2000 floating rate debt balance of $949.9 million, c) the Company pays interest on floating rate debt equal to the Eurodollar Rate + 75 basis points, d) the Company has interest rate swaps (including the repurchase agreement) with a notional amount of $433.5 million (equal to the notional amount of the Company's interest rate swaps at March 31, 2000), and e) the Eurodollar Rate varies by 10% of the Base Rate.


                                      INTEREST EXPENSE INCREASE FROM A 10%      INTEREST EXPENSE DECREASE FROM A 10%
ANNUAL INTEREST RATE EXPOSURE         INCREASE IN THE EURODOLLAR BASE RATE      DECREASE IN THE EURODOLLAR BASE RATE
-----------------------------         ------------------------------------      ------------------------------------

Without interest rate swaps:                         $6.0 million                       ($6.0 million)
With interest rate swaps:                            $3.2 million                       ($3.2 million)

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Information regarding our annual meeting of shareholders held on February 2, 2000 was previously reported in out Form 10-Q for the quarter ended December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS:

           See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

     (b)   REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed. However, subsequent to the end of the quarter the following report was filed:

         A Form 8-K dated as of April 24, 2000 was filed on April 25, 2000 to report, under Item 5, the projected spin- off of the Company's dental group. A copy of the Company's Press Release dated April 24, 2000, was filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SYBRON INTERNATIONAL CORPORATION
                                  --------------------------------
                                  (Registrant)



Date:  May 15, 2000               /s/  Dennis Brown
-------------------               --------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000


                                                     INCORPORATED
EXHIBIT                                              HEREIN BY               FILED
NUMBER         DESCRIPTION                           REFERENCE TO            HEREWITH


27             Financial Data Schedule                                          X
