Form 10-Q
period 2000-06-30
SYBRON INTERNATIONAL CORP
filed 2000-08-14
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from             to
                                           -----------    -------------

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

 -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At August 11, 2000, there were 105,182,025 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES




                                     Index                                                      Page
----------------------------------------------------------------                                ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, June 30, 2000 (unaudited)
   and September 30, 1999                                                                          2

Consolidated Statements of Income for the three and nine months
   ended June 30, 2000 (unaudited) and 1999 (unaudited)                                            3

Consolidated Statements of Shareholders' Equity for the year ended September 30, 1999 and the nine months ended
   June 30, 2000 (unaudited)                                                                       4

Consolidated Statements of Cash Flows for the nine months ended
   June 30, 2000 (unaudited) and 1999 (unaudited)                                                  5

Notes to Unaudited Consolidated Financial Statements                                               7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                                       13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                37


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          40

SIGNATURES                                                                                        41



                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  ASSETS
                                                                          June 30,           September 30,
                                                                            2000                 1999
                                                                        -------------        -------------
Current assets:
   Cash and cash equivalents......................................       $    17,901         $     18,491
   Accounts receivable (less allowance for doubtful
     receivables of $5,761 and $5,676, respectively)..............           236,397              231,506
   Inventories (note 2)...........................................           231,419              203,202
   Deferred income taxes..........................................            24,999               23,339
   Prepaid expenses and other current assets......................            26,452               15,419
                                                                         -----------         ------------
       Total current assets.......................................           537,168              491,957
Available for sale security.......................................            52,150               50,900
Property, plant and equipment, net of accumulated depreciation
     of $240,385 and $212,995, respectively.......................           255,657              245,247
Intangible assets.................................................         1,155,009            1,028,081
Deferred income taxes.............................................            12,602               13,623
Other assets......................................................            10,661               13,109
                                                                         -----------         ------------
       Total assets...............................................        $2,023,247           $1,842,917
                                                                         ===========         ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................       $    52,349         $     62,418
   Current portion of long-term debt..............................             4,118                8,962
   Income taxes payable...........................................            10,720               23,490
   Accrued payroll and employee benefits..........................            44,261               49,006
   Deferred income taxes..........................................             3,819                3,251
   Other current liabilities (note 4).............................            31,984               44,822
                                                                         -----------         ------------
       Total current liabilities..................................           147,251              191,949
Long-term debt....................................................           972,418              875,254
Securities lending agreement......................................            52,150               50,461
Deferred income taxes.............................................            98,145               84,527
Other liabilities.................................................            20,491               15,382
Commitments and contingent liabilities
Shareholders' equity:
   Preferred Stock, $.01 par value; authorized 20,000,000 shares                   -                    -
   Common Stock, $.01 par value; authorized 250,000,000 shares,
     issued 105,182,245 and 104,023,697 shares, respectively......             1,052                1,040
   Equity Rights, 50 rights at $1.09 per right....................                 -                    -
   Additional paid-in capital.....................................           271,596              251,251
   Retained earnings..............................................           507,997              403,380
   Accumulated other comprehensive income.........................           (47,853)             (30,327)
   Treasury common stock, 220 shares at cost .....................                 -                    -
                                                                         -----------         ------------
       Total shareholders' equity.................................           732,792              625,344
                                                                         -----------         ------------
       Total liabilities and shareholders' equity.................       $ 2,023,247         $  1,842,917
                                                                         ===========         ============

See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months Ended                 Nine Months Ended
                                                                                June 30,                          June 30,
                                                                         2000             1999             2000             1999
                                                                         ----             ----             ----             ----
Net sales ......................................................       $ 317,015        $ 280,051        $ 941,651        $ 800,398
Cost of sales:
   Cost of product sold ........................................         150,809          134,476          450,058          387,322
   Depreciation of purchase accounting adjustments .............             154              160              476              496
                                                                       ---------        ---------        ---------        ---------
Total cost of sales ............................................         150,963          134,636          450,534          387,818
                                                                       ---------        ---------        ---------        ---------

Gross profit ...................................................         166,052          145,415          491,117          412,580

Selling, general and administrative expenses ...................          78,062           70,045          231,333          198,280
Merger, transaction and integration expense/(credit) ...........            --               (122)            --              2,569
Restructuring charge reversal (note 4) .........................            --               (932)            --               (932)
Depreciation and amortization of purchase
   accounting adjustments ......................................          11,503            7,794           32,838           22,654
                                                                       ---------        ---------        ---------        ---------

Total selling, general and administrative expenses .............          89,565           76,785          264,171          222,571
                                                                       ---------        ---------        ---------        ---------

Operating income ...............................................          76,487           68,630          226,946          190,009
Other income (expense):
   Interest expense ............................................         (18,769)         (13,749)         (54,951)         (41,898)
   Amortization of deferred financing fees .....................            (209)             (87)            (608)            (247)
   Other, net ..................................................             641               41            1,417             (592)
                                                                       ---------        ---------        ---------        ---------
Income before income taxes and discontinued
   operations ..................................................          58,150           54,835          172,804          147,272
Income taxes ...................................................          22,932           21,491           68,187           58,098
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations ..............................          35,218           33,344          104,617           89,174

Discontinued operations:
Income from discontinued operations (net of
   income tax expense of $80) (note 5) .........................            --               --               --                121
   Extraordinary Item:
Gain on sale of discontinued operations (less income
   tax expense/(benefit) of ($2,696) and $15,955,
   respectively) (note 5) ......................................            --               (838)            --             17,958
                                                                       ---------        ---------        ---------        ---------
Net income .....................................................       $  35,218        $  32,506        $ 104,617        $ 107,253
                                                                       =========        =========        =========        =========

Basic earnings per common share from continuing
   operations ..................................................       $     .34        $     .32        $    1.00        $     .86
Discontinued operations ........................................            --               --               --               --
Extraordinary item .............................................            --               (.01)            --                .18
                                                                       ---------        ---------        ---------        ---------
Basic earnings per common share ................................       $     .34        $     .31        $    1.00        $    1.04
                                                                       =========        =========        =========        =========

Diluted earnings per common share from continuing
   operations ..................................................       $     .33        $     .31        $     .98        $     .84
Discontinued operations ........................................            --               --               --               --
Extraordinary item .............................................            --               (.01)            --                .17
                                                                       ---------        ---------        ---------        ---------
Diluted earnings per common share ..............................       $     .33        $     .30        $     .98        $    1.01
                                                                       =========        =========        =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES



                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999
                     AND THE NINE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       ACCUMULATED
                                                                        ADDITIONAL                        OTHER           TOTAL
                                                           COMMON        PAID-IN         RETAINED     COMPREHENSIVE    SHAREHOLDERS'
                                                           STOCK         CAPITAL         EARNINGS         INCOME          EQUITY
                                                          --------     ------------      --------         ------       -------------
Balance at September 30, 1998 .....................        $1,029        $234,070        $260,833        $(20,688)        $ 475,244
Comprehensive income:
   Net income .....................................          --              --           142,547            --             142,547
   Translation adjustment .........................          --              --              --            (9,905)           (9,905)
   Unrealized gain on security available
     for sale .....................................          --              --              --               266               266
                                                           ------        --------        --------        --------         ---------
Total comprehensive income ........................          --              --           142,547          (9,639)          132,908
Shares issued in connection with the
   exercise of 1,121,421 stock options ............            11          10,680            --              --              10,691
Tax benefits related to stock options .............          --             6,501            --              --               6,501
                                                           ------        --------        --------        --------         ---------
Balance at September 30, 1999 .....................         1,040         251,251         403,380         (30,327)          625,344
Comprehensive income:
   Net income .....................................          --              --           104,617            --             104,617
   Translation adjustment .........................          --              --              --           (18,273)         (18,273)
   Unrealized gain on security available
     for sale .....................................          --              --              --               747               747
                                                           ------        --------        --------        --------         ---------
Total comprehensive income ........................          --              --           104,617         (17,526)           87,091
Shares issued in connection with the
   exercise of 1,158,548 stock options ............            12          12,484            --              --              12,496
Tax benefits related to stock options .............          --             7,861            --              --               7,861
                                                           ------        --------        --------        --------         ---------
Balance at June 30, 2000 ..........................        $1,052        $271,596        $507,997        $(47,853)        $ 732,792
                                                           ======        ========        ========        ========         =========



     See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                         Nine Months Ended
                                                                                                              June 30,
                                                                                                   2000                     1999
                                                                                                   ----                     ----
Cash flows from operating activities:
 Net income ......................................................................               $ 104,617                $ 107,253
 Adjustments to reconcile net income to net cash provided by operating activities:
  Gain on sale of  NPT ...........................................................                    --                    (17,958)
  Depreciation ...................................................................                  28,792                   26,893
  Amortization ...................................................................                  32,698                   22,805
  Loss (gain) on sale of property plant and equipment ............................                    (246)                    --
  Provision for losses on doubtful accounts ......................................                     802                      108
  Inventory provisions ...........................................................                   1,338                      255
  Deferred income taxes ..........................................................                  13,547                   19,897
     Changes in assets and liabilities, net of effects of businesses acquired:
  Decrease (increase) in accounts receivable .....................................                   5,189                   (3,457)
  Increase in inventories ........................................................                 (14,196)                 (15,341)
  Decrease (increase) in prepaid expenses and other current assets ...............                 (10,674)                   1,908
  Decrease in accounts payable ...................................................                 (12,693)                  (3,395)
  Decrease in income taxes payable ...............................................                 (12,666)                 (18,969)
  Increase (decrease) in accrued payroll and employee benefits ...................                 (12,103)                     537
  Decrease in other current liabilities ..........................................                 (13,266)                 (15,793)
  Net change in other assets and liabilities .....................................                  (3,812)                  (7,201)
                                                                                                 ---------                ---------
     Net cash provided by operating activities ...................................                 107,327                   97,542

Cash flows from investing activities:
  Capital expenditures ...........................................................                 (33,482)                 (23,576)
  Proceeds from sales of property, plant and equipment ...........................                     967                      918
  Proceeds (refund) from the sale of NPT, net of sale expenses ...................                  (2,600)                  85,877
  Payments for businesses acquired ...............................................                (143,796)                (188,121)
                                                                                                 ---------                ---------
     Net cash used in investing activities .......................................                (178,911)                (124,902)

Cash flows from financing activities:
  Proceeds - revolving credit facility ...........................................                 417,600                  422,900
  Principal payments - revolving credit facility .................................                (347,400)                (328,000)
  Principal payments on long-term debt ...........................................                  (4,891)                 (87,878)
  Receipt of collateral under securities lending agreement .......................                   1,869                     --
  Proceeds from the exercise of common stock options .............................                  12,496                    7,207
  Deferred financing fees ........................................................                    (197)                    (146)
  Other ..........................................................................                  (3,592)                   4,133
                                                                                                 ---------                ---------
     Net cash provided by financing activities ...................................                  75,885                   18,216

Effect of exchange rate changes on cash and cash equivalents .....................                  (4,891)                    (477)
Net decrease in cash and cash equivalents ........................................                    (590)                  (9,621)
Cash and cash equivalents at beginning of period .................................                  18,491                   23,891
                                                                                                 ---------                ---------
Cash and cash equivalents at end of period .......................................               $  17,901                $  14,270
                                                                                                 =========                =========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   Nine Months Ended
                                                                                                       June 30,
                                                                                              2000                  1999
                                                                                             ------                ------
         Supplemental disclosures of cash flow information:
          Cash paid during the period for interest..................................        $ 53,412             $ 43,974
                                                                                              ======               ======
          Cash paid during the period for income taxes..............................        $ 58,333             $ 50,280
                                                                                              ======               ======
          Capital lease obligations incurred........................................        $     56             $    277
                                                                                              ======               ======

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim periods presented have been included. Except as described in note 5 below, all such adjustments were of a normal recurring nature. The results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


     On April 24, 2000, Sybron International Corporation (the "Company" or "Sybron International") announced its intention to spin off its Dental Business as a separate publicly traded company. The spin-off will be effected by way of a pro rata dividend of the stock of SDS Holding Co. to the Company's shareholders (the "Distribution"). SDS Holding Co. is a newly organized Delaware subsidiary of the Company which will be renamed Sybron Dental Specialties, Inc. ("SDS") in connection with the Distribution. SDS will own and operate all of our dental group businesses, including those operated by the subsidiary currently named Sybron Dental Specialties, Inc. This subsidiary will be renamed Sybron Dental Management, Inc. ("SDM") in connection with the Distribution, and will become a wholly owned subsidiary of SDS. Following the Distribution, our shareholders will own shares in both SDS, which will then be an independent public company operating the Dental Business, and Sybron International, which will continue to operate the Company's Laboratory Business.

     The Distribution is subject to a number of conditions, including (i) receipt by the Company of a favorable ruling from the Internal Revenue Service concerning the tax-free nature of the Distribution, (ii) appropriate stock market conditions for the Distribution, (iii) financing for Sybron International and SDS as independent companies, (iv) completion of certain internal restructuring steps, including the transfer of SDM and its dental businesses to SDS, (v) receipt of approval to list SDS's common stock on the NYSE, (vi) approval by Sybron International's board of directors of the final terms of the Distribution, and (vii) effectiveness of a registration statement on Form 10 registering the stock of SDS under the Securities Exchange Act of 1934, including an information statement that would be sent to the Company's shareholders in connection with the Distribution. Upon satisfaction of the conditions, SDS will be shown as a discontinued operation.

     On August 8, 2000, SDS filed its Form 10 with the SEC via EDGAR, under its current name, "SDS Holding Co." The information in the Form 10 is preliminary, and is subject to amendment and completion.

2. Inventories at June 30, 2000 and September 30, 1999 consist of the following: (In thousands)



                                                          June 30,                        September 30,
                                                            2000                              1999
                                                            ----                              ----
      Raw materials                                       $ 97,197                          $ 67,541
      Work-in-process                                       40,095                            39,439
      Finished goods                                       105,068                           106,010
      Excess and obsolescence reserves                      (7,981)                           (7,091)
      LIFO reserve                                          (2,960)                           (2,697)
                                                          --------                          --------
                                                          $231,419                          $203,202
                                                          ========                          ========

3. For the three and nine month periods ended June 30, 2000, the Company completed one and eight acquisitions, respectively. These acquisitions were all cash transactions, except the acquisition in the third quarter for which part of the purchase price was paid in cash and part was paid with the issuance of a note in the amount of approximately $30.7 million. The aggregate purchase price of the acquisitions (including the $30.7 million note) for the quarter and year to date periods (which are not significant, individually or in the aggregate), net of cash acquired, was approximately $35.8 million and $174.5 million, respectively. There are no future purchase price adjustments with respect to earnout provisions for any of these transactions. All of these acquisitions have been accounted for as purchases. The results of these acquisitions were included as of the date they were acquired. The total goodwill and intangibles for the three and nine month periods ended June 30, 2000 for acquired companies (including adjustments for asset valuations in previous fiscal 2000 quarters) was approximately $36.7 million and $146.9 million, respectively, and will be amortized over 15-20 years. A description of the company acquired in the third quarter is as follows:

     (a) On May 9, 2000, the Company acquired Genevac Limited ("Genevac"), located in Ipswich, England. Genevac is a designer and manufacturer of specialty evaporators used in chemical, agrochemical and biotechnology laboratories for drug discovery and other chemistry related applications. Sales revenues in 1999 were approximately $11.2 million. Genevac will be included in the Labware and Life Sciences business segment.

     Subsequent to June 30, 2000, the company completed two acquisitions for cash. The aggregate purchase price for these two acquisitions was not significant, individually or aggregated with other fiscal 2000 acquisitions. Both of these transactions, which are described below, will be accounted for as purchases.

     (a) On August 3, 2000, the Company acquired Abbott Laboratories Murex bacteriology latex agglutination product line ("Murex"). The latex agglutination bacteriology products include antisera, agglutination reagents, latex reagents and stained suspensions, all currently manufactured by or for Abbott's Murex subsidiary based in Dartford, England. Abbott will continue to provide manufacturing, distribution and other customer related functions for the Company until it is ready to transition the products into its manufacturing and distribution system. Sales revenues in 1999 were approximately $24.0 million. Murex will be included in the Diagnostics and Microbiology business segment.

     (b) On August 9, 2000, the Company announced that it had acquired Lab Vision Corporation ("Lab Vision"). Lab Vision is a world leading manufacturer and distributor of automated staining instruments and antibodies used by immunohistochemistry laboratories. Lab Vision's sales revenues are approximately $9.0 million. Lab Vision will be included in the Clinical and Industrial business segment.



4. The following table updates activity to the Company's 1998 restructuring charges as described in note 11 to the consolidated financial statements in the Company's 1999 annual report on Form 10-K and included in other current liabilities in the Company's balance sheet.

                              LEASE      SHUT-      INVENTORY  FIXED                            CONTRACTUAL
                              ------     ---------- ---------- ------                           -----------
                   SEVERANCE  PAYMENTS   DOWN       WRITE-OFF  ASSETS    TAX (D)  GOODWILL (E)  OBLIGATIONS
                   ---------  --------   ---------  ---------- -------   -------  ------------  -----------
                   (A)        (B)        COSTS (B)  (C)        (C)                                 (F)       OTHER       TOTAL
                   ---        ---        ---------  ---        ---                                 ---       -----       -----
                                                        (IN THOUSANDS)
1998
Restructuring
charge            $   8,500   $    400   $    500   $ 6,400    $ 2,300   $ 700    $  2,100      $  1,000    $  2,100    $ 24,000
1998 cash
payments              3,300        100        100        --         --      --          --           400         700       4,600
1998 non-cash
charges                --         --         --       6,400      2,300      --       2,100            --         600      11,400
                    -------    -------    -------    ------     ------    ----     -------       -------     -------     -------
September 30,
1998 balance      $   5,200   $    300   $    400   $    --    $    --   $ 700    $     --      $    600    $    800    $  8,000

1999 cash
payments              3,400        300        400        --         --      --          --           300         400       4,800
Adjustments (a)         900         --         --        --         --      --          --            --          --         900
                    -------    -------    -------    ------     ------    ----     -------       -------     -------     -------
September 30,
1999 balance      $     900   $     --   $     --   $    --    $    --   $ 700    $     --      $    300    $    400    $  2,300
2000 cash
payments                400         --         --        --         --      --          --           200         200         800
                    -------    -------    -------    ------     ------    ----     -------       -------     -------     -------
June 30, 2000
balance           $     500   $     --   $     --   $    --    $    --   $ 700    $     --      $    100    $    200    $  1,500
                    =======    =======    =======    ======     ======    ====     =======       =======     =======     =======

          -----------------------------

(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel). As of June 30, 2000, 154 employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $900 was made in the second quarter of fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan.
(b)  Amount represents lease payments and shutdown costs on exited facilities.
(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.
(e) Amount represents goodwill associated with exited product lines at Sybron Laboratory Products Corporation.
(f) Amount represents certain terminated contractual obligations primarily associated with SDS.

     The Company expects to make future cash payments of approximately $0.2 million in the remainder of fiscal 2000 and approximately $1.3 million in fiscal 2001 and beyond.

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

     Information on these business segments is summarized on the following two pages:

                               LABWARE    CLINICAL    DIAGNOSTICS                              TOTAL
                               AND LIFE      AND          AND       LABORATORY    ELIMIN-   LABORATORY
                               SCIENCES   INDUSTRIAL  MICROBIOLOGY   EQUIPMENT     ATIONS    BUSINESS
                               --------   ----------  ------------   ---------     ------    --------
THREE MONTHS ENDED 6/30/ 99
Revenues:
  External customer ........    70,682     45,370        42,918        24,554          --     183,524
  Intersegment .............     1,443        106           201           186      (1,788)        148
                                ------     ------        ------        ------     -------     -------
    Total revenues .........    72,125     45,476        43,119        24,740      (1,788)    183,672
                                ======     ======        ======        ======     =======     =======
Gross profit ...............    36,590     19,567        21,667        10,283          --      88,107
Selling, general and admin..    18,031      7,749        11,100         4,980          --      41,860
Operating income ...........    18,559     11,818        10,567         5,303          --      46,247
THREE MONTHS ENDED 6/30/00
Revenues:
  External customer ........    86,810     50,270        50,636        24,313          --     212,029
  Intersegment .............       203      1,735           138           228      (2,130)        174
                                ------     ------        ------        ------     -------     -------
    Total revenues .........    87,013     52,005        50,774        24,541      (2,130)    212,203
                                ======     ======        ======        ======     =======     =======
Gross profit ...............    45,919     22,124        27,200        10,166          --     105,409
Selling, general and admin..    25,096      8,800        13,736         4,806          --      52,438
Operating income ...........    20,823     13,324        13,464         5,360          --      52,971

                                                            INFECTION                 TOTAL
                             PROFESSIONAL                   CONTROL       ELIMIN-     DENTAL
                                DENTAL      ORTHODONTICS    PRODUCTS      ATIONS     BUSINESS        OTHER (A)      TOTAL
                                ------      ------------    --------      ------     --------        ---------      -----
THREE MONTHS ENDED 6/30/ 99
Revenues:
  External customer ........    48,311         42,059         6,157           --       96,527              --      280,051
  Intersegment .............       279          1,140            --       (1,419)          --            (148)          --
                                ------         ------        ------      -------     --------         -------     --------
    Total revenues .........    48,590         43,199         6,157       (1,419)      96,527            (148)     280,051
                                ======         ======        ======      =======     ========         =======     ========
Gross profit ...............    27,036         26,934         3,338           --       57,308              --      145,415
Selling, general and admin..    14,836         13,908         2,576           --       31,320           3,605       76,785
Operating income ..........     12,200         13,026           762           --       25,988          (3,605)      68,630
THREE MONTHS ENDED 6/30/00
Revenues:
  External customer ........    53,451         44,270         7,265           --      104,986              --      317,015
  Intersegment .............       248          1,719            24       (1,991)          --            (174)          --
                                ------         ------        ------      -------     --------         -------     --------
    Total revenues .........    53,699         45,989         7,289       (1,991)     104,986            (174)     317,015
                                ======         ======        ======      =======     ========         =======     ========
Gross profit ...............    30,335         26,636         3,672           --       60,643              --      166,052
Selling, general and admin..    15,821         16,033         2,966           --       34,820           2,307       89,565
Operating income ...........    14,514         10,603           706           --       25,823          (2,307)      76,487

-------------------------------------------------
(a) Includes the elimination of intergroup and corporate office activity.

                               LABWARE    CLINICAL    DIAGNOSTICS                              TOTAL
                               AND LIFE      AND          AND       LABORATORY    ELIMIN-   LABORATORY
                               SCIENCES   INDUSTRIAL  MICROBIOLOGY   EQUIPMENT     ATIONS    BUSINESS
                               --------   ----------  ------------   ---------     ------    --------
NINE MONTHS ENDED 6/30/ 99
Revenues:
  External customer ........    192,599     129,784      119,841       73,118       --         515,342
  Intersegment .............        735       4,496          286          560     (5,648)          429
                                -------     -------      -------      -------      -----     ---------
    Total revenues .........    193,334     134,280      120,127       73,678     (5,648)      515,771
                                =======     =======      =======      =======      =====     =========
Gross profit ...............     98,575      54,674       61,158       30,414       --         244,821
Selling, general and admin..     49,867      22,278       30,837       15,294       --         118,276
Operating income ...........     48,708      32,396       30,321       15,120       --         126,545
NINE MONTHS ENDED 6/30/00
Revenues:
  External customer ........    252,292     156,847      154,431       71,416       --         634,986
  Intersegment .............        841       5,062          331          671     (6,445)          460
                                -------     -------      -------      -------      -----     ---------
    Total revenues .........    253,133     161,909      154,762       72,087     (6,445)      635,446
                                =======     =======      =======      =======      =====     =========
Gross profit ...............    131,942      67,034       83,633       30,056       --         312,665
Selling, general and admin..     72,074      26,995       42,598       15,168       --         156,835
Operating income ...........     59,868      40,039       41,035       14,888       --         155,830
Segment Assets .............    583,343     286,031      462,863      127,221       --       1,459,458

                                                         INFECTION               TOTAL
                             PROFESSIONAL                CONTROL     ELIMIN-     DENTAL
                                DENTAL     ORTHODONTICS  PRODUCTS    ATIONS     BUSINESS     OTHER (A)       TOTAL
                                ------     ------------  --------    ------     --------     ---------       -----
NINE MONTHS ENDED 6/30/ 99
Revenues:
  External customer ........    140,303       127,009     17,744       --        285,056         --          800,398
  Intersegment .............        475         3,214       --       (3,689)        --           (429)          --
                                -------       -------     ------     ------      -------     --------      ---------
    Total revenues .........    140,778       130,223     17,744     (3,689)     285,056         (429)       800,398
                                =======       =======     ======     ======      =======     ========      =========
Gross profit ...............     78,456        79,574      9,729       --        167,759         --          412,580
Selling, general and admin..     46,438        42,538      7,308       --         96,284        8,011        222,571
Operating income ...........     32,018        37,036      2,421       --         71,475       (8,011)       190,009
NINE MONTHS ENDED 6/30/00
Revenues:
  External customer ........    156,273       131,030     19,362       --        306,665         --          941,651
  Intersegment .............        687         4,391         28     (5,106)        --           (460)          --
                                -------       -------     ------     ------      -------     --------      ---------
    Total revenues .........    156,960       135,421     19,390     (5,106)     306,665         (460)       941,651
                                =======       =======     ======     ======      =======     ========      =========
Gross profit ...............     88,921        80,236      9,295       --        178,452         --          491,117
Selling, general and admin..     44,800        46,011      7,937       --         98,748        8,588        264,171
Operating income ...........     44,121        34,225      1,358       --         79,704       (8,588)       226,946
Segment Assets .............    198,399       190,648     57,683       --        446,730      117,059      2,023,247

----------------------------------------





(a) Includes the elimination of intergroup and corporate office activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The subsidiaries of Sybron International Corporation (the "Company" or "Sybron International") are leading manufacturers of value-added products for the Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology, Laboratory Equipment, Professional Dental, Orthodontics and Infection Control Products markets in the United States and abroad. Our Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology and Laboratory Equipment business segments (collectively, the "Laboratory Business") are grouped under our subsidiary Sybron Laboratory Products Corporation, and our Professional Dental, Orthodontics and Infection Control Products business segments (collectively the "Dental Business") are grouped under a subsidiary that is currently named Sybron Dental Specialties, Inc. The primary subsidiaries in each of our business segments are as follows:

                        LABORATORY BUSINESS SUBSIDIARIES

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

  Diagnostics and Microbiology                                                  Laboratory Equipment

  Applied Biotech, Inc.                                                         Barnstead Thermolyne Corporation
  Microgenics Corporation                                                       Lab-Line Instruments, Inc.
  Alexon-Trend, Inc.
  Remel Inc.

                          DENTAL BUSINESS SUBSIDIARIES

  Professional Dental                                                           Orthodontics

  Kerr Corporation including its Demetron Division                              Ormco Corporation, including its
  Sybron Canada Limited's Beavers Dental Division                                 Analytic Endodontics Division
  Kerr Italia S.p.A.                                                            Ormodent Group
  Pinnacle Products, Inc.                                                       Ormco B.V.
                                                                                Allesee Orthodontic Appliances, Inc.
  Infection Control Products

  Metrex Research Corporation, including its Alden Scientific
    Division

         When we use the terms "we" or "our" in this report, we are referring to Sybron International Corporation and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to the Company's fiscal quarters. The quarters ended June 30, 1999 and 2000, refer to the Company's third fiscal quarters of 1999 and 2000, respectively.

PROPOSED SPIN-OFF OF THE DENTAL BUSINESS

         On April 24, 2000, Sybron International announced its intention to spin off its Dental Business as a separate publicly traded company. The spin-off will be effected by way of a pro rata dividend of the stock of SDS Holding Co. to the Company's shareholders (the "Distribution"). SDS Holding Co. is a newly organized Delaware subsidiary of the Company which will be renamed Sybron Dental Specialties, Inc. ("SDS") in connection with the Distribution. SDS will own and operate all of our dental group businesses, including those operated by the subsidiary currently named Sybron Dental Specialties, Inc. This subsidiary will be renamed Sybron Dental Management, Inc. ("SDM") in connection with the Distribution, and will become a wholly owned subsidiary of SDS. Following the Distribution, our shareholders will own shares in both SDS, which will then be an independent public company operating the Dental Business, and Sybron International, which will continue to operate the Company's Laboratory Business. As an independent public company, SDS's stock is expected to trade on the New York Stock Exchange ("NYSE") under the symbol "SYD". As previously announced, the Company intends to change its name to Apogent Technologies Inc. following the Distribution. The name change requires shareholder approval, which the Company will seek at its 2001 annual meeting. Once shareholders approve the name change, the Company expects its stock to trade on the NYSE under the symbol "AOT."

         The Distribution is subject to a number of conditions, including (i) receipt by the Company of a favorable ruling from the Internal Revenue Service concerning the tax-free nature of the Distribution, (ii) appropriate stock market conditions for the Distribution, (iii) financing for Sybron International and SDS as independent companies, (iv) completion of certain internal restructuring steps, including the transfer of SDM and its dental businesses to SDS, (v) receipt of approval to list SDS's common stock on the NYSE, (vi) approval by Sybron International's board of directors of the final terms of the Distribution, and (vii) effectiveness of a registration statement on Form 10 registering the stock of SDS under the Securities Exchange Act of 1934, including an information statement that would be sent to the Company's shareholders in connection with the Distribution.

         On August 8, 2000, SDS filed its Form 10 with the SEC via EDGAR, under its current name, "SDS Holding Co." The information in the Form 10 is preliminary, and is subject to amendment and completion.

OVERVIEW

         Over the past several years the Company has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product line extensions, new product introductions, international growth and rationalization of existing businesses and product lines. We rely heavily on debt to finance our growth strategy, and our growth strategy has resulted over the years in substantial portions of our sales, income and cash flows coming from international markets. The environment for execution of our strategy has become significantly more challenging over the past year as interest rates continue to increase and as the U.S. dollar has strengthened against currencies in key markets for us. Increased interest expense and the increased strength of the U.S. dollar reduced our earnings by approximately $ 4.7 million (net of tax) for the quarter ended June 30, 2000, as compared with the same period last year. We expect a similar effect in the fourth quarter, provided interest rates and the strength of the U.S. dollar do not change. For further information about our interest rate risk, see "Liquidity and Capital Resources," below, and "Item
3. Quantitative and Qualitative Disclosures about Market Risk -Interest Rates." For further information about our foreign exchange risk, see "International Operations," below, and "Item 3. Quantitative and Qualitative
Disclosures about Market Risk - Foreign Exchange."

         Our results for the three and nine months ended June 30, 1999 include a credit of approximately $1.1 million and a charge of approximately $1.6 million relating to adjustments to our 1998 restructuring reserve and integration costs associated with two mergers (the "1999 Special Charges").

         Both our sales and operating income for the quarter and year to date period ended June 30, 2000 grew over the corresponding prior year periods. Net sales for the third quarter and the first nine months of fiscal 2000 increased by 13.2% and 17.6%, respectively, over the corresponding fiscal 1999 periods. Operating income for the third quarter and first nine months of fiscal 2000 increased by 11.4% and 19.4%, respectively, over the corresponding fiscal 1999 periods. Excluding the 1999 Special Charges, operating income for the third quarter and the first nine months of fiscal 2000 increased by 13.2% and 18.4%, respectively, over the corresponding fiscal 1999 periods.

         Sales growth in the quarter was balanced both domestically and internationally. In the third quarter of fiscal 2000, domestic and international sales increased by 13.4% and by 12.7%, respectively, over the corresponding fiscal 1999 quarter. For the first nine months of fiscal 2000, domestic and international sales increased by 18.8% and 15.4%, respectively, over the corresponding fiscal 1999 period. In both the third quarter and first nine months of fiscal 2000, international sales growth was negatively impacted by the strengthening of the U.S. dollar. Without the negative currency effects, international sales growth for the quarter and first nine months of fiscal 2000 would have been 16.1% and 19.2%, respectively, over the corresponding fiscal 1999 periods.

         Although healthy, our growth in sales and earnings were negatively impacted in the quarter by lower than anticipated internal sales growth in our Laboratory Business. The greatest part of the softness was caused by lower than expected sales to a large OEM customer and by the streamlining of inventory at a research/life science distributor. Ordering patterns of OEM customers and distributors are unpredictable. The current conditions are expected to persist through the fourth quarter and begin to resolve in the first quarter of next year. This expectation is a forward looking statement, and is subject to a number of uncertainties, including the ordering patterns of our OEM customers and our distributors, which are beyond our control.

         While Dental Business sales and earnings have enjoyed healthy growth this year overall, this business has been soft in Europe for the third quarter and the nine months ended June 30, 2000. This softness can be attributed to a number of factors, including the strong U.S. dollar, competition, and uncertainty regarding governmental reimbursement in Germany, which primarily affects the Orthodontics business segment. These conditions are expected to continue through the fourth quarter and possibly into the next fiscal year.

         We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed eight acquisitions in the first nine months of fiscal 2000. (See Note 3 to the Unaudited Consolidated Financial

Statements.) Our ability to continue to grow at historical rates through acquisitions is subject to a number of uncertainties, including but not limited to the availability of suitable acquisition candidates at reasonable prices, our ability to raise funds, and the cost of capital for acquisitions.

NON-CASH CHARGES

         Our results of operations include goodwill amortization, other amortization, and depreciation. These non-cash charges totaled $20.8 million and $17.1 million for the quarters ended June 30, 2000 and 1999, respectively, and $61.5 million and $49.7 million for the first nine months ended June 30, 2000 and 1999, respectively. Because our operating results reflect significant depreciation and amortization expense largely associated with stepped-up assets, goodwill and other intangibles from our acquisition program and the leveraged buyout in 1987 of a company known at that time as Sybron Corporation (the "Acquisition"), we believe our "Adjusted EBITDA" is a useful measure of our ability to internally fund our liquidity requirements. "Adjusted EBITDA" (while not a measure under generally accepted accounting principles ("GAAP"), and not a substitute for GAAP-measured earnings or cash flows or an indication of operating performance or a measure of liquidity) represents, for any relevant period, net income from continuing operations plus (i) interest expense, (ii) provision for income taxes, (iii) the 1999 Special Charges, and (iv) depreciation and amortization, all determined on a consolidated basis and in accordance with GAAP. Our "Adjusted EBITDA" amounted to $97.7 million and $84.6 million for the quarters ended June 30, 2000 and 1999, respectively, and $289.2 million and $240.5 million for the first nine months ended June 30, 2000 and 1999, respectively.

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

         From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1998, we decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999. These options were sold or expired worthless in their respective quarters of fiscal 1999 at a net gain of $1.1 million. In November

1999, we again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $47.6 million at a cost of approximately $1.2 million. These options are designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the Euro, Danish krone and Japanese yen in the second, third and fourth quarters of fiscal 2000 as compared to the second, third and fourth quarters of fiscal 1999. The options designed to mitigate the detrimental effects on the Company from a strengthening of the U.S. dollar in the second quarter of fiscal 2000 were sold or expired worthless during the second quarter of fiscal 2000, at a net gain of $0.7 million. The options designed to mitigate the detrimental effects on the Company from a strengthening of the U.S. dollar in the third quarter of fiscal 2000 were sold or expired worthless during the third quarter of fiscal 2000, at a net gain of $0.9 million. The remaining contracts with a notional value of $15.9 million remained in place at June 30, 2000.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000
COMPARED TO THE QUARTER ENDED JUNE 30, 1999

     NET SALES.

                                     FISCAL         FISCAL        DOLLAR       PERCENT
NET SALES: (IN THOUSANDS)             1999           2000         CHANGE       CHANGE
-------------------------             ----           ----         ------       ------
LABORATORY BUSINESS:
  Labware and Life Sciences        $ 70,682        $ 86,810      $ 16,128        22.8%
  Clinical and Industrial            45,370          50,270         4,900        10.8%
  Diagnostics and Microbiology       42,918          50,636         7,718        18.0%
  Laboratory Equipment               24,554          24,313          (241)       (1.0)%
                                   --------        --------      ----------      -----
    Subtotal Laboratory Business    183,524         212,029        28,505        15.5%
DENTAL BUSINESS:
  Professional Dental                48,311          53,451         5,140        10.6%
  Orthodontics                       42,059          44,270         2,211         5.3%
  Infection Control Products          6,157           7,265         1,108        18.0%
                                  ---------       ---------      --------        ----
    Subtotal Dental Business         96,527         104,986         8,459         8.8%
                                   --------         -------      --------       -----
Total Net Sales                    $280,051        $317,015      $ 36,964        13.2%
                                    =======         =======       =======        ====

    Overall Company. Net sales for the third quarter of fiscal 2000, the period ended June 30, 2000, increased by $37.0 million or 13.2% from the corresponding fiscal 1999 quarter. Net sales for the Laboratory Business increased by $28.5 million in the third quarter of fiscal 2000, an increase of 15.5% from the Laboratory Business's net sales in the corresponding fiscal 1999 quarter. Net sales for the Dental Business increased by $8.5 million in the third quarter of fiscal 2000, an increase of 8.8% from the Dental Business's net sales in the corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $15.5 million), (b) increased net sales of new products (approximately $0.7 million) and (c) increased net sales of existing products (approximately $0.5 million). Increased net sales were partially offset by: (a) unfavorable foreign currency fluctuations (approximately $0.4 million) and (b) price decreases (approximately $0.2 million). Net sales were also negatively impacted by the previously discussed OEM and distributor softness.

    Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $7.3 million) and (b) price increases (approximately $0.7 million). Increased net sales were partially offset by: (a) decreased net sales of existing products (approximately $2.5 million) and (b) unfavorable foreign currency fluctuations (approximately $0.6 million).

    Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies net of discontinued products (approximately $6.2 million),
(b) increased net sales of new products (approximately $1.9 million) and (c) price increases (approximately $0.9 million). Increased net sales were partially offset by: (a) decreased net sales of existing products (approximately $1.2 million) and (b) unfavorable foreign currency fluctuations (approximately $0.1 million). Net sales were also negatively impacted by the previously discussed OEM and distributor softness.

     Laboratory Equipment. Decreased net sales in the Laboratory Equipment segment resulted primarily from: (a) decreased net sales of discontinued product lines (approximately $0.6 million) and (b) decreased net sales of existing products (approximately $0.5 million). Decreased net sales were partially offset by: (a) increased net sales of new products (approximately $0.5 million) and (b) price increases (approximately $0.4 million).

    Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased net sales of new products (approximately $9.4 million) and (b) net sales of products from an acquired company (approximately ($0.9 million). Increased net sales were partially offset by: (a) a decrease in existing product net sales (approximately $4.2 million) and (b) unfavorable foreign currency fluctuations (approximately $1.0 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of new products (approximately $3.1 million) and (b) net sales of products from an acquired company (approximately $1.4 million). Increased net sales were partially offset by: (a) unfavorable foreign currency fluctuations (approximately $1.2 million) and (b) decreased net sales of existing products (approximately $1.1 million).

     Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from: (a) net sales of products of an acquired company (approximately $1.0 million) and (b) increased net sales of existing products (approximately $ 0.1 million).

    GROSS PROFIT.

                                      FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR      PERCENT
GROSS PROFIT: (IN THOUSANDS)           1999         SALES         2000        SALES         CHANGE       CHANGE
----------------------------           ----         -----         ----        -----         ------       ------
LABORATORY BUSINESS:
  Labware and Life Sciences          $ 36,590       51.8%      $ 45,919        52.9%       $  9,329        25.5%
  Clinical and Industrial              19,567       43.1%        22,124        44.0%          2,557        13.1%
  Diagnostics and Microbiology         21,667       50.5%        27,200        53.7%          5,533        25.5%
  Laboratory Equipment                 10,283       41.9%        10,166        41.8%           (117)       (1.1)%
                                     --------       ----       --------        ----        --------        -----
    Subtotal Laboratory Business       88,107       48.0%       105,409        49.7%         17,302        19.6%
DENTAL BUSINESS:
  Professional Dental                  27,036       56.0%        30,335        56.8%          3,299        12.2%

  Orthodontics                         26,934       64.0%        26,636        60.2%           (298)       (1.1)%
  Infection Control Products            3,338       54.2%         3,672        50.5%            334        10.0%
                                      -------       ----        -------        ----         -------       -----
    Subtotal Dental Business           57,308       59.4%        60,643        57.8%          3,335         5.8%
                                      -------       ----        -------        ----         -------       -----
Total Gross Profit                   $145,415       51.9%      $166,052        52.4%       $ 20,637        14.2%
                                      =======       ====        =======        ====         =======       =====

    Overall Company. Gross profit for the quarter ended June 30, 2000 increased by $20.6 million or 14.2% from the corresponding fiscal 1999 period. Gross profit for the Laboratory Business increased by $17.3 million in the third quarter of fiscal 2000, an increase of 19.6% from the Laboratory Business's gross profit in the corresponding fiscal 1999 quarter. Gross profit for the Dental Business increased by $3.3 million in the third quarter of fiscal 2000, an increase of 5.8% from the Dental Business's gross profit in the corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $8.4 million), (b) a favorable product mix (approximately $2.1 million) and (c) increased volume (approximately $1.5 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $1.4 million), (b) inventory valuation adjustments (approximately $0.7 million), (c) unfavorable foreign currency fluctuations (approximately $
0.4 million) and (d) price decreases (approximately $0.2 million). Gross profit was also negatively impacted by the previously discussed OEM and distributor softness.

    Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $2.6 million), (b) price increases (approximately $0.7 million), (c) an improved product mix (approximately $ 0.3 million) and (d) inventory valuation adjustments (approximately $0.3 million). Increased gross profit was partially offset by: (a) decreased volume (approximately $ 0.7 million), (b) increased manufacturing overhead (approximately $ 0.5 million) and
(c) unfavorable foreign currency fluctuations (approximately $0.1 million).

    Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies net of discontinued product lines (approximately $3.4 million), (b) a favorable product mix (approximately $1.0 million), (c) price increases (approximately $0.9 million), (d) increased volume (approximately $0.8 million) and (e) decreased manufacturing overhead (approximately $0.6 million). Increased gross profit was partially offset by: (a) inventory adjustments (approximately $1.0 million) and (b) unfavorable currency fluctuations (approximately $0.2 million). Gross profit was also negatively impacted by the previously discussed OEM and distributor softness.

     Laboratory Equipment. Decreased gross profit resulted primarily from: (a) inventory valuation adjustments (approximately $0.6 million) and (b) decreased volume (approximately $0.4 million). Decreased gross profit was partially offset by: (a) price increases (approximately $0.4 million), (b) decreased manufacturing overhead (approximately $0.4 million), and (c) product mix (approximately $0.1 million).

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $3.0 million), (b) a favorable product mix (approximately $0.9 million), (c) the effects of an acquired company (approximately $0.8 million) and (d) inventory valuation adjustments (approximately $0.1 million). Increased gross profit was partially offset by: (a)
increased manufacturing costs (approximately $1.0 million) and (b) unfavorable foreign currency fluctuations (approximately $0.5 million).

    Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) increased manufacturing costs (approximately $3.0 million) and (b) unfavorable foreign currency fluctuations (approximately $1.2 million). Decreased gross profit was partially offset by: (a) a favorable product mix (approximately $2.0 million), (b) increased volume (approximately $1.3 million),
(c) the effects of an acquired company (approximately $0.4 million) and (d) inventory valuation adjustments (approximately $0.2 million).

    Infection Control Products. Increased gross profit in the Infection Control Products segment resulted primarily from: (a) effects of an acquired company (approximately $0.7 million) and (b) increased volume (approximately $0.1 million). Increased gross profit was partially offset by: (a) decreased manufacturing costs (approximately $0.2 million), (b) an unfavorable product mix (approximately $0.2 million) and (c) inventory valuation adjustments (approximately $0.1 million). Gross margins in the Infection Control Products segment were negatively impacted by costs associated with issues relating to the FDA inspection of Metrex Research, Inc.'s Parker, Colorado facility.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SELLING GENERAL AND ADMINISTRATIVE
----------------------------------                PERCENT OF                PERCENT OF     DOLLAR      PERCENT
EXPENSES: (IN THOUSANDS)               1999         SALES        2000         SALES        CHANGE      CHANGE
-----------------------------          ----         -----        ----         -----        ------      ------
LABORATORY BUSINESS:
  Labware and Life Sciences          $ 18,031        25.5%    $ 25,096         28.9%     $  7,065        39.2%
  Clinical and Industrial               7,749        17.1%       8,800         17.5%        1,051        13.6%
  Diagnostics and Microbiology         11,100        25.9%      13,736         27.1%        2,636        23.7%
  Laboratory Equipment                  4,980        20.3%       4,806         19.8%         (174)       (3.5)%
                                     --------        ----     --------         ----      --------       ------
    Subtotal Laboratory Business       41,860        22.8%      52,438         24.7%       10,578        25.3%
DENTAL BUSINESS:
  Professional Dental                  14,836        30.7%      15,821         29.6%          985         6.6%
  Orthodontics                         13,908        33.1%      16,033         36.2%        2,125        15.3%
  Infection Control Products            2,576        41.8%       2,966         40.8%          390        15.1%
                                     --------        ----     --------         ----      ---------       -----
    Subtotal Dental Business           31,320        32.4%      34,820         33.2%        3,500        11.2%
Corporate Office                        3,605        N/A         2,307         N/A         (1,298)      (36.0)%
                                     --------        ----     --------         ----       -------        -----
Total Selling General and
  Administrative Expenses            $ 76,785        27.4%    $ 89,565         28.3%     $ 12,780        16.6%
                                      =======        ====      =======         ====       =======        ====

    Overall Company. Selling, general and administrative expenses for the quarter ended June 30, 2000 increased by $12.8 million or 16.6% from the corresponding fiscal 1999 quarter. Selling, general and administrative expenses for the Laboratory Business increased by $10.6 million in the third quarter of fiscal 2000, an increase of 25.3% from the Laboratory Business's corresponding fiscal 1999 quarter. Selling, general and administrative expenses for the Dental Business increased by $3.5 million in the third quarter of fiscal 2000, an increase of 11.2% from the Dental Business's corresponding fiscal 1999 quarter. Selling, general and administrative expenses at the corporate office decreased by $1.3 million in the third quarter of fiscal 2000, a decrease of 36.0% from the corporate office's corresponding fiscal 1999 quarter.

    Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $4.9 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.7 million),
(c) increased general and administrative expenses (approximately $0.4 million) and (d) increased selling and marketing expenses (approximately $0.3 million). The increased selling, general and administrative expenses were partially offset by the non-recurring 1999 Special Charges (approximately $0.2 million).

    Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $1.1 million), (b) increased selling and marketing expenses (approximately $0.6 million) and (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.2 million). Increased selling, general and administrative expenses were partially offset by:
(a) decreased general and administrative expenses (approximately $0.7 million) and (b) favorable foreign currency fluctuations (approximately $0.1 million).

    Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from:
(a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $1.7 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.4 million), and (c) increased selling and marketing expense (approximately $0.4 million). Increased selling, general and administrative expenses were partially offset by:
(a) decreased general and administrative expenses (approximately $0.7 million) and (b) favorable foreign currency fluctuations (approximately $0.2 million).

    Laboratory Equipment. Decreased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) decreased general and administrative expenses (approximately $0.2 million), (b) decreased selling and marketing expenses (approximately $0.1 million), and (c) the non-recurring 1999 Special Charges (approximately $0.1 million). Decreased selling, general and administrative expenses were partially offset by: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $0.1 million) and (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.1 million).

    Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses (approximately $0.6 million), (b) unfavorable foreign currency fluctuations (approximately $0.3 million), (c) increased research and development expenses (approximately $0.1 million), and
(d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.1 million). Increased selling, general and administrative expenses were partially offset by decreased sales and marketing expenses (approximately $0.1 million).

    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) a 1999 non-recurring reversal of 1999 Special Charges (approximately $1.2 million), (b) increased sales and marketing expenses (approximately $0.6 million), (c) increased general and administrative expenses (approximately $0.4 million), and (d) general and administrative expenses as a result of acquired companies (approximately $0.3 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by decreased research and development expenses (approximately $0.4 million).

    Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of an acquired company (approximately $0.2 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.1 million), and (c) increased selling and marketing expenses (approximately $0.1 million).

    Corporate Office. Decreased selling, general and administrative expenses at the corporate office resulted primarily from a decrease in employee compensation primarily related to fiscal 2000 bonus accruals (approximately $1.3 million).




    OPERATING INCOME.

                                                  PERCENT OF                PERCENT OF      DOLLAR      PERCENT
OPERATING INCOME: (IN THOUSANDS)       1999         SALES         2000        SALES         CHANGE       CHANGE
--------------------------------       ----         -----         ----        -----         ------       ------
LABORATORY BUSINESS:
  Labware and Life Sciences          $ 18,559        26.3%      $ 20,823       24.0%     $  2,264         12.2%
  Clinical and Industrial              11,818        26.0%        13,324       26.5%        1,506         12.7%
  Diagnostics and Microbiology         10,567        24.6%        13,464       26.6%        2,897         27.4%
  Laboratory Equipment                  5,303        21.6%         5,360       22.0%           57          1.1%
                                     --------        ----        -------       ----       -------        -----
    Subtotal Laboratory Business       46,247        25.2%        52,971       25.0%        6,724         14.5%
DENTAL BUSINESS:
  Professional Dental                  12,200        25.3%        14,514       27.2%        2,314          19.0%
  Orthodontics                         13,026        31.0%        10,603       24.0%       (2,423)        (18.6)%
  Infection Control Products              762        12.4%           706        9.7%          (56)         (7.3)%
                                     --------        ----        -------       ----       -------        -----
    Subtotal Dental Business           25,988        26.9%        25,823       24.6%         (165)         (0.6)%
                                                                                                          -----
Corporate Office                       (3,605)        N/A         (2,307)       N/A         1,298         (36.0)%
                                     --------        ----        -------       ----        -------        -----
Total Operating Income               $ 68,630        24.5%      $ 76,487       24.1%      $ 7,857          11.4%
                                     ========        ====        =======       ====        =======        =====

    As a result of the foregoing, operating income in the third quarter of fiscal 2000 increased by 11.4% or $7.9 million over operating income in the corresponding quarter of fiscal 1999.

    INTEREST EXPENSE.

    Interest expense was $18.8 million in the third quarter of fiscal 2000, an increase of $5.0 million from the corresponding fiscal 1999 quarter. The increase resulted from a higher average debt balance in 2000, resulting primarily from funding acquisitions, an increase in average interest rates primarily due to an increase in the average Eurodollar Rate and the addition of a Term B Loan in July 1999 that increased availability under the Revolving Credit Facility by $300 million. The Term B Loan bears interest at 1.25% higher than the Revolving Credit Facility.

    INCOME TAXES.

    Taxes on income before an extraordinary item in the third quarter of fiscal 2000 were $22.9 million, an increase of $1.4 million from the corresponding 1999 quarter. The increase resulted primarily from increased taxable earnings.

    INCOME BEFORE EXTRAORDINARY ITEM.

    As a result of the foregoing we had net income from continuing operations of $35.2 million in the third quarter of fiscal 2000, as compared to $33.3 million in the corresponding 1999 period.

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

    NET INCOME.

    As a result of the foregoing, we had net income of $35.2 million in the third quarter of fiscal 2000, as compared to net income of $32.5 million in the corresponding 1999 period.

    DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $3.7 million in the third quarter of fiscal 2000 due to additional depreciation and amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.

FIRST NINE MONTHS ENDED JUNE 30, 2000
COMPARED TO THE FIRST NINE MONTHS ENDED JUNE 30, 1999

    NET SALES.

                                     FISCAL         FISCAL        DOLLAR       PERCENT
NET SALES: (IN THOUSANDS)             1999           2000         CHANGE       CHANGE
-------------------------             ----           ----         ------       ------
LABORATORY BUSINESS:
  Labware and Life Sciences       $ 192,599       $ 252,292      $ 59,693        31.0%

  Clinical and Industrial           129,784         156,847        27,063        20.9%
  Diagnostics and Microbiology      119,841         154,431        34,590        28.9%
  Laboratory Equipment               73,118          71,416        (1,702)       (2.3)%
                                   --------        --------      --------       -----
    Subtotal Laboratory Business    515,342         634,986       119,644        23.2%
DENTAL BUSINESS:
  Professional Dental               140,303         156,273        15,970        11.4%
  Orthodontics                      127,009         131,030         4,021         3.2%
  Infection Control Products         17,744          19,362         1,618         9.1%
                                   --------        --------     ---------       -----
    Subtotal Dental Business        285,056         306,665        21,609         7.6%
                                   --------        --------     ---------       -----
Total Net Sales                    $800,398        $941,651      $141,253        17.6%
                                   ========        ========     =========       =====

    Overall Company. Net sales for the nine months ended June 30, 2000 increased by $141.3 million or 17.6% from the corresponding fiscal 1999 period. Net sales for the Laboratory Business increased by $119.6 million in the first nine months of fiscal 2000, an increase of 23.2% from the Laboratory Business's net sales in the corresponding fiscal 1999 period. Net sales for the Dental Business increased by $21.6 million in the first nine months of fiscal 2000, an increase of 7.6% from the Dental Business's net sales in the corresponding fiscal 1999 period.

    Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $48.9 million), (b) increased net sales of existing products (approximately $11.0 million) and (c) increased net sales of new products (approximately $1.5 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $1.7 million). Net sales were also negatively impacted by the previously discussed OEM and distributor softness.

    Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $22.0 million), (b) price increases (approximately $3.6 million), and (c) increased net sales of existing products (approximately $3.4 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $1.9 million).

    Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies net of discontinued products (approximately $26.0 million),
(b) increased net sales of existing products (approximately $5.0 million), (c) increased net sales of new products (approximately $2.9 million) and (d) price increases (approximately $0.8 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately
$0.1 million). Net sales were also negatively impacted by the previously discussed OEM and distributor softness.

    Laboratory Equipment. Decreased net sales in the Laboratory Equipment segment resulted primarily from decreased net sales of existing products primarily related to the constant temperature business, ovens and incubators (approximately $3.6 million) and (b) unfavorable foreign currency fluctuations (approximately $0.1 million). The constant temperature business is expected to continue to undergo pressure due to the large number of competing companies in the marketplace. Decreased net sales were partially offset by: (a) increased net sales of new products (approximately $1.1 million) and (b) price increases (approximately $0.9 million).

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased net sales of new products (approximately $22.6 million), and (b) net sales of products of acquired companies net of discontinued products (approximately $0.8 million). Increased net sales were partially offset by: (a) decreased net sales of existing products (approximately $5.2 million) and (b) unfavorable foreign currency fluctuations (approximately $2.2 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of new products (approximately $6.2 million) and (b) increased net sales of products of an acquired company (approximately $3.4 million). Increased net sales were partially offset by: (a) unfavorable foreign currency fluctuations (approximately $3.5 million) and (b) decreased net sales of existing products (approximately $2.1 million).

    Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from net sales of products of an acquired company (approximately $3.0 million) partially offset by decreased net sales of existing products due to product life cycle maturities and from a voluntary suspension of sales of certain products as the result of issues raised by an FDA inspection of Metrex Research, Inc.'s Parker, Colorado facility. The impact of the action was mitigated by Metrex's ability to supply substitute products to its customers (approximately $1.4 million).


    GROSS PROFIT.

                                      FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR      PERCENT
GROSS PROFIT: (IN THOUSANDS)           1999         SALES         2000        SALES         CHANGE       CHANGE
----------------------------           ----         -----         ----        -----         ------       ------
LABORATORY BUSINESS:
  Labware and Life Sciences          $ 98,575       51.2%     $ 131,942        52.3%       $ 33,367        33.8%
  Clinical and Industrial              54,674       42.1%        67,034        42.7%         12,360        22.6%
  Diagnostics and Microbiology         61,158       51.0%        83,633        54.2%         22,475        36.7%
  Laboratory Equipment                 30,414       41.6%        30,056        42.1%           (358)       (1.2)%
                                     --------       ----       --------        ----        --------        ----
    Subtotal Laboratory Business      244,821       47.5%       312,665        49.2%         67,844        27.7%
DENTAL BUSINESS:
  Professional Dental                  78,456       55.9%        88,921        56.9%         10,465        13.3%
  Orthodontics                         79,574       62.7%        80,236        61.2%            662         0.8%
  Infection Control Products            9,729       54.8%         9,295        48.0%           (434)       (4.5)%
                                    ---------       ----       --------        ----        --------        ----
    Subtotal Dental Business          167,759       58.9%       178,452        58.2%         10,693         6.4%
                                      -------       ----       --------        ----        --------        ----
Total Gross Profit                   $412,580       51.5%     $ 491,117        52.2%       $ 78,537        19.0%
                                      =======       ====       ========        ====         =======        ====

    Overall Company. Gross profit for the nine months ended June 30, 2000 increased by $78.5 million or 19.0% from the corresponding fiscal 1999 period. Gross profit for the Laboratory Business increased by $67.8 million in the first nine months of fiscal 2000, an increase of 27.7% from the Laboratory Business's gross profit in the corresponding fiscal 1999 period. Gross profit for the Dental Business increased by $10.7 million in the first nine months of fiscal 2000, an increase of 6.4% from the Dental Business's gross profit in the corresponding fiscal 1999 period.

    Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $26.6 million), (b) increased volume (approximately $6.7 million), (c) a favorable product mix (approximately $4.3 million), (d) inventory valuation adjustments (approximately $0.5 million) and (e) favorable foreign currency fluctuations (approximately $0.6 million). Increased gross profit was partially offset by increased manufacturing overhead (approximately $5.3 million). Gross profit was also negatively impacted by the previously discussed OEM and distributor softness.


    Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $8.2 million), (b) price increases (approximately $3.6 million), (c) an improved product mix (approximately $3.0 million), (d) increased volume (approximately $1.5 million) and (e) inventory valuation adjustments (approximately $0.5 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $4.1 million) and
(b) unfavorable effects of foreign currency fluctuations (approximately $0.3 million).

    Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies net of discontinued product lines (approximately $16.8 million), (b) a favorable product mix (approximately $3.9 million), (c) increased volume (approximately $3.4 million) and (d) price increases (approximately $0.8 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $2.1 million), (b) unfavorable effects of foreign currency fluctuations (approximately $0.2 million) and (c) inventory valuation adjustments (approximately $0.1 million). Gross profit was also negatively impacted by the previously discussed OEM and distributor softness.

    Laboratory Equipment. Decreased gross profit in the Laboratory Equipment segment resulted primarily from: (a) reduced volume (approximately $1.2 million) and (b) inventory valuation adjustments (approximately $0.7 million). Decreased gross profit was partially offset by: (a) price increases (approximately $0.8 million), (b) decreased manufacturing overhead (approximately $0.3 million), (c) an improved product mix (approximately $0.3 million), and (d) the effects of acquired companies (approximately $0.1 million).

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $10.3 million), (b) a favorable product mix (approximately $2.3 million) and (c) the effects of an acquired company net of discontinued product lines (approximately $0.7 million). Increased gross profit was partially offset by: (a) increased manufacturing costs (approximately $1.7 million), (b) unfavorable foreign currency fluctuations (approximately $0.8 million) and (c) inventory valuation adjustments (approximately $0.3 million).

    Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) a favorable product mix (approximately $4.7 million), (b) increased volume (approximately $2.7 million) and (c) the effects of an acquired company (approximately $1.0 million). Increased gross profit was partially offset by: (a) increased manufacturing costs (approximately $3.7 million), (b) unfavorable foreign currency fluctuations (approximately $3.4 million) and (c) inventory valuation adjustments (approximately $0.6 million).

    Infection Control Products. Decreased gross profit in the Infection Control Products segment resulted primarily from: (a) decreased volume (approximately $0.8 million), (b) increased manufacturing costs (approximately $0.7 million),
(c) costs associated with the product recall referred to above, including the write-off of inventory (approximately $0.6 million), (d) product mix (approximately $0.2 million) and (e) inventory valuation adjustments (approximately $0.1 million). Decreased gross profit was partially offset by: the effects of an acquired company (approximately $2.0 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SELLING GENERAL AND ADMINISTRATIVE
----------------------------------                PERCENT OF                PERCENT OF     DOLLAR      PERCENT
EXPENSES: (IN THOUSANDS)               1999         SALES        2000         SALES        CHANGE      CHANGE
-----------------------------          ----         -----        ----         -----        ------      ------
LABORATORY BUSINESS:
  Labware and Life Sciences          $ 49,867        25.9%    $ 72,074         28.6%     $ 22,207        44.5%
  Clinical and Industrial              22,278        17.2%      26,995         17.2%        4,717        21.2%
  Diagnostics and Microbiology         30,837        25.7%      42,598         27.6%       11,761        38.1%
  Laboratory Equipment                 15,294        20.9%      15,168         21.2%         (126)       (0.8)%
                                     --------        ----     --------         ----      --------        ----
    Subtotal Laboratory Business      118,276        23.0%     156,835         24.7%       38,559        32.6%
DENTAL BUSINESS:
  Professional Dental                  46,438        33.1%      44,800         28.7%       (1,638)       (3.5)%
  Orthodontics                         42,538        33.5%      46,011         35.1%        3,473         8.2%
  Infection Control Products            7,308        41.2%       7,937         41.0%          629         8.6%
                                     --------        ----     --------         ----      --------        ----
    Subtotal Dental Business           96,284        33.8%      98,748         32.2%        2,464         2.6%
Corporate Office                        8,011         N/A        8,588          N/A           577         7.2%
                                     --------        ----     --------         ----      --------        ----
Total Selling General and
  Administrative Expenses           $ 222,571        27.8%    $264,171         28.1%     $ 41,600        18.7%
                                     ========        ====     ========         ====      ========        ====

    Overall Company. Selling, general and administrative expenses for the nine months ended June 30, 2000 increased by $41.6 million or 18.7% from the corresponding fiscal 1999 period. Selling, general and administrative expenses for the Laboratory Business increased by $38.6 million in the first nine months of fiscal 2000, an increase of 32.6% from the Laboratory Business's corresponding fiscal 1999 period. Selling, general and administrative expenses for the Dental Business increased by $2.5 million in the first nine months of fiscal 2000, an increase of 2.6% from the Dental Business's corresponding fiscal 1999 period. Selling, general and administrative expenses at the corporate office increased by $0.6 million in the first nine months of fiscal 2000, an increase of 7.2% from the corporate office's corresponding fiscal 1999 period.

    Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $15.0 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $4.4 million),
(c) increased selling and marketing expenses (approximately $1.6 million) and
(d) increased general and administrative expenses (approximately $1.5 million). Increased selling, general and administrative expenses were partially offset by:
(a) favorable foreign currency fluctuations (approximately $0.2 million) and (b) the non-recurring 1999 special charges (approximately $0.1 million).

    Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $3.8 million), (b) increased selling and marketing expenses (approximately $1.2 million) and (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.7 million). Increased selling, general and administrative expenses were partially offset by:
(a) decreased general and administrative expenses (approximately $0.7 million) and (b) favorable foreign currency fluctuations (approximately $0.3 million).

    Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from:
(a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $7.2 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $3.9 million) and (c) increased selling and marketing expenses (approximately $1.6 million). Increased selling, general and administrative expenses were partially offset by : (a) decreased general and administrative expenses (approximately $0.6 million), (b) favorable foreign currency fluctuations (approximately $0.2 million), and (c) decreased research and development expenses (approximately $0.1 million).

    Laboratory Equipment. Decreased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) decreased selling and marketing expenses (approximately $0.6 million) and (b) decreased general and administrative expenses (approximately $0.2 million). Decreased selling, general and administrative expenses were partially offset by: (a) increased research and development expenses (approximately $0.4 million), (b) increased selling, general and administrative expense as a result of acquisitions (approximately $0.2 million), and (c) increased amortization of intangibles primarily as a result of acquired businesses (approximately $0.1 million).

    Professional Dental. Decreased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) the non-recurring 1999 Special Charges (approximately $2.0 million) and (b) decreased selling and marketing expenses (approximately $0.6 million). Decreased selling, general and administrative expenses in the Professional Dental segment were partially offset by: (a) unfavorable foreign currency fluctuations (approximately $0.5 million), (b) increased general and administrative expenses (approximately $0.3 million), and (c) increased amortization of intangibles primarily as a result of an acquisition (approximately $0.2 million).

    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.9 million), (b) a non-recurring 1999 reversal of special charges (approximately $1.2 million), (c) increased selling, general and administrative expenses as a result of acquired companies (approximately $0.9 million), (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.4 million), (e) increased selling and marketing expenses (approximately $0.2 million) and (f) unfavorable foreign currency fluctuations (approximately $0.1 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by (a) decreased research and development expenses (approximately $0.7 million) and (b) the non-recurring 1999 Special Charges (approximately $0.5 million).

    Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired companies (approximately $0.4 million) and (b) amortization of intangibles primarily from acquired businesses (approximately $0.3 million). Increased selling, general and administrative expenses were partially offset by decreased selling and marketing expenses (approximately $0.1 million).

    Corporate Office. Increased selling, general and administrative expenses at the corporate office resulted primarily from: (a) an increase in legal expense and professional fees (approximately $1.9 million) partially offset by a reduction in employee compensation and benefits (approximately $1.3 million).

    OPERATING INCOME.

                                                  PERCENT OF                PERCENT OF     DOLLAR      PERCENT
OPERATING INCOME: (IN THOUSANDS)       1999         SALES         2000        SALES        CHANGE       CHANGE
--------------------------------       ----         -----         ----        -----        ------       ------
LABORATORY BUSINESS:
  Labware and Life Sciences         $  48,708        25.3%     $   59,868      23.7%     $ 11,160         22.9%
  Clinical and Industrial              32,396        25.0%         40,039      25.5%        7,643         23.6%
  Diagnostics and Microbiology         30,321        25.3%         41,035      26.6%       10,714         35.3%
  Laboratory Equipment                 15,120        20.7%         14,888      20.8%         (232)        (1.5)%
                                     --------        ----      ----------      ----       -------         -----
    Subtotal Laboratory Business      126,545        24.6%        155,830      24.5%       29,285         23.1%
DENTAL BUSINESS:
  Professional Dental                  32,018        22.8%         44,121      28.2%       12,103         37.8%
  Orthodontics                         37,036        29.2%         34,225      26.1%       (2,811)        (7.6)%
  Infection Control Products            2,421        13.6%          1,358       7.0%       (1,063)       (43.9)%
                                     --------        ----      ----------      ----       -------         -----
    Subtotal Dental Business           71,475        25.1%         79,704      26.0%        8,229         11.5%
Corporate Office                       (8,011)        N/A          (8,588)      0.0%         (577)         7.2%
                                     --------        ----      ----------      ----       -------         -----
Total Operating Income               $190,009        23.7%     $  226,946      24.1%     $ 36,937         19.4%
                                     ========        ====      ==========      ====       =======         =====

    As a result of the foregoing, operating income in the first nine months of fiscal 2000 increased by 19.4% or $36.9 million over operating income in the corresponding fiscal 1999 period.

    INTEREST EXPENSE.

    Interest expense was $55.0 million in the first nine months of fiscal 2000, an increase of $13.1 million from the corresponding fiscal 1999 period. The increase resulted from a higher average debt balance in 2000, resulting primarily from funding acquisitions (partially offset by the application of proceeds from the sale of Nalge Process Technologies Group, Inc. ("NPT") in March 1999), an increase in average interest rates primarily due to an increase in the Eurodollar Rate and the addition of a Term B Loan in July 1999.

    INCOME TAXES.

    Taxes on income from continuing operations in the first nine months of fiscal 2000 were $68.2 million, an increase of $10.1 million from the corresponding 1999 period. The increase resulted primarily from increased taxable earnings.

    INCOME FROM CONTINUING OPERATIONS.

    As a result of the foregoing we had net income from continuing operations of $104.6 million in the first nine months of fiscal 2000, as compared to $89.2 million in the corresponding 1999 period.

    DISCONTINUED OPERATIONS.

    Income from discontinued operations was $0.1 million in the first nine months of fiscal 1999. The 1999 discontinued operations resulted from the operating results of NPT.

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

    NET INCOME.

    As a result of the foregoing, we had net income of $104.6 million in the first nine months of fiscal 2000, as compared to net income of $107.3 million in the corresponding 1999 period.


    DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $11.8 million in the first nine months of fiscal 2000 due to additional depreciation and amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         General

    As a result of the acquisition of Sybron's predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and other intangible assets increased by approximately $46.5 million and $159.6 million in the third quarter and first nine months of fiscal 2000, respectively, primarily as a result of continued acquisition activity. We believe, therefore, that Adjusted EBITDA represents the more appropriate measure of our ability to internally fund our capital requirements.


    Approximately $107.3 million of cash was generated from operating activities in the first nine months of fiscal 2000, an increase of $9.8 million or 10.0%, from the corresponding 1999 period. Increased cash flow from operating activities resulted primarily from an increase in Adjusted EBITDA (approximately $48.7 million) partially offset by increases in other net assets (approximately $21.5 million), an increase in interest paid (approximately $9.4 million), and an increase in taxes paid (approximately $8.0 million). Approximately $178.9 million of cash was used in investing activities in the first nine months of fiscal 2000, an increase of $54.0 million, or 43.2%, from the corresponding 1999 period. Increased investing activities resulted primarily from the proceeds of the sale of NPT on March 31, 1999 net of a refund of $2.6 million in the first nine months of fiscal 2000 (approximately $88.4 million) and an increase in capital expenditures (approximately $9.9 million), partially offset by a decrease in acquisitions (approximately $44.3 million). Approximately $75.9 million of cash was provided from financing activities, primarily from the Company's existing Credit Facilities (approximately $70.2 million), payments received from the exercise of employee stock options (approximately $12.5 million) and a refund of collateral under a securities loan agreement (approximately $1.9 million), partially offset by repayments of other financing sources (approximately $8.7 million). With respect to the 1998 restructuring charge of approximately $24.0 million, of which approximately $11.7 million represents cash expenditures, as of June 30, 2000, we have made cash payments of approximately $10.2 million. The Company expects to make future cash payments of approximately $0.2 million in fiscal 2000 and approximately $1.3 million in fiscal 2001 and beyond.

         Current Credit Facilities

    Our current credit agreement with The Chase Manhattan Bank ("Chase") and certain other lenders, as amended (the "Credit Agreement"), provides for three separate credit facilities. These are comprised of a tranche A term loan facility (the "Tranche A Term Loan Facility"), a tranche B term loan facility (the "Tranche B Term Loan Facility"), and a revolving credit facility (the "Revolving Credit Facility", together with the Tranche A Term Loan Facility and the Tranche B Term Loan Facility, the "Credit Facilities"). The Credit Facilities at June 30, 2000 can be summarized as follows: (dollars in millions)

                                                                   Average                   Repayments       Repayment
Facility                                  Expiration Date       Interest Rate   Balance     Due In Fiscal       Amount
--------                                  ---------------       -------------   -------     -------------       ------
Tranche A Term Loan Facility(a)              July 2002              6.3%        $270.84         2001           $  52.46
                                                                                                2002             218.38
                                                                                                               --------
                                                                                                               $ 270.84
                                                                                                               ========
Tranche B Term Loan Facility                 July 2004              7.9%        $299.50         2000           $   0.25
                                                                                                2001               1.00
                                                                                                2002               1.00
                                                                                                2003             120.25
                                                                                                2004             177.00
                                                                                                               --------
                                                                                                                $299.50
                                                                                                                =======
Revolving Credit Facility                    July 2002              6.7%        $352.00         2002            $352.00
                                                                                                                =======

----------
(a) Includes interest income from swaps discussed below.

    The Tranche A Term Loan Facility and Revolving Credit Facility provide for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1% (collectively referred to as "Tranche A ABR") or (b) the adjusted interbank offered rate for eurodollar deposits ("Eurodollar Rate") plus 1/2% to 7/8% (the "Tranche A Eurodollar Rate Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined in the Credit Agreement), or (c) with respect to certain advances under the Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Revolving Credit Facility ("CAF"). The Tranche B Term Loan Facility provides for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate plus 1% to 1 1/4%, (ii) the federal funds rate plus of 1 1/2% to 1 3/4%, and
(iii) the base CD rate plus 2% to 2 1/4%, depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit, or (b) the Eurodollar Rate plus 2% to 2 1/4% depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (the "Tranche B Eurodollar Rate Margin").

         Spin-off Refinancing

    We intend to refinance the Credit Facilities in connection with the proposed Distribution. Depending on our credit rating and market conditions, we will either refinance through the bank markets or through the use of a combination of debt securities. If we receive a non-investment grade rating or public debt market conditions are not favorable, we intend to refinance through the bank markets ("Bank Refinancing"). We would expect a Bank Refinancing to be in the form of a new revolving credit facility allowing the Company to borrow up to $800 million at an estimated drawn cost of the Eurodollar Rate plus 1.0 percent. In the event that we receive an investment grade rating and debt market conditions are favorable, we may refinance through the issuance of debt securities. The current intention is to complete the refinancing simultaneously with the Distribution. The contemplated refinancing, using June 30, 2000 balances, can be summarized as follows: (In millions)

    Sources:                                                  Uses:
    --------                                                  -----
    Bank Refinancing or                                       Repay existing Credit Facilities          $941.6
    Debt Securities                       $576.6
                                                              Fees and expenses                          $10.0
                                                                                                         -----

    Contribution from Dental
    Business                              $375.0
                                          ------

    Total sources                         $951.6              Total uses                                $951.6
                                          ======                                                        ======


    The anticipated refinancing as described above is forward-looking. Our ability to complete this refinancing is subject to a number of uncertainties and contingencies, including completion of the Distribution, our ability to receive a satisfactory credit rating from each of the rating agencies, market conditions, our financial performance, and other factors. There can be no assurance that we will be able to obtain the contemplated credit facilities. In the event the Distribution is not completed, we will continue under our existing Credit Facilities.

         Interest Rate Sensitivity

    As a result of the terms of our Credit Facilities, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of June 30, 2000, the Company has eight interest rate swaps outstanding aggregating a notional amount of $383.5 million. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In fiscal 2000, the Tranche A and Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Rate Margin, which became applicable on July 29, 1999, was 2.0%. In connection with the potential refinancing, the Company will assess the level and need to continue using interest rate swaps. In the event the Company issues fixed rate debt securities, it is likely that the swaps would be sold. The swap agreement rates and durations as of June 30, 2000 are as follows:

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

         Sale/Leaseback

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

CAUTIONARY FACTORS

      This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "continue", "estimate", "expect", "goals", "objective", "outlook" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

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

- Factors affecting our ability to continue pursuing our current acquisition strategy and to be successful with that strategy, including our ability to raise capital beyond the capacity of our existing credit facilities or to use our stock for acquisitions, the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

- Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience a softness in their sales. This volatility in demand can also arise with large OEM customers to whom we sell direct. Sales to our distributors and OEM customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

- Factors affecting certain high growth industries we serve, such as consolidation in the drug discovery and diagnostics industries.

- Factors affecting our ability to profitably distribute and sell our products, including any changes in our business relationships with our principal distributors or OEM customers, competitive factors such as the entrance of additional competitors into our markets, pricing and technological competition, and risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing dental, orthodontic and laboratory technologies.

- Quarterly variations in operating results caused by a number of factors, including business and industry conditions, timing of acquisitions, distribution and OEM customer issues, and other factors listed here. All these factors make it difficult to predict operating results for any particular period.

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

- Factors relating to the impact of changing public and private health care budgets, including reimbursement by private or governmental insurance programs, which could affect demand for or pricing of our products.

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

- Unanticipated technological developments, and/or intellectual property challenges to our products that result in competitive disadvantages and create the potential for impairment of our existing assets.

- Factors affecting our operations in European countries related to the conversion from local legacy currencies to the Euro.

- Factors affecting our ability to complete the proposed spin-off of the Dental Business, including but not limited to a favorable ruling by the Internal Revenue Service regarding the tax-free nature of the transaction and market conditions favorable to completing the spin-off.

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

    As a result of these anticipated exposures, in November 1999 we entered into a series of options expiring at the end of the second, third and fourth quarters of 2000 to protect ourselves from possible detrimental effects of foreign currency fluctuations. We accomplished this by taking approximately one-fourth of the exposure in each of the foreign currencies listed above and purchasing a put option on that currency (giving us the right but not the obligation to sell the foreign currency at a predetermined rate). We purchased put options on the foreign currencies at amounts approximately equal to our quarterly exposure. The EUR and DKK options expire on a quarterly basis, at an exchange rate approximately equal to the spot exchange rate at the date of purchase for each of the respective currencies. The JPY options expire on a quarterly basis at an exchange rate approximately equal to the prior year's respective quarters actual exchange rate. In the second quarter, two of the options were sold and the third expired worthless, in aggregate netting a gain of $0.7 million. In the third quarter, two of the options were sold and the third expired worthless, in aggregate netting a gain of $0.9 million. In November 1999, we acquired the following put options:


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

INTEREST RATES

    We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar Rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar Rate loans concurrently with the rates applying to the swap agreements. At June 30, 2000 we had floating rate debt of approximately $922.3 million of which a total of $383.5 million was swapped to fixed rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In the first nine months of fiscal 2000, the Tranche A and Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Margin, which became applicable on July 29, 1999, was 2.0%. The swap agreement rates and durations as of June 30, 2000 are as follows:


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

    The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar Rate and the effect of the interest rate swaps which reduce that risk. The model assumes a) a base Eurodollar Rate of 6.75% (the "Eurodollar Base Rate") which approximates the June 30, 2000 three month Eurodollar Rate, b) the Company's floating rate debt is equal to it's June 30, 2000 floating rate debt balance of $922.3 million, c) the Company pays interest on floating rate debt equal to the Eurodollar Rate + 75 basis points,
d) the Company has interest rate swaps (including the repurchase agreement) with a notional amount of $433.5 million (equal to the notional amount of the Company's interest rate swaps at June 30, 2000), and e) the Eurodollar Rate varies by 10% of the Base Rate.


                                      INTEREST EXPENSE INCREASE FROM A 10%      INTEREST EXPENSE DECREASE FROM A 10%
ANNUAL INTEREST RATE EXPOSURE         INCREASE IN THE EURODOLLAR BASE RATE      DECREASE IN THE EURODOLLAR BASE RATE
-----------------------------         ------------------------------------      ------------------------------------

Without interest rate swaps:                         $6.2 million                       ($6.2 million)
With interest rate swaps:                            $3.3 million                       ($3.3 million)







PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS:

           See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

     (b)   REPORTS ON FORM 8-K:

         A Form 8-K dated as of April 24, 2000, was filed on April 25, 2000, to report, under Item 5, the planned spin-off of the Company's dental group. A copy of the Company's Press Release dated April 24, 2000, was filed as an exhibit.

         A Form 8-K dated as of June 26, 2000 was filed on June 26, 2000, to report, under Item 5, the expected earnings shortfall for the Company's third and fourth quarters of fiscal 2000. A copy of the Company's Press Release dated June 26, 2000, was filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SYBRON INTERNATIONAL CORPORATION
                                  (Registrant)



Date:  August 14, 2000            /s/  Dennis Brown
----------------------            -------------------------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                           INCORPORATED
EXHIBIT                                    HEREIN BY                    FILED
NUMBER          DESCRIPTION                REFERENCE TO                 HEREWITH


27              Financial Data Schedule                                    X