Form 10-Q/A
period 2000-06-30
SYBRON INTERNATIONAL CORP
filed 2000-08-22
CIK 824803

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

     -----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]

         At August 11, 2000, there were 105,182,025 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       Index                                                                     Page
-------------------------------------------                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, June 30, 2000 (unaudited)
   and September 30, 1999                                                                          2

Consolidated Statements of Income for the three and nine months
   ended June 30, 2000 (unaudited) and 1999 (unaudited)                                            3

Consolidated Statements of Shareholders' Equity for the year ended September 30,
   1999 and the nine months ended
   June 30, 2000 (unaudited)                                                                       4

Consolidated Statements of Cash Flows for the nine months ended June 30, 2000
   (unaudited) and 1999 (unaudited)                                                                5

Notes to Unaudited Consolidated Financial Statements                                               7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                     13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                38


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          41

SIGNATURES                                                                                        42

Explanatory Note. This Form 10-Q/A - Amendment No. 1 to Form 10-Q contains the full text of Sybron International Corporation's Form 10-Q for the quarter ended June 30, 2000, as amended to reflect changes in Part I, Item 1 (Financial Statements) and Part II Item 6 (Exhibits and Reports on Form 8-K). The amendment corrects of an error understating taxes payable and overstating other liabilities by $10,959,000.

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                           June 30,          September 30,
                                                                             2000                 1999
                                                                        -------------        -------------
Current assets:
   Cash and cash equivalents......................................      $     17,901         $     18,491
   Accounts receivable (less allowance for doubtful
     receivables of $5,761 and $5,676, respectively)..............           236,397              231,506
   Inventories (note 2)...........................................           231,419              203,202
   Deferred income taxes..........................................            24,999               23,339
   Prepaid expenses and other current assets......................            26,452               15,419
                                                                         -----------          -----------
       Total current assets.......................................           537,168              491,957
Available for sale security.......................................            52,150               50,900
Property, plant and equipment, net of accumulated depreciation
     of $240,385 and $212,995, respectively.......................           255,657              245,247
Intangible assets.................................................         1,155,009            1,028,081
Deferred income taxes.............................................            12,602               13,623
Other assets......................................................            10,661               13,109
                                                                         -----------          -----------
       Total assets...............................................      $  2,023,247         $  1,842,917
                                                                         ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................      $     52,349         $     62,418
   Current portion of long-term debt..............................             4,118                8,962
   Income taxes payable...........................................            21,679               23,490
   Accrued payroll and employee benefits..........................            44,261               49,006
   Deferred income taxes..........................................             3,819                3,251
   Other current liabilities (note 4).............................            31,984               44,822
                                                                         -----------          -----------
       Total current liabilities..................................           158,210              191,949
Long-term debt....................................................           972,418              875,254
Securities lending agreement......................................            52,150               50,461
Deferred income taxes.............................................            98,145               84,527
Other liabilities.................................................             9,532               15,382
Commitments and contingent liabilities
Shareholders' equity:
   Preferred Stock, $.01 par value; authorized 20,000,000 shares                   -                    -
   Common Stock, $.01 par value; authorized 250,000,000 shares,
     issued 105,182,245 and 104,023,697 shares, respectively......             1,052                1,040
   Equity Rights, 50 rights at $1.09 per right....................                 -                    -
   Additional paid-in capital.....................................           271,596              251,251
   Retained earnings..............................................           507,997              403,380
   Accumulated other comprehensive income.........................           (47,853)             (30,327)
   Treasury common stock, 220 shares at cost .....................                 -                    -
                                                                         -----------          -----------
       Total shareholders' equity.................................           732,792              625,344
                                                                         -----------          -----------
       Total liabilities and shareholders' equity.................      $  2,023,247         $  1,842,917
                                                                         ===========          ===========

    See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended                    Nine Months Ended
                                                                        June 30,                            June 30,
                                                                 2000              1999               2000              1999
                                                                 ----              ----               ----              ----
Net sales.............................................       $  317,015        $  280,051         $  941,651        $  800,398
Cost of sales:
   Cost of product sold...............................          150,809           134,476            450,058           387,322
   Depreciation of purchase accounting adjustments....              154               160                476               496
                                                             ----------        ----------         ----------        ----------
Total cost of sales...................................          150,963           134,636            450,534           387,818
                                                             ----------        ----------         ----------        ----------

Gross profit..........................................          166,052           145,415            491,117           412,580

Selling, general and administrative expenses..........           78,062            70,045            231,333           198,280
Merger, transaction and integration expense/(credit)..                -              (122)                 -             2,569
Restructuring charge reversal (note 4)................                -              (932)                 -              (932)
Depreciation and amortization of purchase
   accounting adjustments.............................           11,503             7,794             32,838            22,654
                                                             ----------        ----------         ----------        ----------

Total selling, general and administrative expenses....           89,565            76,785            264,171           222,571
                                                             ----------        ----------         ----------        ----------

Operating income......................................           76,487            68,630            226,946           190,009
Other income (expense):
   Interest expense...................................          (18,769)          (13,749)           (54,951)          (41,898)
   Amortization of deferred financing fees............             (209)              (87)              (608)             (247)
   Other, net.........................................              641                41              1,417              (592)
                                                             ----------        ----------         ----------        ----------
Income before income taxes and discontinued
   operations.........................................           58,150            54,835            172,804           147,272
Income taxes..........................................           22,932            21,491             68,187            58,098
                                                             ----------        ----------         ----------        ----------
Income from continuing operations.....................           35,218            33,344            104,617            89,174

Discontinued operations:
Income from discontinued operations (net of
   income tax expense of $80) (note 5)................                -                 -                  -               121
   Extraordinary Item:
Gain on sale of discontinued operations (less income
   tax expense/(benefit) of ($2,696) and $15,955,
   respectively) (note 5).............................                -              (838)                 -            17,958
                                                             ----------        ----------         ----------        ----------
Net income............................................       $   35,218        $   32,506         $  104,617        $  107,253
                                                             ==========        ==========         ==========        ==========

Basic earnings per common share from continuing
   operations.........................................       $      .34        $      .32         $     1.00        $      .86
Discontinued operations...............................                -                 -                  -                 -
Extraordinary item....................................                -              (.01)                 -               .18
                                                             ----------        ----------         ----------        ----------
Basic earnings per common share.......................       $      .34        $      .31         $     1.00        $     1.04
                                                             ==========        ==========         ==========        ==========


Diluted earnings per common share from continuing
   operations.........................................       $      .33        $      .31         $      .98        $      .84
Discontinued operations...............................                -                 -                  -                 -
Extraordinary item....................................                -              (.01)                 -               .17
                                                             ----------        ----------         ----------        ----------
Diluted earnings per common share.....................       $      .33        $      .30         $      .98        $     1.01
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

                                                                                                  ACCUMULATED
                                                                  ADDITIONAL                         OTHER             TOTAL
                                                   COMMON          PAID-IN        RETAINED       COMPREHENSIVE     SHAREHOLDERS'
                                                   STOCK           CAPITAL        EARNINGS           INCOME            EQUITY
                                                  --------       ------------     --------       -------------     -------------
Balance at September 30, 1998...........          $  1,029        $ 234,070       $260,833         $ (20,688)        $ 475,244
Comprehensive income:
   Net income...........................                 -                -        142,547                 -           142,547
   Translation adjustment...............                 -                -              -            (9,905)           (9,905)
   Unrealized gain on security available
     for sale...........................                 -                -              -               266               266
                                                  --------        ---------       --------         ---------         ---------
Total comprehensive income..............                 -                -        142,547            (9,639)          132,908
Shares issued in connection with the
   exercise of 1,121,421 stock options..                11           10,680              -                 -            10,691
Tax benefits related to stock options...                 -            6,501              -                 -             6,501
                                                  --------        ---------       --------         ---------         ---------
Balance at September 30, 1999...........             1,040          251,251        403,380           (30,327)          625,344
Comprehensive income:
   Net income...........................                 -                -        104,617                 -           104,617
   Translation adjustment...............                 -                -              -           (18,273)          (18,273)
   Unrealized gain on security available
     for sale...........................                 -                -              -               747               747
                                                  --------        ---------       --------         ---------         ---------
Total comprehensive income..............                 -                -        104,617           (17,526)           87,091
Shares issued in connection with the
   exercise of 1,158,548 stock options..                12           12,484              -                 -            12,496
Tax benefits related to stock options...                 -            7,861              -                 -             7,861
                                                  --------        ---------       --------         ---------         ---------
Balance at June 30, 2000................          $   1,052       $ 271,596       $507,997         $ (47,853)        $ 732,792
                                                  =========       =========       ========         =========         =========


    See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                                              June 30,
                                                                                      2000                 1999
                                                                                      ----                 ----
Cash flows from operating activities:
 Net income................................................................      $   104,617           $  107,253
 Adjustments to reconcile net income to net cash provided by operating activities:
  Gain on sale of NPT......................................................            -                  (17,958)
  Depreciation.............................................................           28,792               26,893
  Amortization.............................................................           32,698               22,805
  Loss (gain) on sale of property plant and equipment......................             (246)                   -
  Provision for losses on doubtful accounts................................              802                  108
  Inventory provisions.....................................................            1,338                  255
  Deferred income taxes....................................................           13,547               19,897
     Changes in assets and liabilities, net of effects of businesses acquired:
  Decrease (increase) in accounts receivable...............................            5,189               (3,457)
  Increase in inventories..................................................          (14,196)             (15,341)
  Decrease (increase) in prepaid expenses and other current assets.........          (10,674)               1,908
  Decrease in accounts payable.............................................          (12,693)              (3,395)
  Decrease in income taxes payable.........................................           (1,707)             (18,969)
  Increase (decrease) in accrued payroll and employee benefits.............          (12,103)                 537
  Decrease in other current liabilities...................................           (13,266)             (15,793)
  Net change in other assets and liabilities...............................          (14,771)              (7,201)
                                                                                 -----------           ----------
     Net cash provided by operating activities.............................          107,327               97,542

Cash flows from investing activities:
  Capital expenditures.....................................................          (33,482)             (23,576)
  Proceeds from sales of property, plant and equipment.....................              967                  918
  Proceeds (refund) from the sale of NPT, net of sale expenses.............           (2,600)              85,877
  Payments for businesses acquired.........................................         (143,796)            (188,121)
                                                                                 -----------           ----------
     Net cash used in investing activities.................................         (178,911)            (124,902)

Cash flows from financing activities:
  Proceeds - revolving credit facility.....................................          417,600              422,900
  Principal payments - revolving credit facility...........................         (347,400)            (328,000)
  Principal payments on long-term debt.....................................           (4,891)             (87,878)
  Receipt of collateral under securities lending agreement.................            1,869                 -
  Proceeds from the exercise of common stock options.......................           12,496                7,207
  Deferred financing fees..................................................             (197)                (146)
  Other....................................................................           (3,592)               4,133
                                                                                 -----------           ----------
     Net cash provided by financing activities.............................           75,885               18,216

Effect of exchange rate changes on cash and cash equivalents...............           (4,891)                (477)
Net decrease in cash and cash equivalents..................................             (590)              (9,621)
Cash and cash equivalents at beginning of period...........................           18,491               23,891
                                                                                 -----------           ----------
Cash and cash equivalents at end of period.................................      $    17,901           $   14,270
                                                                                 ===========           ==========


    See accompanying notes to unaudited consolidated financial statements.

                SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Nine Months Ended
                                                                                                June 30,
                                                                                      2000                 1999
                                                                                      ----                 ----
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest..................................      $    53,412           $   43,974
                                                                                 ===========           ==========
 Cash paid during the period for income taxes..............................      $    58,333           $   50,280
                                                                                 ===========           ==========
 Capital lease obligations incurred........................................      $        56           $      277
                                                                                 ===========           ==========


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

2. Inventories at June 30, 2000 and September 30, 1999 consist of the following: (In thousands)

                                                          JUNE 30,              SEPTEMBER 30,
                                                            2000                    1999
                                                            ----                    ----
      Raw materials                                     $   97,197              $   67,541
      Work-in-process                                       40,095                  39,439
      Finished goods                                       105,068                 106,010
      Excess and obsolescence reserves                      (7,981)                 (7,091)
      LIFO reserve                                          (2,960)                 (2,697)
                                                        ----------              ----------


                                                        $  231,419              $  203,202
                                                        ==========              ==========



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




                   SEVERANCE  LEASE      SHUT-DOWN  INVENTORY  FIXED                             CONTRACTUAL
                   ---------  ------     ---------- ---------- ------                            -----------
                   (A)        PAYMENTS   COSTS (B)  WRITE-OFF  ASSETS   TAX (D)    GOODWILL (E)  OBLIGATIONS
                   ---        --------   ---------  ---------- -------  ----       ------------  -----------
                              (B)                   (C)        (C)                                   (F)       OTHER      TOTAL
                              ---                   ---        ---                                   ---       -----      -----
                                                        (IN THOUSANDS)
1998
Restructuring
charge             $  8,500   $    400   $    500   $  6,400   $ 2,300  $ 700       $  2,100         $ 1,000  $ 2,100    $24,000
1998 cash
payments              3,300        100        100        --         --     --             --             400      700      4,600
1998 non-cash
charges                  --         --         --      6,400     2,300     --          2,100              --      600     11,400
                   --------   --------   --------   --------   -------  -----       --------         -------  -------    -------
September 30,
1998 balance       $  5,200   $    300   $    400    $    --   $    --  $ 700       $     --          $  600  $   800    $ 8,000

1999 cash
payments              3,400        300        400         --        --     --             --             300      400      4,800
Adjustments (a)         900         --         --         --        --     --             --              --       --        900
                   --------   --------   --------   --------   -------  -----       --------         -------  -------    -------
September 30,
1999 balance       $    900   $     --   $     --   $     --    $   --  $ 700       $     --          $  300   $  400    $ 2,300
2000 cash
payments                400         --         --         --        --     --             --             200      200        800
                   --------   --------   --------   --------   -------  -----       --------         -------  -------    -------
June 30, 2000
balance            $    500   $     --   $     --    $    --    $   --  $ 700       $     --          $  100   $  200    $ 1,500

                   ========   ========   ========   ========   =======  =====       ========         =======  =======    =======



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

     Information on these business segments is summarized on the following two pages:

                                     LABWARE     CLINICAL   DIAGNOSTICS                                 TOTAL
                                     AND LIFE      AND          AND         LABORATORY     ELIMIN-    LABORATORY   PROFESSIONAL
                                     SCIENCES   INDUSTRIAL  MICROBIOLOGY    EQUIPMENT      ATIONS      BUSINESS       DENTAL
                                     --------   ----------  ------------    ---------      ------      --------       ------
THREE MONTHS ENDED 6/30/99
Revenues:
  External customer                    70,682       45,370       42,918       24,554           --       183,524       48,311
  Intersegment                          1,443          106          201          186       (1,788)          148          279
                                       ------       ------       ------       ------       -------      -------       ------
    Total revenues                     72,125       45,476       43,119       24,740       (1,788)      183,672       48,590
                                       ======       ======       ======       ======       =======      =======       ======
Gross profit                           36,590       19,567       21,667       10,283           --        88,107       27,036
Selling, general and admin             18,031        7,749       11,100        4,980           --        41,860       14,836
Operating income                       18,559       11,818       10,567        5,303           --        46,247       12,200
THREE MONTHS ENDED 6/30/00
Revenues:
  External customer                    86,810       50,270       50,636       24,313           --       212,029       53,451
  Intersegment                            203        1,735          138          228       (2,130)          174          248
                                       ------       ------       ------       ------       -------      -------       ------
    Total revenues                     87,013       52,005       50,774       24,541       (2,130)      212,203       53,699
                                       ======       ======       ======       ======       =======      =======       ======
Gross profit                           45,919       22,124       27,200       10,166           --       105,409       30,335
Selling, general and admin             25,096        8,800       13,736        4,806           --        52,438       15,821
Operating income                       20,823       13,324       13,464        5,360           --        52,971       14,514




                                                   INFECTION                   TOTAL
                                                   CONTROL       ELIMIN-      DENTAL
                                    ORTHODONTICS   PRODUCTS      ATIONS      BUSINESS      OTHER (a)        TOTAL
                                    ------------   --------      ------      --------      ---------        -----
THREE MONTHS ENDED 6/30/99
Revenues:
  External customer                    42,059        6,157           --        96,527           --         280,051
  Intersegment                          1,140           --       (1,419)           --          (148)            --
                                       ------        -----       -------       ------        -------       -------
    Total revenues                     43,199        6,157       (1,419)       96,527          (148)       280,051
                                       ======        =====       =======      =======        =======       =======
Gross profit                           26,934        3,338           --        57,308            --        145,415
Selling, general and admin             13,908        2,576           --        31,320         3,605         76,785
Operating income                       13,026          762           --        25,988        (3,605)        68,630
THREE MONTHS ENDED 6/30/00
Revenues:
  External customer                    44,270        7,265           --       104,986            --        317,015
  Intersegment                          1,719           24       (1,991)           --          (174)            --
                                       ------        -----       -------       ------        -------       -------
    Total revenues                     45,989        7,289       (1,991)      104,986          (174)       317,015
                                       ======        =====       =======      =======        =======       =======
Gross profit                           26,636        3,672           --        60,643            --        166,052
Selling, general and admin             16,033        2,966           --        34,820         2,307         89,565
Operating income                       10,603          706           --        25,823        (2,307)        76,487



----------
(a)  Includes the elimination of intergroup and corporate office activity.

                                       LABWARE     CLINICAL    DIAGNOSTICS                              TOTAL
                                       AND LIFE      AND           AND         LABORATORY   ELIMIN-   LABORATORY   PROFESSIONAL
                                       SCIENCES   INDUSTRIAL   MICROBIOLOGY    EQUIPMENT    ATIONS     BUSINESS       DENTAL
                                       --------   ----------   ------------    ---------    ------     --------       ------
NINE MONTHS ENDED 6/30/99
Revenues:
  External customer                     192,599     129,784       119,841        73,118          --     515,342       140,303
  Intersegment                              735       4,496           286           560      (5,648)        429           475
                                        -------     -------       -------        ------      -------    -------       -------
    Total revenues                      193,334     134,280       120,127        73,678      (5,648)    515,771       140,778
                                        =======     =======       =======        ======      =======    =======       =======
Gross profit                             98,575      54,674        61,158        30,414          --     244,821        78,456
Selling, general and admin               49,867      22,278        30,837        15,294          --     118,276        46,438
Operating income                         48,708      32,396        30,321        15,120          --     126,545        32,018
NINE MONTHS ENDED 6/30/00
Revenues:
  External customer                     252,292     156,847       154,431        71,416          --     634,986       156,273
  Intersegment                              841       5,062           331           671      (6,445)        460           687
                                        -------     -------       -------        ------      -------    -------       -------
    Total revenues                      253,133     161,909       154,762        72,087      (6,445)    635,446       156,960
                                        =======     =======       =======        ======      =======    =======       =======
Gross profit                            131,942      67,034        83,633        30,056          --     312,665        88,921
Selling, general and admin               72,074      26,995        42,598        15,168          --     156,835        44,800
Operating income                         59,868      40,039        41,035        14,888          --     155,830        44,121
Segment Assets                          583,343     286,031       462,863       127,221          --   1,459,458       198,399




                                                          INFECTION                  TOTAL
                                                           CONTROL      ELIMIN-      DENTAL
                                          ORTHODONTICS    PRODUCTS      ATIONS      BUSINESS    OTHER (a)       TOTAL
                                          ------------    --------      ------      --------    ---------       -----

NINE MONTHS ENDED 6/30/99
Revenues:
  External customer                          127,009        17,744           --      285,056           --      800,398
  Intersegment                                 3,214            --       (3,689)          --         (429)          --
                                             -------        ------       -------     -------      --------     -------
    Total revenues                           130,223        17,744       (3,689)     285,056         (429)     800,398
                                             =======        ======       =======     =======      ========     =======
Gross profit                                  79,574         9,729           --      167,759           --      412,580
Selling, general and admin                    42,538         7,308           --       96,284        8,011      222,571
Operating income                              37,036         2,421           --       71,475       (8,011)     190,009
NINE MONTHS ENDED 6/30/00
Revenues:
  External customer                          131,030        19,362           --      306,665           --      941,651
  Intersegment                                 4,391            28       (5,106)          --         (460)          --
                                             -------        ------       -------     -------      --------     -------
    Total revenues                           135,421        19,390       (5,106)     306,665         (460)     941,651
                                             =======        ======       =======     =======      ========     =======
Gross profit                                  80,236         9,295           --      178,452           --      491,117
Selling, general and admin                    46,011         7,937           --       98,748        8,588      264,171
Operating income                              34,225         1,358           --       79,704       (8,588)     226,946
Segment Assets                               190,648        57,683           --      446,730      117,059    2,023,247


----------

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

                        LABORATORY BUSINESS SUBSIDIARIES

     Labware and Life Sciences                     Clinical and Industrial
     -------------------------                     -----------------------
     Matrix Technologies Corporation               Erie Scientific Company
     Nalge Nunc International Corporation          Chase Scientific Glass, Inc.
     National Scientific Company                   The Naugatuck Glass Company
     Nunc A/S                                      Richard-Allan Scientific Company
     Molecular BioProducts, Inc.                   Samco Scientific Corporation
     Robbins Scientific Corporation                Microm Laborgerate GmbH
                                                   Gerhard Menzel Glasbearbeitungswerk
                                                      GmbH & Co. K.G.
     Diagnostics and Microb iology                 Laboratory Equipment
     -----------------------------                 --------------------
     Applied Biotech, Inc.                         Barnstead Thermolyne Corporation
     Microgenics Corporation                       Lab-Line Instruments, Inc.
     Alexon-Trend, Inc.
     Remel Inc.

                          DENTAL BUSINESS SUBSIDIARIES

     Professional Dental                                            Orthodontics
     -------------------                                            ------------
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


     Infection Control Products
     --------------------------
     Metrex Research Corporation, including its Alden
         Scientific Division


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

PROPOSED SPIN-OFF OF THE DENTAL BUSINESS

         On April 24, 2000, Sybron International announced its intention to spin off its Dental Business as a separate publicly traded company. The spin-off will be effected by way of a pro rata dividend of the stock of SDS Holding Co. to the Company's shareholders (the "Distribution"). SDS Holding Co. is a newly organized Delaware subsidiary of the Company which will be renamed Sybron Dental Specialties, Inc. ("SDS") in connection with the Distribution. SDS will own and operate all of our dental group businesses, including those operated by the subsidiary currently named Sybron Dental Specialties, Inc. This subsidiary will be renamed Sybron Dental Management, Inc. ("SDM") in connection with the Distribution, and will become a wholly owned subsidiary of SDS. Following the Distribution, our shareholders will own shares in both SDS, which will then be an independent public company operating the Dental Business, and Sybron International, which will continue to operate the Company's Laboratory Business. As an independent public company, SDS's stock is expected to trade on the New York Stock Exchange ("NYSE") under the symbol "SYD". As previously announced, the Company intends to change its name to Apogent Technologies Inc. following the Distribution. The name change requires shareholder approval, which the Company will seek at its 2001 annual meeting. Once shareholders approve the name change, the Company expects its stock to trade on the NYSE under the symbol "AOT".

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000
COMPARED TO THE QUARTER ENDED JUNE 30, 1999

     NET SALES.

                                                     FISCAL         FISCAL        DOLLAR        PERCENT
            NET SALES: (IN THOUSANDS)                 1999           2000         CHANGE        CHANGE
            -------------------------                 ----           ----         ------        ------
            LABORATORY BUSINESS:
              Labware and Life Sciences            $ 70,682        $ 86,810      $ 16,128        22.8%
              Clinical and Industrial                45,370          50,270         4,900        10.8%
              Diagnostics and Microbiology           42,918          50,636         7,718        18.0%
              Laboratory Equipment                   24,554          24,313          (241)       (1.0)%
                                                   --------        --------      ---------       -----
                Subtotal Laboratory Business        183,524         212,029        28,505        15.5%
            DENTAL BUSINESS:
              Professional Dental                    48,311          53,451         5,140        10.6%
              Orthodontics                           42,059          44,270         2,211         5.3%
              Infection Control Products              6,157           7,265         1,108        18.0%
                                                   --------        --------      --------        -----
                Subtotal Dental Business             96,527         104,986         8,459         8.8%
                                                   --------        --------      --------        -----
            Total Net Sales                        $280,051        $317,015      $ 36,964        13.2%
                                                   ========        ========      ========        =====



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

     GROSS PROFIT.

                                                FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR       PERCENT
          GROSS PROFIT: (IN THOUSANDS)           1999         SALES         2000        SALES         CHANGE       CHANGE
          ----------------------------           ----         -----         ----        -----         ------       ------
          LABORATORY BUSINESS:
            Labware and Life Sciences          $ 36,590       51.8%      $ 45,919        52.9%       $  9,329        25.5%
            Clinical and Industrial              19,567       43.1%        22,124        44.0%          2,557        13.1%
            Diagnostics and Microbiology         21,667       50.5%        27,200        53.7%          5,533        25.5%
            Laboratory Equipment                 10,283       41.9%        10,166        41.8%          (117)        (1.1)%
                                               --------       -----      --------        -----       --------        -----
              Subtotal Laboratory Business       88,107       48.0%       105,409        49.7%         17,302        19.6%
          DENTAL BUSINESS:
            Professional Dental                  27,036       56.0%        30,335        56.8%          3,299        12.2%
            Orthodontics                         26,934       64.0%        26,636        60.2%          (298)        (1.1)%
            Infection Control Products            3,338       54.2%         3,672        50.5%            334        10.0%
                                               --------       -----      --------        -----       --------        -----
              Subtotal Dental Business           57,308       59.4%        60,643        57.8%          3,335         5.8%
                                               --------       -----      --------        -----       --------        -----
          Total Gross Profit                   $145,415       51.9%      $166,052        52.4%       $ 20,637        14.2%
                                               ========       =====      ========        =====       ========        =====



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


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

          SELLING GENERAL AND
          ADMINISTRATIVE EXPENSES:                             PERCENT OF                PERCENT OF     DOLLAR      PERCENT
          (IN THOUSANDS)                            1999         SALES        2000         SALES        CHANGE      CHANGE
          ------------------------                  ----         -----        ----         -----        ------      ------
          LABORATORY BUSINESS:
            Labware and Life Sciences             $ 18,031        25.5%    $ 25,096         28.9%     $  7,065         39.2%
            Clinical and Industrial                  7,749        17.1%       8,800         17.5%        1,051         13.6%
            Diagnostics and Microbiology            11,100        25.9%      13,736         27.1%        2,636         23.7%
            Laboratory Equipment                     4,980        20.3%       4,806         19.8%         (174)       (3.5)%
                                                  --------        -----    --------         -----     ---------      -------
              Subtotal Laboratory Business          41,860        22.8%      52,438         24.7%       10,578         25.3%
          DENTAL BUSINESS:
            Professional Dental                     14,836        30.7%      15,821         29.6%          985          6.6%
            Orthodontics                            13,908        33.1%      16,033         36.2%        2,125         15.3%
            Infection Control Products               2,576        41.8%       2,966         40.8%          390         15.1%
                                                  --------        -----    --------         -----     ---------      -------
              Subtotal Dental Business              31,320        32.4%      34,820         33.2%        3,500         11.2%
          Corporate Office                           3,605         N/A        2,307          N/A        (1,298)      (36.0)%
                                                  --------        -----    --------         -----      --------      -------
          Total Selling General and
            Administrative Expenses               $ 76,785        27.4%    $ 89,565         28.3%     $ 12,780         16.6%
                                                  ========        =====    ========         =====     =========      =======



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



    OPERATING INCOME.

                                                               PERCENT OF                PERCENT OF      DOLLAR       PERCENT
          OPERATING INCOME: (IN THOUSANDS)          1999         SALES         2000        SALES         CHANGE       CHANGE
          --------------------------------          ----         -----         ----        -----         ------       ------
          LABORATORY BUSINESS:
            Labware and Life Sciences             $ 18,559        26.3%      $ 20,823       24.0%      $ 2,264         12.2%
            Clinical and Industrial                 11,818        26.0%        13,324       26.5%        1,506         12.7%
            Diagnostics and Microbiology            10,567        24.6%        13,464       26.6%        2,897         27.4%
            Laboratory Equipment                     5,303        21.6%         5,360       22.0%           57          1.1%
                                                  --------        -----       -------       -----      -------        ------
              Subtotal Laboratory Business          46,247        25.2%        52,971       25.0%        6,724         14.5%
          DENTAL BUSINESS:
            Professional Dental                     12,200        25.3%        14,514       27.2%        2,314          19.0%
            Orthodontics                            13,026        31.0%        10,603       24.0%       (2,423)        (18.6)%
            Infection Control Products                 762        12.4%           706        9.7%          (56)         (7.3)%
                                                  --------        -----       -------       -----      -------         ------
              Subtotal Dental Business              25,988        26.9%        25,823       24.6%         (165)         (0.6)%
          Corporate Office                          (3,605)        N/A         (2,307)       N/A         1,298         (36.0)%
          Total Operating Income                  $ 68,630        24.5%      $ 76,487       24.1%      $ 7,857          11.4%
                                                  ========        =====       =======       =====      =======         ======


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

FIRST NINE MONTHS ENDED JUNE 30, 2000
COMPARED TO THE FIRST NINE MONTHS ENDED JUNE 30, 1999

    NET SALES.

                                                          FISCAL         FISCAL        DOLLAR       PERCENT
               NET SALES: (IN THOUSANDS)                   1999           2000         CHANGE       CHANGE
               -------------------------                   ----           ----         ------       ------
               LABORATORY BUSINESS:
                 Labware and Life Sciences             $ 192,599       $ 252,292      $ 59,693        31.0%
                 Clinical and Industrial                 129,784         156,847        27,063        20.9%
                 Diagnostics and Microbiology            119,841         154,431        34,590        28.9%
                 Laboratory Equipment                     73,118          71,416        (1,702)       (2.3)%
                                                       ---------       ---------      --------        -----
                   Subtotal Laboratory Business          515,342         634,986       119,644        23.2%
               DENTAL BUSINESS:
                 Professional Dental                     140,303         156,273        15,970        11.4%
                 Orthodontics                            127,009         131,030         4,021         3.2%
                 Infection Control Products               17,744          19,362         1,618         9.1%
                                                       ---------       ---------      --------        -----
                   Subtotal Dental Business              285,056         306,665        21,609         7.6%
                                                       ---------       ---------      --------        -----
               Total Net Sales                         $ 800,398       $ 941,651      $141,253        17.6%
                                                       =========       =========      ========        =====


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

    GROSS PROFIT.

                                                  FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR       PERCENT
         GROSS PROFIT: (IN THOUSANDS)              1999         SALES         2000        SALES         CHANGE       CHANGE
         ----------------------------              ----         -----         ----        -----         ------       ------
         LABORATORY BUSINESS:
           Labware and Life Sciences             $ 98,575       51.2%     $ 131,942        52.3%       $ 33,367        33.8%
           Clinical and Industrial                 54,674       42.1%        67,034        42.7%         12,360        22.6%
           Diagnostics and Microbiology            61,158       51.0%        83,633        54.2%         22,475        36.7%
           Laboratory Equipment                    30,414       41.6%        30,056        42.1%           (358)       (1.2)%
                                                 --------       -----     ---------        -----       ---------       ------
             Subtotal Laboratory Business         244,821       47.5%       312,665        49.2%         67,844        27.7%
         DENTAL BUSINESS:
           Professional Dental                     78,456       55.9%        88,921        56.9%         10,465        13.3%
           Orthodontics                            79,574       62.7%        80,236        61.2%            662         0.8%
           Infection Control Products               9,729       54.8%         9,295        48.0%           (434)       (4.5)%
                                                 --------       -----     ---------        -----       ---------       ------
             Subtotal Dental Business             167,759       58.9%       178,452        58.2%         10,693         6.4%
                                                 --------       -----     ---------        -----       ---------       ------
         Total Gross Profit                      $412,580       51.5%     $ 491,117        52.2%       $ 78,537        19.0%
                                                 ========       =====     =========        =====       =========       ======



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

    Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $8.2 million), (b) price increases (approximately $3.6 million), (c) an improved product mix (approximately $3.0 million) , (d) increased volume (approximately $1.5 million) and (e) inventory valuation adjustments (approximately $0.5 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $4.1 million) and
(b) unfavorable effects of foreign currency fluctuations (approximately $ 0.3 million).

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

        SELLING GENERAL AND
        ADMINISTRATIVE EXPENSES:                          PERCENT OF                PERCENT OF     DOLLAR      PERCENT
        (IN THOUSANDS)                         1999         SALES        2000         SALES        CHANGE      CHANGE
        ------------------------               ----         -----        ----         -----        ------      ------
        LABORATORY BUSINESS:
          Labware and Life Sciences          $ 49,867        25.9%    $ 72,074         28.6%     $ 22,207        44.5%
          Clinical and Industrial              22,278        17.2%      26,995         17.2%        4,717        21.2%
          Diagnostics and Microbiology         30,837        25.7%      42,598         27.6%       11,761        38.1%
          Laboratory Equipment                 15,294        20.9%      15,168         21.2%         (126)       (0.8)%
                                             --------        -----    --------         -----     --------        ------
            Subtotal Laboratory Business      118,276        23.0%     156,835         24.7%       38,559        32.6%
        DENTAL BUSINESS:
          Professional Dental                  46,438        33.1%      44,800         28.7%       (1,638)       (3.5)%
          Orthodontics                         42,538        33.5%      46,011         35.1%        3,473         8.2%
          Infection Control Products            7,308        41.2%       7,937         41.0%          629         8.6%
                                             --------        -----    --------         -----     --------        ------
            Subtotal Dental Business           96,284        33.8%      98,748         32.2%        2,464         2.6%
        Corporate Office                        8,011         N/A        8,588          N/A           577         7.2%
                                             --------        -----    --------         -----     --------        ------
        Total Selling General and
          Administrative Expenses           $ 222,571        27.8%    $264,171         28.1%     $ 41,600         18.7%
                                            =========        =====    ========         =====     ========         =====



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

    OPERATING INCOME.

                                                          PERCENT OF                PERCENT OF      DOLLAR      PERCENT
        OPERATING INCOME: (IN THOUSANDS)       1999         SALES         2000        SALES         CHANGE       CHANGE
        --------------------------------       ----         -----         ----        -----         ------       ------
        LABORATORY BUSINESS:
          Labware and Life Sciences         $  48,708        25.3%     $  59,868       23.7%      $ 11,160        22.9%
          Clinical and Industrial              32,396        25.0%        40,039       25.5%         7,643        23.6%
          Diagnostics and Microbiology         30,321        25.3%        41,035       26.6%        10,714        35.3%
          Laboratory Equipment                 15,120        20.7%        14,888       20.8%          (232)       (1.5)%
                                            ---------        -----     ---------       -----      ---------      -------
            Subtotal Laboratory Business      126,545        24.6%       155,830       24.5%        29,285        23.1%
        DENTAL BUSINESS:
          Professional Dental                  32,018        22.8%        44,121       28.2%        12,103        37.8%
          Orthodontics                         37,036        29.2%        34,225       26.1%        (2,811)       (7.6)%
          Infection Control Products            2,421        13.6%         1,358        7.0%        (1,063)      (43.9)%
                                            ---------        -----     ---------       -----      ---------      -------
            Subtotal Dental Business           71,475        25.1%        79,704       26.0%         8,229        11.5%
        Corporate Office                       (8,011)        N/A         (8,588)       0.0%          (577)        7.2%
                                            ---------        -----     ---------       -----      ---------      -------
        Total Operating Income              $ 190,009        23.7%     $ 226,946       24.1%      $ 36,937        19.4%
                                            =========        =====     =========       =====      =========      =======



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

                                                                 AVERAGE                     REPAYMENTS       REPAYMENT
FACILITY                                 EXPIRATION DATE       INTEREST RATE   BALANCE     DUE IN FISCAL       AMOUNT
--------                                 ---------------       -------------   -------     -------------       ------

Tranche A Term Loan Facility(a)              July 2002              6.3%       $270.84         2001           $  52.46
                                                                                               2002             218.38
                                                                                                              --------
                                                                                                              $ 270.84
                                                                                                              ========
Tranche B Term Loan Facility                 July 2004              7.9%       $299.50         2000           $   0.25
                                                                                               2001               1.00
                                                                                               2002               1.00
                                                                                               2003             120.25
                                                                                               2004             177.00
                                                                                                              --------
                                                                                                              $ 299.50
                                                                                                              --------
Revolving Credit Facility                    July 2002              6.7%       $352.00         2002           $ 352.00
                                                                                                              ========


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



----------
(a)  Amounts expressed in units of foreign currency.
(b)  Amounts expressed in foreign currency per U.S. dollar.

    Our exposure in terms of these options is limited to the purchase price. To illustrate this, the following example uses the Euro contract due to expire at September 26, 2000.


      EUR EXCHANGE                            GAIN/(LOSS)               GAIN/(LOSS)
          RATE                               ON OPTION (A)       FROM PRIOR YEAR RATE (B)     NET GAIN/(LOSS)
     -------------                           -------------       ------------------------     ---------------
                                                          (IN THOUSANDS, EXCEPT EXCHANGE RATE)
          .90                                  $ (329)                     $ 659                   $ 330
          .95                                    (329)                        45                    (284)
          1.0                                     196                       (507)                   (311)



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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYBRON INTERNATIONAL CORPORATION
                                    --------------------------------
                                    (Registrant)



Date:  August 22, 2000              /s/ Dennis Brown
----------------------              -----------------
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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                              TO AMENDMENT NO. 1 TO
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000



                                                INCORPORATED
EXHIBIT                                         HEREIN BY          FILED
NUMBER      DESCRIPTION                         REFERENCE TO       HEREWITH


27.1        Amended Financial Data Schedule                           X