Form 10-K405
period 2000-09-30
SYBRON INTERNATIONAL CORP
filed 2000-12-19
CIK 824803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]         Annual Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the fiscal year ended
            September 30, 2000
            or
[ ]         Transition Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the transition period from________ to________
            Commission file number 1-11091

                        SYBRON INTERNATIONAL CORPORATION
                   (TO BE RENAMED APOGENT TECHNOLOGIES INC.)
               (Exact name of registrant as specified in charter)

                  WISCONSIN                                      22-2849508
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
              48 CONGRESS STREET                                   03801
          PORTSMOUTH, NEW HAMPSHIRE                              (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (603) 433-6131

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
   Common Stock, par value $0.01 per share                New York Stock Exchange
 Preferred Stock Purchase Rights (associated              New York Stock Exchange
            with the Common Stock)

        Securities registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 12, 2000 as reported on the New York Stock Exchange, was approximately $2,003,219,985. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At December 12, 2000, there were 105,326,165 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 30, 2001 have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SYBRON INTERNATIONAL CORPORATION
                               TABLE OF CONTENTS
                                       TO
                        2000 ANNUAL REPORT ON FORM 10-K

          ITEM                                                                 PAGE
          ----                                                                 ----
PART I
            1    Business....................................................    1
            2    Properties..................................................   14
            3    Legal Proceedings...........................................   15
            4    Submission of Matters to a Vote of Security Holders.........   16
                 Executive Officers of the Registrant........................   16
PART II
            5    Market for Registrant's Common Equity and Related
                   Stockholder Matters.......................................   18
            6    Selected Financial Data.....................................   19
            7    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................   20
           7A    Quantitative and Qualitative Disclosures About Market
                   Risk......................................................   38
            8    Financial Statements and Supplementary Data.................   41
            9    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..................................   80
PART III
           10    Directors and Executive Officers of the Registrant..........   80
           11    Executive Compensation......................................   80
           12    Security Ownership of Certain Beneficial Owners and
                   Management................................................   80
           13    Certain Relationships and Related Transactions..............   80
PART IV
           14    Exhibits, Financial Statement Schedules and Reports on Form
                   8-K.......................................................   80
                 Signatures..................................................   82

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sybron International Corporation doing business as Apogent Technologies ("Apogent" or the "Company") is a Wisconsin corporation, incorporated in 1993 to be the successor by merger in January 1994 to Sybron Corporation, a Delaware corporation. The merger was accomplished to change the Company's corporate domicile from Delaware to Wisconsin. On December 11, 2000, the Company spun off its dental business by way of a pro rata distribution to its shareholders of all the outstanding common stock and related preferred stock purchase rights (the "Distribution" or "Spin-Off") of Sybron Dental Specialties, Inc. ("SDS"). As a result of the Distribution, SDS became an independent public company operating what was the Company's dental business which included the Professional Dental, Orthodontics and Infection Control business segments. Included in the dental business are certain allocations of corporate expenses directly attributable to those businesses. The Company, which began doing business as Apogent Technologies in connection with the Distribution, continues to operate its Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology and Laboratory Equipment businesses, as described herein. The Company plans to seek shareholder approval to change its name to Apogent Technologies Inc. at its 2001 annual meeting.

               TERMS; YEAR REFERENCES; STOCK SPLITS; DIVESTITURE

     When we use the terms "Company," "Apogent," "we" or "our" in this Annual Report, we are referring to Sybron International Corporation d/b/a Apogent Technologies and its subsidiaries and their respective predecessors, without the dental business. Our fiscal year ends on September 30. All references to a particular year mean the fiscal year ended September 30 of that year, unless we indicate otherwise. As a result of the Distribution, SDS is accounted for as a discontinued operation. In addition, on March 31, 1999, the Company sold Nalge Process Technologies Group, Inc. ("NPT") (the "NPT Sale"). NPT has also been accounted for as a discontinued operation. All data, unless otherwise indicated, has been restated to reflect the Distribution and the NPT Sale.

            TRANSACTIONS AND AGREEMENTS BETWEEN THE COMPANY AND SDS

     In order to effect the Distribution, the Company and SDS have entered into a number of interrelated agreements. These agreements describe the reorganization of the Company in preparation for the Distribution and define the ongoing relationship between the parties after the Distribution. Because these agreements were negotiated while SDS was a wholly owned subsidiary, they are not the result of negotiations between independent parties, although the Company and SDS have set pricing terms for interim services believed to be comparable to what would have been achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions may be entered into and such agreements and transactions will be determined through arm's-length negotiations.

  CONTRIBUTION AGREEMENT

     Pursuant to the Contribution Agreement, Plan and Agreement of Reorganization and Distribution, immediately prior to the Distribution, all of the capital stock of Sybron Dental Management, Inc. ("SDM") (formerly known as Sybron Dental Specialties, Inc.), which owned, directly or indirectly, the stock or other equity interests in the subsidiaries which hold substantially all of the assets and liabilities of the dental business, was transferred by the Company to SDS along with certain other assets relating to the dental business. Under this agreement, prior to such transfer, the Company paid SDM the amount necessary to settle all intercompany loans and advances made to the Company by SDM, and SDM paid the Company a dividend equal to that payment plus the difference between $375 million and the actual allocation of the Company bank debt to SDS as of the date of the Distribution.

  ASSIGNMENT AND ASSUMPTION AGREEMENT

     Pursuant to the General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, in general SDS and its U.S. subsidiaries indemnify the Company and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations within those business segments. Similarly, the Company and its U.S. subsidiaries indemnify SDS and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the Company's laboratory and life science business, including discontinued operations within those business segments, and other items not transferred to SDS. In circumstances in which any liability of the Company and SDS is joint, the parties will share responsibility for such liability on a mutually agreed basis consistent with the allocation of the business segments.

  TRADE NAME ASSIGNMENT AND TRANSITIONAL TRADE NAME USE AND LICENSE AGREEMENT

     Pursuant to the Trade Name Assignment and Transitional Trade Name Use and License Agreement, the unregistered trade name "Sybron" has been transferred to SDS, subject to a royalty free, nontransferable, nonexclusive license for the Company to continue to use the name for a period of one year after the Distribution. This is intended to give the Company the necessary time to change its name to Apogent Technologies Inc. and to cease using the name "Sybron" in its and its subsidiaries' businesses.

  INSURANCE MATTERS AGREEMENT

     An Insurance Matters Agreement governs the rights and obligations of the Company and SDS with respect to various pre-existing contracts insuring the Company and covering risks associated with, or arising out of, the dental business. The types of policies covered by the Insurance Matters Agreement include, without limitation, automobile liability and comprehensive, and general liability. The Insurance Matters Agreement also establishes certain procedures for dealing with pending litigation, new litigation and the resolution of disputes between the parties concerning that agreement.

  EMPLOYEE BENEFITS AGREEMENT

     Various Company employee benefit plans have been modified to reflect the fact that they no longer cover employees of the dental businesses, and SDS has created new employee benefit plans on behalf of the dental business employees. The Employee Benefits Agreement sets forth the agreements of SDS and the Company regarding this transition.

  TAX INDEMNIFICATION AGREEMENT

     The Tax Sharing and Indemnification Agreement (the "Tax Indemnification Agreement") governs the allocation of certain tax responsibilities between the Company and its subsidiaries on the one hand and SDS and its subsidiaries on the other hand after the Distribution. The Tax Indemnification Agreement defines each company's rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the business operations for tax years (or portions thereof) ending on or prior to the Distribution and with respect to certain tax attributes of the companies after the Distribution. The Tax Indemnification Agreement also specifies the parties' respective obligations in connection with any audit or investigation concerning any federal, state or other taxes or in the event the Distribution is subsequently determined not to qualify as tax-free for U.S. federal income tax purposes.

  INTERIM ADMINISTRATIVE SERVICES AGREEMENT

     The Company and SDS entered into an Interim Administrative Services Agreement as of the date of the Distribution. This agreement governs the administrative and financial services that the Company will continue to provide to SDS on an interim basis and those which SDS will provide to the Company. In general, the Company will provide specified accounting, tax management, legal and cash management services to SDS, and SDS will provide certain insurance and risk management services to the Company, for a period of up to six months after the Distribution. Each party will compensate the other parties at negotiated amounts which, the Company believes, are comparable to rates the Company could have achieved through arm's-length negotiations.

  CONFIDENTIALITY AND NONDISCLOSURE AGREEMENT

     As of the date of the Distribution, SDS and the Company entered into a Confidentiality and Nondisclosure Agreement whereby, subject to certain exceptions, each party has agreed to treat as confidential and not disclose certain proprietary and other confidential information belonging to the other company.

                            BUSINESSES AND PRODUCTS

     The subsidiaries of Apogent are leading manufacturers of value-added products for the labware and life sciences, clinical and industrial, diagnostics and microbiology, and laboratory equipment industries. The Company provides products under four business segments -- Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology, and Laboratory Equipment. The primary subsidiaries in each of our business segments are as follows:

LABWARE AND LIFE SCIENCES                   CLINICAL AND INDUSTRIAL
Matrix Technologies Corporation             Erie Scientific Company
Nalge Nunc International Corporation        Chase Scientific Glass, Inc.
National Scientific Company                 The Naugatuck Glass Company
Nunc A/S                                    Richard-Allan Scientific Company
Molecular BioProducts, Inc.                 Samco Scientific Corporation
Robbins Scientific Corporation              Microm International GmbH
Genevac Limited                             Gerhard Menzel Glasbearbeitungswerk
                                            GmbH & Co. K.G.

DIAGNOSTICS AND MICROBIOLOGY                LABORATORY EQUIPMENT
Applied Biotech, Inc.                       Barnstead Thermolyne Corporation
Microgenics Corporation                     Lab-Line Instruments, Inc.
Alexon-Trend, Inc.                          Electrothermal Engineering, Ltd.
Remel Inc.

                                GROWTH STRATEGY

     Our goals are to consistently grow our worldwide sales and earnings. Key elements of our strategy to achieve these goals are:

     COMPETITIVE FOCUS. We focus on product development and manufacturing and marketing efforts to increase our range of specialty and value-added products and to increase the range of end-users for our products.

     ACQUISITIONS. We have an active acquisition program. Since 1993, when we adopted this element of our strategy, we have made more than 70 acquisitions in the United States and abroad, including 10 completed in 2000 and one in 2001 through December 12, 2000. See Note 15 to our consolidated financial statements in Item 8 of this Annual Report. Our operating subsidiaries' have been able to use their existing distribution channels to market many of the acquired product lines and in some cases have acquired additional distribution channels through which the subsidiaries existing products can be sold. We have achieved other synergies, such as the elimination of duplicative administrative functions or the combining of manufacturing operations, with some of these acquisitions.

     NEW PRODUCT INTRODUCTIONS. Our operating subsidiaries consistently strive to develop and introduce new products which contribute to net sales. We believe that new product introductions are important to the ability of our operating subsidiaries to maintain their competitive positions.

     INTERNATIONAL GROWTH. We devote significant resources to international manufacturing, sales and marketing efforts in order to capitalize on foreign sales opportunities. As a result of our efforts, sales outside the United States have grown from $135.7 million in the year ended September 30, 1998 to $220.4 million in 2000. In 1998, 1999 and 2000, sales outside the United States represented approximately 24%, 24% and 26%, of our net sales, respectively. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The execution of the various elements of our strategy resulted in a significant expansion of our business in 2000. Overall sales growth in 2000 was $148.5 million, or 21%.

                           FORWARD-LOOKING STATEMENTS

     The description of our businesses included in this Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7, and other portions of this report contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors and large OEM customers, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled "Cautionary Factors" in Item 7 of this Annual Report.

                         CERTAIN FINANCIAL INFORMATION

     The following table sets forth our net sales by business segment for the years indicated.

                                                         YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Labware and Life Sciences............................  $228,775   $268,788   $347,437
Clinical and Industrial..............................   135,438    176,059    208,686
Diagnostics and Microbiology.........................   114,683    171,647    210,147
Laboratory Equipment.................................    78,866     98,543     97,305
                                                       --------   --------   --------
Total Net Sales......................................  $557,762   $715,037   $863,575
                                                       ========   ========   ========

     We have included other financial information about our business segments and foreign operations in Note 16 to our consolidated financial statements included in this Annual Report, and such information is incorporated herein by reference.

SEGMENT INFORMATION

                                    HISTORY

     In May 1998, we realigned our laboratory subsidiaries under a single management team which is headquartered in Portsmouth, New Hampshire. We did this in order to take advantage of sales, marketing, administrative and manufacturing synergies among companies which have related product lines, customers and methods of distribution. This team is responsible for managing subsidiaries in our four business segments: a) Labware and Life Sciences, b) Clinical and Industrial, c) Diagnostics and Microbiology and d) Laboratory Equipment. Products in these segments bear brand names such as NALGENE(R), NUNC(TM), BARNSTEAD(R),

THERMOLYNE(R), REMEL(R), SUPERFROST(R) and COLORFROST(R), which are well recognized in the laboratory and life sciences industry.

                               BUSINESS SEGMENTS

     LABWARE AND LIFE SCIENCES. Products in our Labware and Life Sciences business segment include approximately 4,900 items, including reusable plastic products (bottles, carboys, graduated ware, beakers and flasks) and disposable plastic products (microfiltration and cryogenic storage products). Other Labware products include products for critical packaging applications (bottles for packaging diagnostic and other reagents, media, pharmaceuticals and specialty chemicals), safety products (hazard labeled containers and biohazard disposal products), environmental containers, and autosampler vials and seals used in chromatography analysis. Life Sciences products include applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling, genomics and high throughput screening for pharmaceutical drug discovery.

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

     We have expanded the breadth of our product offerings in labware products through our acquisition program. In 1993, NNI added its line of environmental containers with the purchase of I-CHEM Research Inc., and in 1997 it added, through a merger with National Scientific Company, autosampler vials and seals and accessories used in chromatography analysis. We broadened our participation in life sciences product markets in 1995 through the purchase of Owl Scientific, Inc., a manufacturer of electrophoresis equipment used in molecular biology. In 1997, we strengthened the electrophoresis product line by purchasing Integrated Separation Systems, and then combined Owl and Integrated Separation Systems to form Owl Separation Systems, Inc. In July 1995, we acquired the Nunc group of companies, manufacturers of plastic labware used in research applications such as cell culture, molecular biology, cryopreservation and immunology. In 1997, NNI formed a joint venture with the owner of the Japanese distributor of Nunc's products by acquiring 75% of the stock of Nippon InterMed K.K. In 1998, we acquired Lida Manufacturing Corporation, a manufacturer of syringe filters for chromatography sample preparation, biological research, genetic research, and general laboratory filtration, and in 1999, we acquired Invitro Scientific Products, Inc., a producer of roller bottles and packaging containers used in biological production facilities to manufacture vaccines, pharmaceuticals, and other reagents; the ultra filtration product line of Intersep Filtration Products, a subsidiary of Pacofin Ltd.; Scientific Resources, Inc., a producer and distributor of chromatography supplies; Molecular BioProducts, Inc., a manufacturer of disposable liquid handling products used in molecular biology and life sciences; and Matrix Technologies Corporation, a manufacturer of liquid handling products used by laboratories in the research, medical and clinical markets. In 2000, we acquired Robbins Scientific Corporation, a manufacturer of biomedical products used in genomics, molecular biology, chemical synthesis and tissue typing; Sun International, a supplier of consumables for high pressure liquid chromatography, gas chromatography and high throughput screening applications; Genevac Limited (and Genevac, Inc., an affiliated corporation), a manufacturer of specialty evaporators used in chemical, agrochemical and biotechnology laboratories for drug discovery and other chemistry related applications; and the Versi-Dry(R) product line from National Packaging Services Corporation, which products are used to absorb and contain chemicals and other spills in laboratory settings.

     Molecular BioProducts, Matrix and Robbins manufacture liquid handling products such as specialty pipette tips, microdispensers, automated dispensing machines, and plastic plates and tubes which are used in high throughput screening, a broadly defined process in which high volumes of compounds are screened against a wide range of therapeutic agents. The complementary products of these acquired companies, along with certain products of Nunc, give us the ability to address a wide range of high throughput screening needs, from the high volume needs of drug researchers to the lower volume, very precise applications used in areas such as genome research. A line of Genevac's specialty evaporators also are designed to meet the high volume needs of customers involved in drug discovery.

     The Labware and Life Sciences business segment accounted for approximately 41%, 38% and 40%, of our consolidated net sales in 1998, 1999 and 2000, respectively.

     CLINICAL AND INDUSTRIAL. Products in our Clinical and Industrial business segment include microscope slides, cover glass, glass tubes and vials, stains and reagents and histology and immunochemistry instrumentation for clinical testing, thin glass for watch crystals, cosmetic mirrors, precision and coated glass used in various optic applications, and precision thin film optical coating equipment.

     Our earliest products in this business segment were plain microscope slides and cover glass, manufactured by Erie Scientific Company. Erie expanded this product line through the addition of value-added slides with special printing and coatings to help lab technicians be more efficient and for specialty applications. Value-added products include SUPERFROST(R) and COLORFROST(R) brand printed slides, which provide an indelible marking surface and are disposable; SUPERFROST(R) Plus brand adhesion slides, disposable slides which are electrically charged in a way which causes cells to adhere to them; and disposable and reusable diagnostic slides which are custom designed and printed to customer specifications for use in diagnostic test kits. We added stains and fixatives for use in histology laboratories to this business segment when we acquired Richard-Allan Scientific Company in 1995 and Stephens Scientific, Inc. in 1996. In 1995, we added consumable histology products, such as tissue cassettes used for biopsies, through the acquisition of the Secure Medical Products product line. In 1996, we acquired The Naugatuck Glass Company, a manufacturer of thin glass mirrors used in the cosmetic industry, and precision and coated glass used in optics applications. We expanded our opportunities in the optical coating business by acquiring, in fiscal 2001, Vacuum Process Technologies, Inc., which designs and manufactures precision thin film optical coating equipment. A significant disposable laboratory glassware business was added to this business segment in 1998 with the acquisition of Chase Instruments Corp., the acquisition of SciCan Scientific and Scherf Prazision GmbH later in the same year. Also in 1998, we acquired Cel-Line Associates, Inc., a manufacturer of printed microscope slides and Marks Polarized Corporation, a manufacturer of laminated filters, polarizers and optical products. In 1999, we acquired Corning Samco Corporation, a manufacturer of transfer pipettes and specimen containers; the HistoScreen(TM) and HistoGel(TM) histology processing tissue cassette product lines of Perk Scientific; Stahmer, Weston & Co., Inc., a manufacturer of specimen containers and hand care products for health care workers; and System Sales Associates, Inc., a supplier of urine transport tubes, serum transport vials, specimen containers, pipette tips and sample cups. We also added Novelty Glass and Mirror Co., Inc., a supplier of cut-to-order mirrors to the garment, notion, novelty and dental supply industries, to Naugatuck Glass. In 2000, we acquired Microm Laborgerate GmbH, a leading developer, manufacturer and distributor of histology equipment, and Lab Vision Corporation, a manufacturer and distributor of automated staining instruments and antibodies used by immunohistochemistry laboratories. The Microm and Lab Vision product lines represent valuable complements to Richard-Allan's portfolio of consumables, making Richard-Allan a full line supplier of essential products used by anatomical pathology laboratories.

     The Clinical and Industrial business segment accounted for approximately 24% of our consolidated net sales in each of 1998, 1999 and 2000.

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

     Our participation in these areas evolved through a series of diagnostic company acquisitions, beginning in 1995 with the purchase of Ever Ready Thermometer Co., Inc. Ever Ready is a manufacturer of high quality precision thermometers, hydrometers and temperature calibration equipment. Later in 1995 we acquired New England Reagent Laboratory, Inc. ("NERL"), a manufacturer of liquid standards and reagents used with clinical diagnostics and testing equipment. CASCO Standards, Inc., a manufacturer of liquid standards as well as calibration verification and quality control materials used with clinical diagnostic and testing equipment, was acquired in 1996. NERL was later combined with CASCO to form CASCO-NERL Diagnostics Corporation. In 1997 we added drug-screening products with the acquisition of Drug Screening Systems, Inc. and began to expand into microbiology through the purchase of Trend Scientific, Inc. and Alexon Biomedical, Inc. These companies have been combined to form Alexon-Trend, Inc., a manufacturer of test kits used to detect a variety of parasitic, bacterial and viral causes of infections. We became a significant manufacturer of microbiology products, including plated and tubed media, with the 1997 acquisition of Remel Limited Partnership. We added to the Remel business by acquiring Carr-Scarborough Microbiologicals, Inc. in the same year, and Clinical Standards Labs, Inc., DiMed Corporation and MicroBio Products, Inc. in 1998. Also in 1998, we acquired the diagnostic products of Seradyn, Inc., a manufacturer of infectious disease diagnostic reagents and test kits, as well as uniform latex particles used in the production of diagnostic reagents. Additional diagnostic companies added in 1998 include Diagnostic Reagents, Inc., a manufacturer of immunoassay reagents used principally for drugs of abuse testing; Criterion Sciences, a manufacturer of a glucose tolerance beverage, hematology stains, reagents and other solutions used in laboratory analysis and testing; Custom Laboratories, Inc., a manufacturer of a glucose tolerance test beverage; and Applied BioTech, Inc., a manufacturer of test kits for rapid detection of pregnancy, drugs of abuse and infectious diseases. In 1999, Ever Ready acquired certain operating assets of Rascher & Betzold, Inc., a manufacturer of high precision-grade hydrometers, thermometers and scientific glassware; Remel acquired MicroTest, Inc., a manufacturer of transport media for various infectious organisms; and Alexon-Trend acquired the bioreagent and ELISA immunochemistry product lines of Genzyme Diagnostics. In 1999 Diagnostic Reagents, Inc. acquired Microgenics Corporation, a manufacturer of diagnostic reagents used in drugs of abuse screening, therapeutic drug monitoring, thyroid function testing and anemia testing. DRI and Microgenics have since been combined, creating a leading provider of reagents for drug monitoring, drugs of abuse screening and thyroid function testing, with multiple homogeneous immunoassay technologies. In 2000, we acquired Consolidated Technologies Inc., a manufacturer of intermediate biological products, calibration and controls used in immunology, clinical chemistry, toxicology, infectious disease and nucleic acid testing. We also acquired the Abbott Laboratories Murex bacteriology latex agglutination product line and the Axis-Shield thyroid and coagulation product lines.

     The Diagnostic and Microbiology business segment accounted for approximately 21%, 24% and 25% of our consolidated net sales in 1998, 1999 and 2000, respectively.

     LABORATORY EQUIPMENT. Products in our Laboratory Equipment business segment include heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers and cryogenic storage apparatus, which are fundamental to basic procedures performed in the laboratory; systems for producing ultra pure water; bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research; constant temperature equipment including refrigerators/freezers, ovens, water baths, environmental chambers; and furnaces and fluorometers, spectrophotometers, and strip chart recorders.

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

     Barnstead Thermolyne has added to its product line from time to time through acquisitions. In 1994, we added bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research through the acquisition of Labindustries, Inc. In 1995, we added PMC(R) brand programmable hotplate/stirrers, TURNER(R)brand fluorometers and spectrophotometers, and LINEAR(R) brand strip chart recorders through the acquisition of Biomolecular, Inc. In 1997, we acquired the HARVEY(R) bench top sterilizer business. In 1998, we acquired Electrothermal Engineering, Ltd., a manufacturer of heating mantles and controls, and Lab-Line Instruments, Inc., which manufactures constant temperature equipment including shakers, refrigerators/freezers, ovens, water baths, environmental chambers, and furnaces. In 1999, we acquired Laboratory Devices, Inc., a manufacturer of melting point apparatus and constant temperature laboratory equipment, and Stem Corporation Ltd., a manufacturer of heating, cooling, stirring and shaking equipment for combinatorial laboratory applications. Stem's operations have been combined with those of Electrothermal.

     The Laboratory Equipment business segment accounted for approximately 14%, 14% and 11% of our consolidated net sales in 1998, 1999 and 2000, respectively.

                                  NEW PRODUCTS

     Apart from the addition of new products through its acquisition program, product development efforts at the Company's subsidiaries are focused on expanding product offerings in the laboratory markets currently served. Product offerings are designed to develop and improve products for new and existing technologies which will allow laboratories, lab technicians and researchers to more efficiently perform tests and experiments and reduce the cost of their procedures, and provide faster diagnostic tests with improved accuracy. Examples of new products include: a) in Labware and Life Sciences, two new pieces of equipment and a number of new types of high density microwell plates for use in high throughput screening, genomics and combinatorial chemistry applications, and the Nalgene B3 Media Bag system, a flexible container solution marketed for sterile fluid containment and processing in the pharmaceutical, biotechnology, and diagnostic applications; b) in the Clinical and Industrial segment, specialty slides for the new pap smear technology, silinated microassay slides for drug discovery, and specialty coverglass and glass plates for DNA hybridization and testing; c) in the Diagnostics and Microbiology segment, rapid test kits for infections such as strep throat, and a Cyclosporine Plus assay used for monitoring the concentration of immunosuppression drugs for organ transplant patients; and d) in the Laboratory Equipment segment, a new "NANOpure DIamond" water purification system, which is an upgrade from its current water purification system.

                              PRODUCT DISTRIBUTION

     We estimate that the worldwide laboratory and life sciences market includes more than 150,000 industrial, academic, clinical, governmental and biotechnology laboratories. Our products reach those laboratories in several ways. Products from our Labware and Life Sciences business segment are sold primarily through distributors, although some of our businesses in this business segment, such as Matrix and Robbins, have direct sales forces and sell directly to end-users. Products in the Clinical and Industrial and Laboratory Equipment business segments are also sold primarily through distributors. Exceptions in these business segments include Richard-Allan and Microm, who primarily sell directly to end-users. Most of the products from our Diagnostics and Microbiology business segment are sold directly to end-users or to original equipment manufacturers, with fewer products sold through distributors. For example, the microbiology products of Remel are primarily sold directly to end-users through Remel's national distribution system, while the drugs of abuse testing products of Microgenics are primarily sold to manufacturers of automated testing equipment and to a limited extent through distribution. Most of our subsidiaries maintain their own sales forces, whether they sell directly to end-users, through distribution, or otherwise. The combined sales forces of our subsidiaries include approximately 214 domestic and 73 international sales people.

     As indicated, a large portion of our Labware and Life Sciences, Clinical and Industrial, and Laboratory Equipment products are sold through distributors, including approximately 20 domestic and 25 international distributors. Three (primarily domestic) distributors, Fisher Scientific ("Fisher"), VWR Scientific ("VWR"), and Allegiance Healthcare Corporation ("Allegiance"), accounted in the aggregate for approximately 43%, 41% and 35% of our Labware and Life Sciences segment sales in 1998, 1999 and 2000, respectively, approximately 41%, 44% and 44% of our Clinical and Industrial segment sales in 1998, 1999 and 2000, respectively, and approximately 35%, 39%, and 42% of our Laboratory Equipment segment sales in 1998, 1999 and 2000, respectively. Laboratory supply distributors offer a wide variety of supplies, apparatus and instruments for the laboratory, primarily through catalogs and, increasingly, through their e-commerce web sites. End-users rely heavily on these catalogs and web sites in identifying suitable products and making purchase decisions, and the prominence of and the number of product items listed for a particular vendor are critical marketing variables. We believe the number of our products offered by the major distributors is among the highest of any of our competitors. Also, the major distributors often have contracts with large end-users or purchasing organizations to supply such users or organizations with a broad array of laboratory products and supplies. Our ability to manufacture and supply a broad range of products can help distributors be more efficient in these situations and is, we believe, an advantage to us. Sales to original equipment manufacturers accounted for approximately 37% of our Diagnostics and Microbiology business segment in 2000.

                                 INTERNATIONAL

     In addition to an extensive distributor network, our subsidiaries maintain sales offices and manufacturing plants in international locations. Foreign sales offices are located in the United Kingdom, Japan, Germany, Spain, Hong Kong, Australia and Switzerland. International manufacturing facilities include Nunc A/S, a manufacturer of life sciences products, located in Denmark; Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G., a manufacturer of microscope slides, located in Germany; Erie Electroverre S.A., a manufacturer of thin white glass, located in Switzerland; Erie Scientific Kft, a manufacturer of microscope slides, located in Hungary; Erie-Watala Glass Co. Ltd., a joint venture, which produces cut glass for the watch crystal industry, located in Hong Kong; Scherf Prazision Europa GmbH, a manufacturer of disposable laboratory glassware products, located in Meiningen, Germany; Electrothermal Engineering Ltd., a manufacturer of heating mantels, controls and heating, cooling, stirring and shaking equipment, located in the U.K; Microm International GmbH, a manufacturer of histology equipment, located in Walldorf, Germany; Genevac Limited, a manufacturer of combinatorial chemistry evaporators located in the U.K.; and other manufacturing operations located in the U.K., Mexico and Puerto Rico.

     Domestic and international sales of the Company's products by business segment are as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Labware and Life Sciences:
  Domestic...........................................  $146,950   $176,618   $232,665
  International......................................    81,825     92,170    114,772
                                                       --------   --------   --------
Total................................................  $228,775   $268,788   $347,437
                                                       ========   ========   ========
Clinical and Industrial:
  Domestic...........................................  $106,898   $141,524    165,234
  International......................................    28,540     34,535     43,452
                                                       --------   --------   --------
Total................................................  $135,438   $176,059   $208,686
                                                       ========   ========   ========
Diagnostics and Microbiology:
  Domestic...........................................  $104,745   $147,929   $171,318
  International......................................     9,938     23,718     38,829
                                                       --------   --------   --------
Total................................................  $114,683   $171,647   $210,147
                                                       ========   ========   ========
Laboratory Equipment:
  Domestic...........................................  $ 63,462   $ 77,775   $ 73,971
  International......................................    15,404     20,768     23,334
                                                       --------   --------   --------
Total................................................  $ 78,866   $ 98,543   $ 97,305
                                                       ========   ========   ========

                              MARKETS; COMPETITION

     Our products serve a large number of markets worldwide, each of which has its own inherent growth rates. For 2000, our consolidated internal demand growth tracked closely with our historical rates, which typically have ranged from 4% to 6%, with both higher and lower levels reported. The Clinical and Industrial business segment experienced higher than average growth in demand in its core microscope slide, coverglass, histology, and cytology products. Domestic growth was higher than average while international sales of products from our Clinical and Industrial business segment were generally less than the prior year. The Diagnostics and Microbiology business segment returned average growth for the year. The diagnostic product lines for infectious disease, drugs of abuse, therapeutic drug monitoring, and pregnancy testing reported high growth rates while the manual microbiology lines, utilized in clinical settings, were about even with the prior year. The majority of the growth in this segment was domestic. Growth in sales of the Laboratory Equipment business segment was slightly down this year due to the continued softness in foreign markets, laboratory consolidation, and tough competition. The Labware and Life Sciences business segment reported strong growth, particularly in the areas of chromatography, electrophoresis, packaging, labware, molecular biology, and high throughput screening for drug discovery applications by pharmaceuticals.

     Growth in each of these business segments requires the continuous development of new products which enable laboratories, lab technicians and researchers to do more tests and procedures more efficiently and which enable professionals and consumers to obtain diagnoses faster and with improved accuracy. We believe that one of our principal competitive advantages is our ability to respond to this dynamic marketplace with new products. Other competitive advantages include the breadth and depth of our product lines, significant brand recognition, the economies associated with vertical integration in certain product lines, long-term relationships with key industry distributors and, in several lines of business, expertise in plastic molding technology and glass making.

     There are significant competitors with significant resources in each of our business segments. Our principal competitors in the Labware and Life Sciences business segment include Corning Incorporated, Meridian Diagnostics, Millipore Corporation, Becton Dickinson, and Greiner Holding AG. Principal competitors in the Clinical and Industrial business segment include Shandon (a subsidiary of Thermo Electron Corporation), Knittel Glaser, Kimble Glass, Surgipath Medical Industries, Inc., Sigma-Aldrich Company, Copan Diagnostics Company and Elkay Products, Inc. Principal competitors in the Diagnostics and Microbiology business segment include Becton Dickinson, Meridian Diagnostics, Dade Behring, Roche Diagnostics, Quidel Corporation, Biokit S.A., Dyno Particles AS and Princeton Biomeditech Corporation. Principal competitors in the Laboratory Equipment business segment include Corning Incorporated, Millipore Corporation, New Brunswick Scientific Company, Inc., Forma Scientific, Inc. and Lindberg/Blue M (owned by SPX Corporation.).

                               INTERNET STRATEGY

     We have developed and implemented a multi-pronged internet strategy, which gives our products high visibility to our customers.

     In the Clinical and Industrial business segment, we list our distributed products on the Allegiance asap.e.com business information system. All of our distributed products carried by VWR are available through its e-commerce site. Our products are also listed by our largest distributor, Fisher Scientific, on its web site, fishersci.com. In addition to the natural extensions in its distribution network, we have our own e.commerce site for the Nalgene retail (outdoor) product line, nalgene-outdoor.com.

     As opposed to using non-distributor websites (e.g. sciquest.com and neoforma.com), we have chosen, primarily, to work with our experienced distribution partners in adding the internet as another avenue for customers worldwide to utilize when ordering our products. This solution has little added costs for us, was implemented quickly, and allows our products high visibility on the web.

COMPETITION

     As we have described above, numerous competitors participate in our business segments, a number of whom have substantially greater financial and other resources than ours. There can be no assurance that we will not encounter increased competition in the future.

BACKLOG

     Our total backlog of orders at September 30, 1998, 1999 and 2000, was approximately $36.7 million, $31.1 million and $38.5 million, respectively. We expect all September 30, 2000 backlog orders to be filled in fiscal 2001.

     Our backlog by business segment is as follows:

                                                           YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Labware and Life Sciences...............................  $13,559   $15,907   $20,685
Clinical and Industrial.................................   12,617     9,685     8,485
Diagnostics and Microbiology............................    2,056     1,342     3,254
Laboratory Equipment....................................    8,503     4,184     6,097
                                                          -------   -------   -------
Total...................................................  $36,735   $31,118   $38,521
                                                          =======   =======   =======

RESEARCH AND DEVELOPMENT

     We have a number of research and development programs in our various business segments, which we consider to be of importance in maintaining our market positions. We spent approximately $8.7 million, $12.6 million and $18.3 million on research and development in 1998, 1999 and 2000, respectively.

     Our research and development expenditures by business segment are as follows:

                                                           YEARS ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            1998     1999      2000
                                                           ------   -------   -------
                                                                 (IN THOUSANDS)
Labware and Life Sciences................................  $4,140   $ 4,265   $ 6,964
Clinical and Industrial..................................     505       498     1,703
Diagnostics and Microbiology.............................   2,125     5,485     6,531
Laboratory Equipment.....................................   1,968     2,314     3,104
                                                           ------   -------   -------
Total....................................................  $8,738   $12,562   $18,302
                                                           ======   =======   =======

EMPLOYEES

     Our companies employed approximately 6,000 people at September 30, 2000, approximately 415 of whom in the U.S. are covered by collective bargaining agreements. We believe our employee relations are generally good. In the United States, Barnstead Thermolyne's 225 hourly employees are members of the International Brotherhood of Electrical Workers; NNI's 150 hourly employees at its Naperville, Illinois facility are members of the International Brotherhood of Teamsters; Ever Ready Thermometer Co. Inc.'s 20 hourly employees at its West Paterson, New Jersey facility are members of the United Furniture Workers Union; and Naugatuck's 20 hourly employees at its Flushing, New York facility are members of the United Food and Commercial Workers International Union. The labor contracts at, Barnstead Thermolyne, NNI, Ever Ready and Naugatuck will expire on, March 31, 2003, December 20, 2002, December 31, 2002 and December 31, 2000, respectively. Many of our non-management employees in Europe are subject to national labor contracts which are negotiated from time to time at the national level between the national labor union and an employees' council. Once national contracts are set, further negotiation may take place at the local level. Such negotiations may affect local operations. Our Danish subsidiary, Nunc A/S, was closed during the third quarter of 1998 for nine days as the result of the first national strike in Denmark since 1985. After the national strike was settled, Nunc A/S non-management employees struck for two days over local issues. All issues were resolved with a new contract with a term ending in March 2000. That contract has been extended to March 2002.

PATENTS, TRADEMARKS AND LICENSES

     Our subsidiaries' products are sold under a variety of trademarks and trade names. They own or license all of the trademarks and trade names we believe to be material to the operation of their businesses, including the NALGE(R) and NALGENE(R) trademarks, the NUNC(TM) and NUNCLON(R) trademarks, Erie's SUPERFROST(R) and COLORFROST(R) trademarks, the THERMOLYNE(R) and BARNSTEAD(R) trademarks, and the REMEL(R) and RICHARD-ALLAN(TM) trademarks, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, employ various patented processes, and from time to time acquire licenses from owners of patents to apply patented processes to their operations. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

REGULATION

                                MEDICAL DEVICES

     Certain of our products are medical devices which are subject to regulation by the United States Food and Drug Administration (the "FDA") and by the counterpart agencies of the foreign countries where our products are sold. Some of the regulatory requirements of these foreign countries are more stringent than those applicable in the United States. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce and their advertising, labeling, packaging, marketing, distribution and recordkeeping. Pursuant to the FDCA and FDA regulations, 24 facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments.

     Medical devices are classified into either Class I, II or III. Pursuant to section 510(K) of the FDCA, the manufacturer or distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976 must notify the FDA of its intent to commercially introduce the device through the submission of a premarket notification (a "510(K) Notice"). Before commercial distribution can begin, the FDA must review the 510(K) Notice and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(K) Notice and grant or deny clearance to market on the basis that it is or is not substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(K) Notice may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(K) Notice and any additional information that is submitted, that the device is substantially equivalent to one or more Class I or II devices that are legally marketed in the United States. Most Class I and some Class II devices are exempt from the 510(K) premarket notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. If a device is not considered "substantially equivalent," it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a premarket approval application ("PMA"). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well-controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(K) premarket notification process.

     A medical device, whether exempt from premarket notification, cleared for marketing under the 510(K) pathway, or cleared pursuant to a PMA approval, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, current good manufacturing practice and quality system requirements, record keeping, and medical device (adverse reaction) reporting.

     Most of our diagnostic, life sciences, clinical and microbiology products are regulated as Class I or Class II medical devices.

                    ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     Our operations entail a number of environmentally sensitive production processes. Compliance with environmental laws and regulations along with regulations, relating to workplace safety, is a significant factor in our businesses. Our domestic facilities are subject to federal, state and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions and waste water discharge, and our foreign facilities are subject to local laws and regulations regarding the environment. Our operations are also subject to regulation relating to workplace safety, both in the United States and abroad. Violations of any of these laws or regulations or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability.

RAW MATERIALS

     We purchase a wide range of raw materials and supplies from a number of suppliers, and other than our supply of white glass, we do not rely on sole sources to any material extent. All of our white glass comes from a single source, our Electroverre, SA facility in Switzerland. In the event that Electroverre could not continue to supply the necessary white glass, we would have to seek alternative sources which could have a material effect on our Clinical and Industrial business segment. We do not foresee any significant difficulty in obtaining necessary materials or supplies.

RISKS ATTENDANT TO FOREIGN OPERATIONS

     We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 1998, 1999 and 2000 our net sales outside the United States accounted for approximately 24%, 24% and 26%, respectively, of consolidated net sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General" for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

RISKS RELATED TO KEY DISTRIBUTORS AND OEM CUSTOMERS

     A substantial portion of our sales are made through major independent distributors. As set forth above, in the Labware and Life Sciences, Clinical and Industrial and Laboratory Equipment business segments, those major distributors are Fisher, VWR and Allegiance. From time to time, the Company's net sales performance has been affected by short-term volatility in demand from distributors. The Company has also experienced volatility in demand when distributors merge or consolidate, when distributors do not manage their inventories to end-user demand and when distributors otherwise experience softness in sales. For example, the Company felt the effects of inventory re-balancing by distributors in the third quarter of 1998 and the third and fourth quarters of 2000.

     The loss of any one of our major laboratory distributors (currently Fisher, VWR and Allegiance) could have a material adverse effect on our business. Only a few of our subsidiaries have written contractual relationships with these distributors. However, our subsidiaries have long-standing relationships with them or their predecessors.

     Apogent's subsidiaries private label for and sell products to a number of original equipment manufacturers ("OEM's"). These OEM relationships are most prevalent in our Diagnostic and Microbiology segment, although subsidiaries in our other segments also enter into OEM and private label relationships as opportunities arise. Volatility in demand can arise if the OEM's fail to manage inventories to end-user demand, discontinue product lines or switch business to other manufacturers.

     Sales to distributors and OEM customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

ITEM 2. PROPERTIES

     We operate manufacturing facilities in the United States and certain foreign countries. The following table sets forth information regarding our principal properties by business segment. Properties with less than 20,000 square feet of building space have been omitted from this table.

   SUBSIDIARY/LOCATION OF FACILITY                 BUILDING SPACE AND USE               OWNED OR LEASED
   -------------------------------                 ----------------------               ---------------
                                       Labware and Life Sciences
Penfield, New York                      300,000 sq. ft./manufacturing, warehouse and           leased
                                        office
New Castle, Delaware                    26,000 sq. ft./manufacturing, warehouse and            leased
                                        office
Wiesbaden, Germany                      21,000 sq. ft./warehouse and office                    leased
Naperville, Illinois                    103,000 sq. ft./manufacturing, warehouse and            owned
                                        office
Roskilde, Denmark                       151,000 sq. ft./manufacturing, warehouse and            owned
                                        office
Ichikana, Japan                         38,000 sq. ft./warehouse                               leased
Hudson, New Hampshire                   44,000 sq. ft./manufacturing, warehouse and            leased
                                        office
Otay, California                        29,000 sq. ft./warehouse                               leased
Duluth, Georgia                         38,000 sq. ft./office and warehouse                    leased
Tijuana, Mexico                         25,000 sq. ft./manufacturing, warehouse and            leased
                                        office
San Diego, California                   44,000 sq. ft./manufacturing and office                leased
Hereford, England                       24,000 sq. ft./warehouse and office                    leased
Portsmouth, New Hampshire               27,000 sq. ft./manufacturing, warehouse and            leased
                                        office
Sunnyvale, California                   70,000 sq. ft./manufacturing and office                leased
                                        Clinical and Industrial
Rockwood, Tennessee                     250,000 sq. ft./manufacturing and office                owned
Portsmouth, New Hampshire               126,000 sq. ft./manufacturing, warehouse and           leased
                                        office
Braunschweig, Germany                   40,000 sq. ft./manufacturing, warehouse and             owned
                                        office
Romont, Switzerland                     200,000 sq. ft./manufacturing, warehouse and            owned
                                        office
Aguadilla, Puerto Rico                  23,000 sq. ft./manufacturing, warehouse and            leased
                                        office
Naugatuck, Connecticut                  80,000 sq. ft./manufacturing, warehouse and             owned
                                        office
Budapest, Hungary                       28,000 sq. ft./manufacturing, warehouse and             owned
                                        office
San Fernando, California                77,000 sq. ft./manufacturing, warehouse and             owned
                                        office
Meiningen, Germany                      22,000 sq. ft./manufacturing, warehouse and             owned
                                        office
Holtsville, New York                    30,000 sq. ft./manufacturing, warehouse and             owned
                                        office
Baltimore, Maryland                     21,000 sq. ft./manufacturing and office                leased
Wayne, New Jersey                       32,000 sq. ft./manufacturing, warehouse and            leased
                                        office
Kalamazoo, Michigan                     116,000 sq. ft./manufacturing, warehouse and           leased
                                        office
Walldorf, Germany                       24,000 sq. ft./manufacturing                           leased
                                     Diagnostics and Microbiology
Indianapolis, Indiana                   42,000 sq. ft./manufacturing, warehouse and R          leased
                                        & D
Lenexa, Kansas                          116,000 sq. ft./manufacturing and office                owned
Lenexa, Kansas                          30,000 sq. ft./warehouse                               leased
Lake Charles, Louisiana                 24,000 sq. ft./manufacturing and office                 owned
Ramsey, Minnesota                       25,000 sq. ft./manufacturing, warehouse and            leased
                                        office
Portland, Maine                         33,000 sq. ft./manufacturing, warehouse and            leased
                                        office
San Diego, California                   76,000 sq. ft./manufacturing, warehouse,               leased
                                        office and labs
Fremont, California                     109,000 sq. ft./manufacturing, warehouse and           leased
                                        office
Austin, Texas                           26,000 sq. ft/manufacturing, warehouse and             leased
                                        office
East Providence, Rhode Island           64,000 sq. ft./manufacturing, warehouse and            leased
                                        office
West Paterson, New Jersey               20,000 sq. ft./manufacturing                           leased

   SUBSIDIARY/LOCATION OF FACILITY                 BUILDING SPACE AND USE               OWNED OR LEASED
   -------------------------------                 ----------------------               ---------------
                                         Laboratory Equipment
Dubuque, Iowa                           180,000 sq. ft./manufacturing and office               leased
Melrose Park, Illinois                  117,000 sq. ft./manufacturing and office                owned
Southend-on-Sea, England                29,000 sq. ft./manufacturing, warehouse and            leased
                                        office

     We consider our plants and equipment to be well maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand our facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our credit facilities described in Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

     A subsidiary of the Company has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company's total contribution to such effort, which has been paid, was approximately $46,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. The Company is participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study which will be used by the EPA to determine what remedy, if any, should be required at the site. A draft remedial investigation was submitted to the EPA in August 1999, and a draft baseline risk assessment was submitted in October 1999. After review of the draft remedial investigation, the EPA requested and obtained additional sampling work from the PRP group. The final remedial investigation was submitted in 2000, and the feasibility study is expected to be completed in 2001. Because the study, which involves extensive testing required to characterize the existence, extent and nature of any contamination to determine potential remedies, has not yet been completed, an estimate of the Company's potential liability cannot be made. However, although CERCLA does provide for joint and several liability, because the Company's share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent, the Company believes any ultimate liability will not have a material adverse effect on the Company's results of operations or financial condition.

     Applied Biotech, Inc. ("ABI"), a subsidiary in our Diagnostics and Microbiology business segment, manufactures and supplies immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sells the tests to retailers who sell them over-the-counter to consumers. ABI supplies the product to Warner Lambert pursuant to a supply agreement which Warner Lambert claims requires ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. Conopco claims in the suit that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Conopco. ABI agreed to defend the lawsuit on behalf of Warner Lambert. In November 2000, the U.S. District Court granted a motion for summary judgment in favor of Warner Lambert and ABI, ruling that ABI's product does not infringe on the Conopco patents. The Company therefore believes the resolution of this lawsuit will not have a material adverse effect on the results of operations or financial condition of the Company. Additionally, another third party has contacted Warner Lambert regarding patents it holds which may apply to the Warner Lambert pregnancy test. Thus, Warner Lambert or ABI may in the future be subject to additional lawsuits by third parties for patent infringement with respect to these products. ABI believes it has meritorious defenses to these patents and will vigorously defend any such lawsuits against it, if brought.

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including product liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. Based upon the insurance available under our insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future. See Note 14 to our consolidated financial statements contained in
Item 8 of this Annual Report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Factors."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company made a number of important organizational changes in connection with the Spin-Off of SDS as discussed in Item 1, "Business -- General," above. Effective with the Spin-Off on December 11, 2000, Kenneth F. Yontz, the Company's Chairman of the Board, President and Chief Executive Officer stepped down as President and Chief Executive Officer. He was succeeded in those roles by Frank H. Jellinek, Jr. At that time, Dennis Brown and R. Jeffrey Harris stepped down as Vice President -- Finance, Chief Financial Officer and Treasurer, and Vice President -- General Counsel and Secretary, respectively. Jeffrey C. Leathe became Executive Vice President -- Finance, Chief Financial Officer and Treasurer and Michael K. Bresson became Executive Vice
President -- General Counsel and Secretary. Additional executive officers also took office effective with the Spin-Off. A complete list of the names, ages, positions and offices of our current executive officers, effective with the Spin-Off on December 11, 2000, follows. All executive officers hold office at the pleasure of the Board of Directors.

NAME                                        AGE                   POSITIONS
----                                        ---                   ---------
Kenneth F. Yontz..........................  56    Chairman of the Board
Frank H. Jellinek, Jr. ...................  55    President and Chief Executive Officer
Jeffrey C. Leathe.........................  44    Executive Vice President -- Finance, Chief
                                                  Financial Officer and Treasurer
Michael K. Bresson........................  42    Executive Vice President -- General
                                                  Counsel and Secretary
Verner Andersen...........................  44    Group President, Labware and Life Sciences
Mark F. Stuppy............................  46    Executive Vice President -- Sales and
                                                  Marketing, Clinical Products
Stephen K. Wiatt..........................  55    Executive Vice President -- Worldwide
                                                  Glass Operations
Peter Scheu...............................  35    Group President, Clinical Diagnostics
Yuh-geng Tsay.............................  52    Group President, Immunoassay Diagnostics

     The following sets forth the principal occupations of the executive officers, for the periods specified, as well as directorships of public companies.

     Mr. Yontz. President and Chief Executive Officer of the Company from October 1987 until December 2000; Chairman of the Board since December 1987; President and Chief Executive Officer of Sybron's predecessor from February 1986 until September 1992; Director of Sybron's predecessor from February 1986 to March 1988; previously Group Vice President and Executive Vice President of the Allen-Bradley

Company. Director of Playtex Products, Inc. and Viasystems Group, Inc.; Chairman of the Board of Sybron Dental Specialties, Inc.

     Mr. Jellinek. Director, President and Chief Executive Officer of Apogent since December 11, 2000; joined Erie Scientific Company in 1967 and served as President of Erie from 1975 to 1998; became Director, President and Chief Executive Officer of Sybron Laboratory Products Corporation ("SLP") on May 1, 1998; has from time to time held general management responsibilities for various businesses of Sybron's predecessor.

     Mr. Leathe. Joined Erie Scientific Company in 1990; has been Executive Vice President -- Chief Financial Officer, and Treasurer of SLP since May 1, 1998; was Vice President, Chief Financial Officer, and Treasurer of Erie Scientific from August, 1992 to May 1, 1998; became Executive Vice
President -- Chief Financial Officer and Treasurer of Apogent on December 11, 2000.

     Mr. Bresson. Joined SLP in April 1998 as SLP Group Counsel; was a partner with the law firm of Quarles & Brady LLP from October 1990 until April 1998 and an associate at Quarles & Brady from June 1983 until September 1990; became Executive Vice President -- General Counsel and Secretary of Apogent on December 11, 2000.

     Mr. Andersen. Became Vice President/General Manager of North American Operations of Nalge Nunc International Corporation ("NNI") in 1995; became President of NNI in August 1998; became SLP Group President, Labware and Life Sciences in November 1999; became Group President, Labware and Life Sciences, of Apogent on December 11, 2000.

     Mr. Stuppy. Joined Erie Scientific Company in 1976; became Vice President of Marketing at Erie in 1986; became Executive Vice President, Sales & Marketing of SLP in August 1998, and Executive Vice President -- Sales and Marketing, Clinical Products, of Apogent on December 11, 2000.

     Mr. Wiatt. Joined Erie Scientific Company in 1976; became Vice President of Manufacturing at Erie in 1978; became Executive Vice President, Worldwide Glass Operations of SLP in August 1998 and Executive Vice President -- Worldwide Glass Operations, of Apogent on December 11, 2000.

     Mr. Scheu. Joined Richard-Allan Scientific Company in 1995 as Executive Vice President and became President of Richard-Allan in October 1997; from 1989 to 1995, held various management positions in sales and marketing for Baxter International Corporation; became Group President, Clinical and Diagnostics, of Apogent on December 11, 2000.

     Dr. Tsay. Was President of Diagnostic Reagents, Inc. ("DRI") at the time the Company acquired the business in January 1998, and had served in that position since 1991; became President of Microgenics Corporation when the Company acquired it and merged it into DRI in June 1999; became Group President, Immunoassay Diagnostics, of Apogent on December 11, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our inception, we have not paid any cash dividends on our Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 7 to our consolidated financial statements contained in
Item 8 of this Annual Report for a description of certain restrictions on our ability to pay cash dividends. Subject to such limitations, any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements. We have no current intention to pay cash dividends on our Common Stock.

     Based upon record ownership as of December 12, 2000, the number of holders of our Common Stock is 413.

     Our Common Stock trades on the NYSE under the symbol "AOT" ("SYB" prior to the Spin-Off). The market information set forth below for our two most recent fiscal years is based on NYSE sales prices and has not been adjusted to reflect the Distribution of SDS in which one share of SDS Common Stock (and the associated preferred stock purchase right) was distributed for each three shares of the Company's Common Stock held of record as of November 30, 2000. Our Common Stock began to trade regular way post-Distribution on December 12, 2000.

1999                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  $27.062   $17.938
Second Quarter..............................................   28.938    22.750
Third Quarter...............................................   28.313    23.438
Fourth Quarter..............................................   30.813    25.000

2000                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  $27.813   $20.668
Second Quarter..............................................   29.313    21.375
Third Quarter...............................................   33.063    16.375
Fourth Quarter..............................................   25.875    19.063

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the five years in the period ended September 30, 2000. As a result of the Distribution, the consolidated data presented herein reflects the reclassification of the Company's former SDS subsidiary and its affiliates to discontinued operations. This selected financial information should be read in conjunction with our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

                                                      YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------------------------
                                      1996        1997         1998          1999         2000
                                    --------    --------    ----------    ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data(a):
Net sales.........................  $361,184    $439,940    $  557,762    $  715,037   $  863,575
Income from continuing
  operations......................    31,603      47,045        52,122        77,411       86,724
Discontinued operations...........    31,291(c)   41,493(c)     23,921(d)     47,965(c)     41,597(c)
Income before extraordinary
  items...........................    62,894      88,538        76,043       125,376      128,321
Extraordinary items...............        --        (404)(b)         --       17,171(e)         --
Net income........................    62,894      88,134        76,043       142,547      128,321
Earnings per share:
Basic earnings per common share
  from continuing operations......       .32(f)      .47           .51(f)        .75          .83(f)
Discontinued operations...........       .31         .41           .23           .46          .40
Extraordinary items...............        --          --            --           .17           --
Basic earnings per common share...       .63(f)      .88           .74(f)       1.38         1.23(f)
Diluted earnings per common share
  from continuing operations......       .31(f)      .45           .49(f)        .73          .81(f)
Discontinued operations...........       .31         .40           .23           .45          .39
Extraordinary items...............        --          --            --           .16           --
Diluted earnings per common
  share...........................       .62(f)      .85           .72(f)       1.34         1.20(f)

                                                         AS OF SEPTEMBER 30,
                                    -------------------------------------------------------------
                                      1996        1997         1998          1999         2000
                                    --------    --------    ----------    ----------   ----------
                                                           (IN THOUSANDS)
Balance Sheet Data:
  Net assets of discontinued
     operations...................  $175,403    $104,800    $  129,508    $  155,595   $  152,970
  Total assets....................   843,579     975,084     1,227,852     1,539,975    1,792,364
  Loans and advances from SDS.....    84,137      55,176        29,088        56,777       77,762
  Long-term debt..................   317,384     416,740       541,914       642,268      703,853
  Shareholders' equity............   291,616     378,649       475,244       625,344      749,516

---------------

(a) Includes results of acquired companies since their effective dates of acquisition with the exception of the merger of National Scientific Company ("National") with a wholly owned subsidiary of the Company formed for that purpose, whose results are included from October 1, 1996, the beginning of the fiscal year in which the merger occurred. (Results of National prior to October 1, 1996 qualified as an immaterial pooling of interests in relation to the operations taken as a whole.) See Note 15 to our consolidated financial statements contained in Item 8 of this Annual Report.

(b) Amount resulted from the refinancing of our debt. See Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report.

(c) Amounts resulted from the operations of NPT of $2,840, $4,698 and $121 in 1996, 1997 and 1999, respectively which was sold on March 31, 1999 and the operations of SDS and its affiliates of $28,451, $36,795, $47,844 and $41,597 in 1996, 1997, 1999 and 2000, respectively, which became an unaffiliated company on December 11, 2000 as a result of the Spin-Off. See
     Note 15 to our consolidated financial statements contained in Item 8 of this Annual Report.

(d) Amount includes an expense of $7,750 from the settlement of environmental litigation relating to a facility which was sold in 1983 as part of a discontinued operation, income of $3,848 from the operations of NPT, sold on March 31, 1999 and $27,823 from the operations of SDS and its affiliates, spun off on December 11, 2000. See Notes 15 and 16 to our consolidated financial statements contained in Item 8 of this Annual Report.

(e)  Amount represents gain on the March 31, 1999 sale of NPT.

(f) Includes a reduction for restructuring charges of $.01, $.05 and $.07 per basic and diluted common share in 1996, 1998 and 2000, respectively. See
     Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On December 11, 2000, Sybron International Corporation doing business as Apogent Technologies ("Apogent" or the "Company") completed the spin-off of its dental business as a separate publicly traded company. The spin-off was effected by way of a pro rata distribution of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. ("SDS") to the Company's shareholders (the "Distribution" or "Spin-Off"). SDS is now an independent public company operating what was the Company's dental business. Apogent continues to operate the laboratory and life science business.

     Immediately prior to the Distribution, Sybron Dental Management, Inc. ("SDM"), then a subsidiary of the Company, paid a cash dividend (the "Dividend") to the Company which was used to settle all intercompany loans and advances and to reflect an allocation of bank debt to SDS. Immediately after payment of the dividend, SDM became a subsidiary of SDS. The allocation of bank debt to SDS was $375 million.

     As a result of the Spin-Off, all historical financial data relating to the operations of SDS and its affiliates has been reclassified to discontinued operations.

     The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in Item 8 of this Annual Report.

SPECIAL CHARGES

     Our results for 2000 include charges of approximately $11.3 million ($7.5 million after tax) with respect to the restructuring of various parts of our business. These charges relate primarily to restructured staffing (approximately $5.5 million), operating location rationalization (approximately $2.7 million), product rationalization (approximately $2.1 million), and a tax expense from the restructuring of our U.K. operations (approximately $1.0 million). Of these charges approximately $7.4 million will be cash expenditures. Through September 30, 2000, approximately $1.1 million has been paid. These charges are referred to as the "2000 Special Charges." The actions related to the 2000 Special Charges are expected to eliminate annual costs of approximately $6.6 million. Savings were projected to result from: i) reduced salaries and related expenses as a result of consolidating our CASCO operations with our Microgenics operation, a reduction of workforce at NNI's Naperville facility, and the elimination of corporate personnel in Milwaukee (approximately $5.6 million);
ii) the consolidation of several facilities, including those of CASCO, NNI Biotech and Naperville (approximately $0.8 million); and iii) the elimination of product lines that are either duplicative or no longer meet management's profitability expectations (approximately $0.2 million). We do not anticipate, and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

     Our results for 1999 include a charge of approximately $0.3 million ($0.2 million after tax) relating to adjustments made to the 1998 restructuring reserve, consisting of additional severance. This charge is referred to herein as the "1999 Special Charge." All historical financial data relating to SDS and its affiliates and Nalge Process Technologies Group, Inc. ("NPT"), which was sold in 1999, have been reclassified to discontinued operations.

     Our results for 1998 contain charges with respect to the restructuring of our laboratory group. These charges are collectively referred to herein as the "1998 Special Charges," and together with the 1999 Special Charge and the 2000 Special Charges, are referred to as the "Special Charges."

     The 1998 Special Charges totaled $8.5 million ($5.4 million after tax) and consisted of items relating to the realignment of our laboratory subsidiaries under Sybron Laboratory Products Corporation ("SLP"). This restructuring charge consisted primarily of severance expenditures associated with the consolidation of certain functions, the restructuring of sales and marketing activities, and costs associated with exiting certain product lines. In 1999, an additional $0.3 million was added to this reserve as an adjustment to original severance estimates. We expect no additional adjustments to this reserve. Approximately $3.9 million of these charges are cash expenditures of which $1.0 million was paid in 1998, $2.0 was paid in 1999 and $0.7 million was paid in 2000. Of the remaining $0.2 million, we expect to pay the remaining balance in 2001.

     These actions eliminated annual costs of approximately $5.3 million. The savings at SLP were revised from the original estimate of $6.1 million to eliminate savings associated with the discontinued operations of NPT. Savings at SLP were projected to result from: i) reduced salaries and related expenses associated with the elimination of duplicative sales, marketing and administrative personnel at Nalge Nunc International (approximately $2.5 million); ii) reduced salaries and related expenses from consolidating sales, marketing and administrative personnel at Remel Inc. and Alexon Trend (approximately $1.2 million); iii) reduced salaries and related expenses associated with eliminating duplicative sales personnel due to product line consolidation at Owl Separation Systems, Inc. (approximately $0.7 million); iv) reduced salaries and related expenses associated with eliminating duplicative sales, information systems and marketing personnel at Barnstead Thermolyne Corporation (approximately $0.5 million); and v) reduced salaries and related expenses associated with eliminating duplicative sales and administrative functions at other SLP locations (approximately $0.4 million).

     The Company has achieved actual savings in line with these expectations. We do not anticipate, and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

     Restructuring activity related to the 1998 Special Charges since June 30, 1998 and its components are as follows:

                                                     LEASE     INVENTORY   FIXED
                                        SEVERANCE   PAYMENTS   WRITE-OFF   ASSETS   GOODWILL
                                           (A)        (B)         (C)       (C)       (D)      TOTAL
                                        ---------   --------   ---------   ------   --------   ------
                                                               (IN THOUSANDS)
1998 Restructuring Charge.............   $3,400       $200      $1,800     $1,000    $2,100    $8,500
1998 Cash payments....................      900        100          --         --        --     1,000
1998 Non-cash charges.................       --         --       1,800      1,000     2,100     4,900
                                         ------       ----      ------     ------    ------    ------
September 30, 1998 balance............   $2,500       $100      $   --     $   --    $   --    $2,600
1999 Cash payments....................    1,900        100          --         --        --     2,000
Adjustments(a)........................      300         --          --         --        --       300
                                         ------       ----      ------     ------    ------    ------
September 30, 1999 balance............   $  900       $ --      $   --     $   --    $   --    $  900
2000 Cash payments....................      700                                                   700
                                         ------       ----      ------     ------    ------    ------
September 30, 2000 balance............   $  200       $         $          $         $         $  200
                                         ======       ====      ======     ======    ======    ======

---------------

(a) Amount represents severance and termination costs for approximately 65 terminated employees (primarily sales and marketing personnel). As of September 30, 2000, all 65 employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $0.3 million was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing under accruals for anticipated costs associated with severance associated with employees who were previously notified of termination. No additional employees will be terminated under this restructuring plan.

(b)  Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)  Amount represents goodwill associated with exited product lines.

     Restructuring activity related to the 2000 Special Charges and its components are as follows:

                                                         FIXED       LEASE      SHUT-DOWN
                                 SEVERANCE   INVENTORY   ASSETS   COMMITMENTS     COSTS      TAX
                                    (A)         (B)       (B)         (C)          (C)       (D)     OTHER    TOTAL
                                 ---------   ---------   ------   -----------   ---------   ------   -----   -------
                                                                   (IN THOUSANDS)
2000 Restructuring charge......   $5,500      $2,100     $1,000      $500         $300      $1,000   $900    $11,300
2000 Cash payments.............    1,100          --         --        --           --          --     --      1,100
2000 Non-cash charges..........       --       2,100      1,000        --           --          --    800      3,900
                                  ------      ------     ------      ----         ----      ------   ----    -------
September 30, 2000 balance.....   $4,400      $   --     $   --      $500         $300      $1,000   $100    $ 6,300
                                  ======      ======     ======      ====         ====      ======   ====    =======

---------------

(a) Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of September 30, 2000, 48 employees have been terminated as a result of the restructuring plan.

(b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(c)  Amount represents lease payments and shut down costs on exited facilities.

(d) Amount represents income tax expense associated with the restructuring of our U.K. facilities.

     The Company expects to make cash payments of approximately $1.7 million, $0.8 million, $2.2 million and $0.4 million in each of the four quarters of fiscal 2001 and $1.2 million in fiscal 2002 and beyond.

     We do not anticipate significant offsets to savings in either increased expenses or reduced revenues.

SALES GROWTH

     Both our net sales and operating income grew in 2000 from the previous year. Net sales in 2000 increased by 20.8% over 1999. Operating income in 2000 increased by 14.1% over 1999, influenced by the Special Charges discussed above. Excluding the Special Charges, operating income increased by 20.0% over 1999.

     Sales growth for the year ended September 30, 2000 was strong both domestically and internationally. Domestic and international sales increased by 18.3% and 28.7%, respectively, over the prior year. International sales were negatively impacted by the strengthening of the U.S. dollar. If currency effects were removed from sales, the international increase over 1999 would have been 32.1%.

2000 ACQUISITIONS

     As discussed in Item 1, "Business -- General," we have maintained an active program of developing and marketing both new products and product line extensions. We believe that new product introductions are important to the ability of our operating subsidiaries to maintain their competitive positions. We have also pursued numerous acquisition opportunities, completing more than 70 acquisitions since 1993, 10 of which we completed in 2000. Acquisitions completed in 2000 were as follows:

                                            APPROXIMATE
                                         ANNUAL SALES PRIOR   ACQUISITION
                COMPANY                    TO ACQUISITION        DATE                 DESCRIPTION
                -------                  ------------------   -----------             -----------
                                         Labware and Life Sciences
------------------------------------------------------------------------------------------------------------

Robbins Scientific Corporation.........    $19.6 million         10/99      Manufacturer of biomedical
                                                                            products used in certain types
                                                                            of high throughput screening,
                                                                            molecular biology, chemical
                                                                            synthesis and tissue typing.
Versi Dry(R) product line of National
  Packaging Services Corporation.......    $ 2.5 million          2/00      Absorbent pads used in research
                                                                            and industrial laboratories
                                                                            designed to absorb and contain
                                                                            chemicals and other spillage
                                                                            occurring in the laboratory.
Sun International......................    $ 5.8 million          2/00      Supplier of consumables for
                                                                            high-pressure liquid
                                                                            chromatography, gas
                                                                            chromatography and high
                                                                            throughput screening
                                                                            applications.
Genevac Limited........................    $10.6 million          5/00      Manufacturer of specialty
                                                                            evaporators used in chemical,
                                                                            agrochemical and biotechnology
                                                                            laboratories for drug discovery
                                                                            and other chemistry-related
                                                                            applications.
Genevac Inc. ..........................    $ 1.6 million          5/00      Distributor of specialty
                                                                            evaporators used in chemical,
                                                                            agrochemical and biotechnology
                                                                            laboratories for drug discovery
                                                                            and other chemistry-related
                                                                            applications.
                                          Clinical and Industrial
------------------------------------------------------------------------------------------------------------

Microm Laborgerate GmbH................    $20.7 million         10/99      Manufacturer of microtomes and
                                                                            other histology instrumentation.
Lab Vision Corporation.................    $ 7.5 million          8/00      Manufacturer of automated
                                                                            staining instruments and
                                                                            antibodies used in
                                                                            immunohistochemistry
                                                                            laboratories.
                                        Diagnostics and Microbiology
------------------------------------------------------------------------------------------------------------

Consolidated Technologies Inc. ........    $ 7.8 million          3/00      Manufacturer of intermediate
                                                                            biological products,
                                                                            calibration, and controls used
                                                                            in immunology, clinical
                                                                            chemistry, toxicology,
                                                                            infectious disease and nucleic
                                                                            acid testing.

                                            APPROXIMATE
                                         ANNUAL SALES PRIOR   ACQUISITION
                COMPANY                    TO ACQUISITION        DATE                 DESCRIPTION
                -------                  ------------------   -----------             -----------
Murex bacteriology latex agglutination
  product line of Abbott Laboratories..    $20.5 million          8/00      Manufacturer of latex
                                                                            agglutination bacteriology
                                                                            products including antisera,
                                                                            agglutination reagents, latex
                                                                            reagents and stained
                                                                            suspensions.
The thyroid and coagulation products of
  Axis Shield..........................    $ 4.5 million          9/00      Distributor of thyroid and
                                                                            coagulation diagnostic products.

     These acquisitions are consistent with our strategy of acquiring product lines that complement our existing products or technologies. We intend to continue to seek out acquisition candidates consistent with our strategy. However, there can be no assurance of the number or size of future acquisitions.

INTERNATIONAL OPERATIONS

     Portions of our sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be affected by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be affected by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

     From time to time we may employ currency hedges to mitigate the effect of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. In November 1999, we employed a series of foreign currency options with a U.S. dollar notional amount of approximately $9.4 million at a cost of approximately $0.3 million. These options were designed to protect the Company from potential detrimental effects of currency movements associated with the U.S. dollar versus the Danish Krone in the second, third and fourth quarters of fiscal 2000 as compared to the second, third and fourth quarters of 1999. No foreign currency hedges are in place for fiscal 2001.

     The following table sets forth our domestic sales and sales outside the United States in 1998, 1999 and 2000. See also Note 16 to our consolidated financial statements contained in Item 8 of this Annual Report.

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Domestic net sales...................................  $422,055   $543,846   $643,188
International net sales..............................   135,707    171,191    220,387
                                                       --------   --------   --------
Total net sales......................................  $557,762   $715,037   $863,575
                                                       ========   ========   ========

LEGAL PROCEEDINGS

     Our subsidiaries are at any one time subject to a number of lawsuits or subject to claims arising out of their respective operations. For information regarding legal proceedings that may influence our performance, see Item 3, "Legal Proceedings."

RESULTS OF OPERATIONS

  YEAR ENDED SEPTEMBER 30, 2000
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1999

  NET SALES.

                                                                      DOLLAR    PERCENT
NET SALES: (IN THOUSANDS)                        1999       2000      CHANGE    CHANGE
-------------------------                      --------   --------   --------   -------
Labware and Life Sciences....................  $268,788   $347,437   $ 78,649    29.3%
Clinical and Industrial......................   176,059    208,686     32,627    18.5%
Diagnostics and Microbiology.................   171,647    210,147     38,500    22.4%
Laboratory Equipment.........................    98,543     97,305     (1,238)   (1.3)%
                                               --------   --------   --------    ----
Total Net Sales..............................  $715,037   $863,575   $148,538    20.8%
                                               ========   ========   ========    ====

     Overall Company. Net sales for the year ended September 30, 2000 increased by $148.5 million or 20.8% from 1999.

     Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $65.4 million), (b) increased net sales of existing products (approximately $8.9 million), (c) increased net sales of new products (approximately $4.1 million) and (d) price increases (approximately $3.0 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $2.7 million).

     Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $30.0 million), (b) price increases (approximately $4.6 million) and (c) increased net sales of existing products (approximately $0.5 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $2.5 million).

     Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies (approximately $30.1 million), (b) increased net sales of new products (approximately $3.9 million), (c) increased net sales of existing products (approximately $3.4 million) and (d) price increases (approximately $1.7 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $0.6 million).

     Laboratory Equipment. Decreased net sales in the Laboratory Equipment segment resulted primarily from: (a) decreased sales of existing products (approximately $4.4 million) and (b) unfavorable foreign currency fluctuations (approximately $0.2 million). Decreased net sales were partially offset by: (a) net sales of new products (approximately $2.1 million), (b) price increases (approximately $1.1 million) and (c) net sales of products of acquired companies (approximately $0.1 million).

  GROSS PROFIT.

                                               PERCENT OF              PERCENT OF   DOLLAR    PERCENT
GROSS PROFIT: (IN THOUSANDS)          1999       SALES        2000       SALES      CHANGE    CHANGE
----------------------------        --------   ----------   --------   ----------   -------   -------
Labware and Life Sciences.........  $136,004      50.6%     $179,460      51.7%     $43,456    32.0%
Clinical and Industrial...........    75,407      42.8%       89,667      43.0%      14,260    18.9%
Diagnostics and Microbiology......    89,458      52.1%      111,651      53.1%      22,193    24.8%
Laboratory Equipment..............    41,089      41.7%       41,352      42.5%         263     0.6%
                                    --------      ----      --------      ----      -------    ----
Total Gross Profit................  $341,958      47.8%     $422,130      48.9%     $80,172    23.4%
                                    ========      ====      ========      ====      =======    ====

     Overall Company. Gross profit for the year ended September 30, 2000 increased by $80.2 million or 23.4% from 1999.

     Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $36.2 million), (b) increased volume (approximately $7.2 million), (c) a favorable product mix (approximately $4.6 million), (d) price increases

(approximately $3.0 million), (e) favorable foreign currency fluctuations (approximately $1.0 million) and (f) inventory valuation adjustments (approximately $1.1 million). Increased gross profit was partially offset by:
(a) increased manufacturing overhead (approximately $7.8 million) and (b) the non-recurring 2000 Special Charges (approximately $1.8 million).

     Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $11.3 million), (b) a favorable product mix (approximately $2.1 million), (c) price increases (approximately $4.6 million),
(d) increased volume (approximately $0.9 million) and (f) inventory valuation adjustments (approximately $0.4 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $4.8 million) and
(b) unfavorable foreign currency fluctuations (approximately $0.3 million).

     Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies (approximately $19.9 million), (b) a favorable product mix (approximately $5.3 million), (c) price increases (approximately $1.7 million) and (d) increased volume (approximately $0.4 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $2.5 million), (b) the non-recurring 2000 Special Charges (approximately $2.4 million) and (c) unfavorable foreign currency fluctuations (approximately $0.3 million).

     Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) price increases (approximately $1.1 million), (b) a favorable product mix (approximately $0.5 million) and (c) the effects of acquired companies (approximately $0.2 million). Increased gross profit was partially offset by: (a) reduced volume (approximately $1.2 million),
(b) increased manufacturing overhead (approximately $0.1 million), (c) the non-recurring 2000 Special Charges (approximately $0.1 million) and (d) unfavorable foreign currency fluctuations (approximately $0.1 million).

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SELLING GENERAL AND ADMINISTRATIVE             PERCENT OF              PERCENT OF   DOLLAR    PERCENT
EXPENSES: (IN THOUSANDS)              1999       SALES        2000       SALES      CHANGE    CHANGE
----------------------------------  --------   ----------   --------   ----------   -------   -------
Labware and Life Sciences.........  $ 68,600     25.5%      $100,365     28.9%      $31,765    46.3%
Clinical and Industrial...........    30,102     17.1%        37,077     17.8%        6,975    23.2%
Diagnostics and Microbiology......    46,246     26.9%        60,797     28.9%       14,551    31.5%
Laboratory Equipment..............    20,632     20.9%        21,148     21.7%          516     2.5%
Corporate Office..................     7,252      N/A          9,754      N/A         2,502    34.5%
                                    --------      ---       --------      ---       -------    ----
Total Selling, General and
  Administrative Expenses.........  $172,832     24.2%      $229,141     26.5%      $56,309    32.6%
                                    ========      ===       ========      ===       =======    ====

     Overall Company. Selling, general and administrative expenses for the year ended September 30, 2000 increased by $56.3 million or 32.6% from 1999.

     Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $19.9 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $6.2 million),
(c) increased marketing expenses (approximately $4.3 million), (d) the non-recurring 2000 Special Charges (approximately $1.3 million) and (e) increased general and administrative expenses (approximately $1.2 million), partially offset by favorable foreign currency fluctuations (approximately $1.2 million).

     Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $6.2 million), (b) increased marketing expenses (approximately $1.3 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.0 million) and (d) the non-recurring 2000 Special Charges (approximately $0.1 million), partially offset by: (a) a reduction in general and administrative expenses (approximately $1.2 million) and (b) favorable foreign currency fluctuations (approximately $0.5 million).

     Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $6.8 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $4.6 million), (c) the non-recurring 2000 Special Charges (approximately $2.1 million) and (d) increased marketing expenses (approximately $3.1 million), partially offset by: (a) decreased general and administrative expenses (approximately $1.1 million), (b) decreased research and development expense (approximately $0.6 million) and (c) favorable foreign currency fluctuations (approximately $0.3 million).

     Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $0.5 million), (b) the non-recurring 2000 Special Charges (approximately $0.5 million), (c) increased research and development expenses (approximately $0.3 million) and (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.2 million), partially offset by: (a) decreased marketing expenses (approximately $0.8 million) and (b) decreased general and administrative expenses (approximately $0.2 million).

     Corporate Office. Increased general and administrative expenses at the corporate office resulted primarily from: (a) the non-recurring 2000 Special Charges (approximately $1.7 million), (b) a decrease in expenses charged to SDS as a result of a decrease in domestic sales at SDS in proportion to the domestic sales of the Company (approximately $1.3 million) and (c) an increase in legal and professional fees (approximately $0.3 million), partially offset by a reduction in employee compensation and benefits (approximately $0.8 million)

  OPERATING INCOME.

                                                PERCENT               PERCENT OF   DOLLAR    PERCENT
OPERATING INCOME (IN THOUSANDS)        1999     OF SALES     2000       SALES      CHANGE    CHANGE
-------------------------------      --------   --------   --------   ----------   -------   -------
Labware and Life Sciences..........  $ 67,404    25.1%     $ 79,095     22.8%      $11,691    17.3%
Clinical and Industrial............    45,305    25.7%       52,590     25.2%        7,285    16.1%
Diagnostics and Microbiology.......    43,212    25.2%       50,854     24.2%        7,642    17.7%
Laboratory Equipment...............    20,457    20.8%       20,204     20.8%         (253)   (1.2)%
Corporate Office...................    (7,252)    N/A        (9,754)     N/A        (2,502)   34.5%
                                     --------     ---      --------      ---       -------    ----
Total Operating Income.............  $169,126    23.7%     $192,989     22.3%      $23,863    14.1%
                                     ========     ===      ========      ===       =======    ====

     As a result of the foregoing, operating income in 2000 increased by 14.1% or $23.9 million over operating income in 1999.

  INTEREST EXPENSE.

     Interest expense was $48.7 million in 2000, an increase of $8.6 million from 1999. The increase resulted from higher average debt balances resulting primarily from funding acquisitions and increased interest rates in 2000.

  INCOME TAXES.

     Taxes on income from continuing operations were $57.6 million, an increase of $7.6 million from 1999. The increase resulted primarily from increased taxable earnings.

  INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM.

     As a result of the foregoing we had net income from continuing operations of $86.7 million in 2000, as compared to $77.4 million in 1999.

  DISCONTINUED OPERATIONS.

     Income from discontinued operations was $41.6 million in 2000, a decrease of $6.4 million from income of $48.0 million in 1999. The decrease in income from discontinued operations resulted primarily from restructuring charges incurred at SDS in 2000 of approximately $5.9 million, net of tax.

  EXTRAORDINARY ITEM.

     Income from an extraordinary item decreased by $17.2 million and related to a non recurring gain on the sale of the Company's Nalge Process Technologies Group, Inc. in 1999.

  NET INCOME.

     As a result of the foregoing, we had net income of $128.3 million in 2000, as compared to net income of $142.5 million in 1999.

  DEPRECIATION AND AMORTIZATION.

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $17.6 million in 2000 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

  NEW ACCOUNTING PRONOUNCEMENTS.

     On October 1, 2000, the Company adopted Financial Accounting Standard Board Opinions No. 133 as modified by FASB Opinion No. 138. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. They require the recognition of all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. At October 1, 2000 the Company had no freestanding derivatives in place other than interest rate swaps used to hedge variable rate long-term debt and had no material embedded derivatives. The interest rate swaps meet the criteria for cash flow hedge accounting. As a result, the swaps are recorded on the balance sheet as an asset at fair value with the corresponding gain or loss recorded in other comprehensive income beginning October 1, 2000. The impact on other comprehensive income upon adoption of the standard was an unrealized gain, net of tax, of approximately $2.5 million.

     On September 29, 2000, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 140, Accounting of Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 modifies and replaces Statement of Financial Accounting Standards No. 125. SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities and will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities, and is applicable prospectively. Adoption of the statement in 2001 is not expected to have any material affect on the consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" -- an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee ("APB #25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We adopted FIN 44 during the year ended September 30, 2000. This adoption did not have a material effect on our consolidated financial position or results of operations.

  YEAR ENDED SEPTEMBER 30, 1999
  COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1998

  NET SALES.

                                                                              DOLLAR    PERCENT
NET SALES: (IN THOUSANDS)                                1998       1999      CHANGE    CHANGE
-------------------------                              --------   --------   --------   -------
Labware and Life Sciences............................  $228,775   $268,788   $ 40,013    17.5%
Clinical and Industrial..............................   135,438    176,059     40,621    30.0%
Diagnostics and Microbiology.........................   114,683    171,647     56,964    49.7%
Laboratory Equipment.................................    78,866     98,543     19,677    24.9%
                                                       --------   --------   --------    ----
Total Net Sales......................................  $557,762   $715,037   $157,275    28.2%
                                                       ========   ========   ========    ====

     Overall Company. Net sales for the year ended September 30, 1999 increased by $157.3 million or 28.2% from 1998.

     Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $22.1 million), (b) increased net sales of existing products (approximately $10.5 million), (c) increased net sales of new products (approximately $3.6 million), (d) price increases (approximately $2.2 million) and (e) favorable foreign currency fluctuations (approximately $1.6 million).

     Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $32.4 million), (b) increased net sales of existing products (approximately $4.0 million), (c) price increases (approximately $3.9 million) and (d) increased net sales of new products (approximately $0.2 million).

     Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies (approximately $50.1 million), (b) increased net sales of existing products (approximately $4.9 million), (c) price increases (approximately $1.2 million) and (d) increased net sales of new products (approximately $0.8 million).

     Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from: (a) net sales of products of acquired companies (approximately $21.6 million), (b) increased net sales of new products (approximately $2.8 million) and (c) price increases (approximately $1.4 million). Increased net sales were partially offset by decreased sales of existing products (approximately $6.0 million).

  GROSS PROFIT.

                                               PERCENT OF              PERCENT OF   DOLLAR    PERCENT
GROSS PROFIT: (IN THOUSANDS)          1998       SALES        1999       SALES      CHANGE    CHANGE
----------------------------        --------   ----------   --------   ----------   -------   -------
Labware and Life Sciences.........  $115,724      50.6%     $136,004      50.6%     $20,280    17.5%
Clinical and Industrial...........    57,351      42.3%       75,407      42.8%      18,056    31.5%
Diagnostics and Microbiology......    59,407      51.8%       89,458      52.1%      30,051    50.6%
Laboratory Equipment..............    34,697      44.0%       41,089      41.7%       6,392    18.4%
                                    --------      ----      --------      ----      -------    ----
Total Gross Profit................  $267,179      47.9%     $341,958      47.8%     $74,779    28.0%
                                    ========      ====      ========      ====      =======    ====

     Overall Company. Gross profit for the year ended September 30, 1999 increased by $74.8 million or 28.0% from 1998.

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

     Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies (approximately $28.7 million), (b) a favorable product mix (approximately $2.4 million), (c) price increases (approximately $1.2 million),
(d) increased volume (approximately $1.2 million) and (e) the non-recurring 1998 Special Charges (approximately $0.7 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $4.0 million) and (b) inventory valuation adjustments (approximately $0.3 million).

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

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SELLING, GENERAL AND ADMINISTRATIVE             PERCENT OF              PERCENT OF   DOLLAR    PERCENT
EXPENSES: (IN THOUSANDS)               1998       SALES        1999       SALES      CHANGE    CHANGE
-----------------------------------  --------   ----------   --------   ----------   -------   -------
Labware and Life Sciences.........   $ 65,570     28.7%      $ 68,600     25.5%      $ 3,030     4.6%
Clinical and Industrial...........     23,082     17.0%        30,102     17.1%        7,020    30.4%
Diagnostics and Microbiology......     34,294     29.9%        46,246     26.9%       11,952    34.9%
Laboratory Equipment..............     16,405     20.8%        20,632     20.9%        4,227    25.8%
Corporate Office..................      5,410      N/A          7,252      N/A         1,842    34.0%
                                     --------      ---       --------      ---       -------    ----
Total Selling General and
  Administrative Expenses.........   $144,761     26.0%      $172,832     24.2%      $28,071    19.4%
                                     ========      ===       ========      ===       =======    ====

     Overall Company. Selling, general and administrative expenses for the year ended September 30, 1999 increased by $28.1 million or 19.4% from 1998.

     Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $4.9 million), (b) increased general and administrative expenses (approximately $1.6 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.9 million) and (d) unfavorable foreign currency fluctuations (approximately $0.5 million), partially offset by: (a) decreased marketing expenses (approximately $2.3 million) and (b) the non-recurring 1998 Special Charges (approximately $2.4 million).

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

(e) unfavorable foreign currency fluctuations (approximately $0.2 million) and
(f) the non-recurring 1999 Special Charges (approximately $0.2 million), partially offset by non-recurring 1998 Special Charges (approximately $0.4 million).

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

     Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $3.5 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.4 million),
(c) increased general and administrative expenses (approximately $0.6 million),
(d) increased marketing expenses (approximately $0.3 million) and (e) increased research and development expenses (approximately $0.1 million), partially offset by: (a) the non-recurring 1998 Special Charges (approximately $0.4 million) and
(b) favorable foreign currency fluctuations (approximately $0.1 million).

     Corporate Office. Increased general and administrative expenses at the corporate office resulted primarily from: (a) an increase in legal expense and professional fees (approximately $0.8 million), (b) increased salaries and benefits (approximately $0.7 million) and (c) a decrease in the expenses charged to SDS (approximately $0.3 million).

  OPERATING INCOME.

                                               PERCENT OF              PERCENT OF   DOLLAR    PERCENT
OPERATING INCOME: (IN THOUSANDS)      1998       SALES        1999       SALES      CHANGE    CHANGE
--------------------------------    --------   ----------   --------   ----------   -------   -------
Labware and Life Sciences.........  $ 50,154     21.9%      $ 67,404     25.1%      $17,250    34.4%
Clinical and Industrial...........    34,269     25.3%        45,305     25.7%       11,036    32.2%
Diagnostics and Microbiology......    25,113     21.9%        43,212     25.2%       18,099    72.1%
Laboratory Equipment..............    18,292     23.2%        20,457     20.8%        2,165    11.8%
Corporate Office..................    (5,410)     N/A         (7,252)     N/A        (1,842)   34.0%
                                    --------      ---       --------      ---       -------    ----
Total Operating Income............  $122,418     21.9%      $169,126     23.7%      $46,708    38.2%
                                    ========      ===       ========      ===       =======    ====

     As a result of the foregoing, operating income in 1999 increased by 38.2% or $46.7 million over operating income in 1998.

  INTEREST EXPENSE.

     Interest expense was $40.1 million in 1999, an increase of $6.3 million from 1998. The increase resulted from a higher average debt balance in 1999, resulting primarily from funding acquisitions, partially offset by the reduction of debt from our sale of NPT.

  INCOME TAXES.

     Taxes on income from continuing operations were $50.0 million, an increase of $15.3 million from 1998. The increase resulted primarily from increased taxable earnings offset partially by a lower effective tax rate.

  INCOME FROM CONTINUING OPERATIONS.

     As a result of the foregoing we had net income from continuing operations of $77.4 million in 1999, as compared to $52.1 million in 1998.

  DISCONTINUED OPERATIONS.

     Income from discontinued operations was $48.0 million in 1999, an increase of $24.0 million from $23.9 million in 1998. The 1998 discontinued operations resulted from income from the operations of SDS of $27.9 million net of tax, a non-recurring charge of $7.8 million net of tax related to a legal settlement partially offset by the operating results of NPT $3.8 million net of tax. The 1999 discontinued operations represent results of SDS of $47.8 million and the results of NPT of $0.1 million through the sale date of March 31, 1999.

  EXTRAORDINARY ITEM.

     On March 31, 1999 Sybron completed the sale of NPT to Norton Performance Plastics Corporation. Net proceeds from the sale, net of $1.9 million of selling expenses and a reduction to the original purchase price of approximately $2.6 million, amounted to $83.2 million. The Company realized a gain on this sale of $17.2 million (net of tax of $15.8 million). The proceeds of the sale net of tax and expenses were used to repay approximately $67.9 million of debt under the Company's credit facilities.

  NET INCOME.

     As a result of the foregoing, we had net income of $142.5 million in 1999, as compared to net income of $76.0 million in 1998.

  DEPRECIATION AND AMORTIZATION.

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $10.2 million in 1999 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the acquisition of the Company's predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $187.7 million in 2000, primarily as a result of continued acquisition activity.

     Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the 1987 acquisition and our subsequent refinancings, our obligation to pay rent under the Sale/ Leaseback facility (as defined herein), our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring in 2000, and the periodic expansion of physical facilities. It is currently our intent to pursue our acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, a certain acquisition previously completed contains an "earnout provision" requiring a further payment of $6 million in the future if certain financial results are achieved by the acquired company. Apogent expects this "earnout payment" to be made in fiscal 2001. Approximately $116.5 million of cash was generated from operating activities in 2000, an increase of $1.4 million from 1999. Increased cash flow resulted from an increase in non-cash depreciation and amortization charged against net income (approximately $17.6 million) partially offset by a decrease in cash flow from operating activities resulting primarily from a decrease in net income (approximately $14.2 million) and an increase in net assets (approximately $2.0 million). Approximately $193.2 million of cash was used in investing activities in 2000, a decrease of $2.3 million, or 1.2%, from 1999. Decreased investing activities resulted primarily from a decrease in acquisitions (approximately $42.8 million), a non-recurring purchase of a security in 1999 (approximately $50.5 million), an increase in dividends from Sybron Dental Management, Inc. ("SDM"), now a subsidiary of SDS, (approximately $22.0 million) partially offset by non-recurring sale of NPT in 1999 (approximately $88.4 million), increased capital expenditures (approximately $12.6 million), an increase in capital contributions to SDM (approximately $5.2 million) and a decrease in the net change in advances and loans to SDM (approximately $6.7 million). Approximately $77.7 million of cash was provided from financing activities, primarily from proceeds from the Company's Old Credit Facilities (as defined later herein) (net of repayments) (approximately $57.8 million), proceeds from the exercise of employee stock options (approximately $12.6 million) and other financing sources (approximately $7.3 million). With respect to the 2000 Special Charges of approximately $11.3 million, of which approximately $7.4 million represents cash expenditures, as of September 30, 2000 we have made cash payments of approximately $1.1 million. The Company expects to make future cash payments of approximately $5.1 million in fiscal 2001 and approximately $1.2 million in fiscal 2002 and beyond.

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

     Prior to the Spin-Off, the Company was party to a credit agreement (as amended to date, the "Old Credit Agreement") with The Chase Manhattan Bank ("Chase") and certain other lenders providing for a tranche A term loan facility of $300 million (the "Old Tranche A Term Loan Facility"), a tranche B term loan facility of $300 million (the "Old Tranche B Term Loan Facility") and a revolving credit facility of up to $600 million (the "Old Revolving Credit Facility," and together with the Old Tranche A Term Loan Facility and the Old Tranche B Term Loan Facility, the "Old Credit Facilities"). Both the Company and SDM were obligors under the Old Credit Facilities and as such, certain outstanding amounts under the Old Credit Facilities were historically recorded on the books of SDM. Outstanding amounts under the Old Tranche A Term Loan Facility, the Old Tranche B Term Loan Facility and the Old Revolving Credit Facility at September 30, 2000 (including amounts recorded on the books of SDM) were $270.8 million, $299.3 million and $379.0 million, respectively. Outstanding amounts under the Old Tranche A Term Loan Facility, the Old Tranche B Term Loan Facility and the Old Revolving Credit Facility at September 30, 2000 recorded on the books of the Company were $201.0 million, $179.9 million and $256.4 million, respectively.

     On December 1, 2000, the Company entered into a new credit agreement (the "Credit Agreement") with Chase and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility") due in a single payment on December 1, 2005, and a revolving credit facility of up to $500 million for a period of up to five years (the "Revolving Credit Facility") and together with the Term Loan Facility, the "Credit Facilities"). On December 11, 2000, the Company borrowed approximately $563.0 million under the Credit Facilities and together with funds aggregating $375.0 million ($307.1 million, the amount equal to the outstanding amounts under the Old Credit Facilities attributable to SDS on December 11, 2000 including accrued interest plus a cash dividend of $67.9 million from SDM to the Company), used such funds to repay all of the outstanding amounts under the Old Credit Facilities, aggregating $938.0 million (including accrued interest).

     Payment of principal and interest with respect to the Old Credit Facilities, the Credit Facilities and the Sale/Leaseback (as defined later herein) have been and are anticipated to be our largest use of operating funds in the future. The Old Tranche A Term Loan Facility and Old Revolving Credit Facility provided for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "Old Tranche A ABR") or (b) the adjusted interbank offered rate for eurodollar deposits ("Eurodollar Rate") plus
 1/2% to 7/8% (the "Old Tranche A Eurodollar Rate Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined in the Old Credit Agreement), or (c) with respect to certain advances under Old Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Old Revolving Credit Facility ("CAF"). The Old Tranche B Term Loan Facility provided for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate plus 1% to 1 1/4%, (ii) the federal funds rate plus of 1 1/2% to 1 3/4%, and (iii) the base CD rate plus 2% to 2 1/4%, depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit or
(b) the Eurodollar Rate plus 2% to 2 1/4% depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit. The average interest rate on the Old Tranche A Term Loan Facility (inclusive of the swap agreements described below) in 2000 was 6.25%. The average interest rate on the Old Tranche B Term Loan Facility in 2000 was 8.3%. The average interest rate on the Old Revolving Credit Facility in 2000 was 6.9%.

     The Term Loan Facility provides for an annual interest rate, at the option of the Company, equal to (a) the alternate base rate ("ABR") plus 0% to 1% (the "Term ABR Margin") where ABR is the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1% or (b) the adjusted interbank offered rate for Eurodollar deposits ("Eurodollar Rates") plus 3/4% to 2.0% (the "Term Loan Eurodollar Rate Margin"). The range on the Term ABR Margin and the Eurodollar Rate Margin depend upon the Company's credit rating from Standard and Poor's Rating Group ("S&P") and Moody's Investors Service, Inc. ("Moody's"). Based on the Company's current credit rating, the Term ABR margin and the Term Loan Eurodollar Margin would be 0.25% and 1.25%, respectively. All amounts outstanding under the Term Loan facility are due in a single installment on December 1, 2005.

     The Revolving Credit Facility provides for an annual interest rate at the option of the Company, equal to (a) ABR plus 0% to .375% (the "Revolving ABR Margin") or (b) the Eurodollar Rates plus .375% to 1.375% (the "Revolving Loan Eurodollar Rate Margin"). In addition, the Company has a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the "CAF"). The Company also will pay a facility fee of .125% to .375% for all commitments from the lenders, whether drawn or undrawn and a will pay a utilization fee of 0.25% per annum if more than 50% of the Revolving Credit Facility is drawn or the Term Loan Facility is still outstanding. The range on the Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee depend upon the Company's credit rating from S&P and Moody's. The Revolving Credit Facility also provides for a multi currency sub facility providing up to $100 million in sub commitments in non-dollar currencies. Terms and conditions on the multi currency sub facility are to be agreed upon between the Company and Chase and the lenders providing funding under such facility. The Company may not exceed a total of $500 million in dollar and non-dollar commitments under this Revolving Credit Facility. The Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line. Based upon the Company's current credit rating, the Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee would be 0%, 0.8% and 0.2%, respectively. All amounts outstanding under the Revolving Credit Facility are due on December 1, 2005.

     As a result of the terms of our Old Credit Facilities and our Credit Facilities, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of September 30, 2000, the Company has eight interest rate swaps outstanding aggregating a notional amount of $381.0 million. Under the terms of the swap agreements, the Company is required to pay a fixed rate amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In 2000, the Tranche A and Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Margin was 2.0%. The swap agreement rates and durations as of September 30, 2000 are as follows:

EXPIRATION DATE                    NOTIONAL AMOUNT   SWAP AGREEMENT DATE   SWAP AGREEMENT RATE
---------------                    ---------------   -------------------   -------------------
February 7, 2001.................    $50 million     August 7, 1997               5.910%
August 7, 2001...................    $50 million     August 7, 1997               5.900%
September 10, 2001...............    $50 million     December 8, 1995             5.623%
December 31, 2001................    $ 6 million     March 24, 1999               5.500%
June 8, 2002.....................    $50 million     December 8, 1995             5.500%
July 31, 2002....................    $75 million     May 7, 1997                  6.385%
July 31, 2002....................    $50 million     October 23, 1998             4.733%
October 1, 2002..................    $50 million     October 1, 1999              6.260%

     On December 11, 2000, due to the extinguishment of debt, interest rate swaps previously designated as cash flow hedges ceased to meet hedge criteria under SFAS 133 as modified by SFAS 138. The approximate fair value on December 11, 2000 was $1.7 million. The Company sold these interest rate swaps on December 12, 2000 for approximately $1.7 million and realized a gain of $1.1 million (net of tax). Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment of yield interest expense of the Credit Facilities over the remaining term of the interest rate contract.

     Also as part of the permanent financing for the acquisition of Sybron's predecessor in 1987, on December 22, 1988, we entered into the sale and leaseback of what were our principal domestic facilities at that time (the "Sale/Leaseback"). On December 11, 2000, the Sale/Leaseback was amended in connection with the Distribution. Two of the five facilities covered by the Sale/Leaseback were transferred to SDS in connection with the Spin-Off and the annual obligation was reduced from $3.6 million to $2.2 million. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will occur on January 1, 2004.

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

     The Credit Agreement contains financial and operating covenants, including, among other things: restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined) in excess of $100,000 plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after September 30, 2000, less any dividends paid or other restricted payments made after September 30, 2000; and limitations on incurrence of additional indebtedness. The borrowings under the Credit Agreement are unsecured.

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

CAUTIONARY FACTORS

     This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by us from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "continue," "estimate," "goal," "expect," "objective," "outlook" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

     - A significant portion of our revenue is generated outside the United States, and we have significant operations outside the United States. We are therefore subject to factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries, such as Mexico and Hungary, which have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with the economic downturn in other countries.

     - A significant portion of our growth over the past several years has been achieved through our acquisition program, which has generated over 70 acquisitions since 1993. Our rate of continued growth is therefore subject to factors affecting our ability to continue pursuing our current acquisition strategy and to be successful with that strategy. These factors include our ability to raise capital beyond the capacity of our existing credit facilities or to use our stock for acquisitions, the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate candidates, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

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

     - Our ability to increase revenues, and to profitably distribute and sell our products is subject to a number of risks, including any changes in our business relationships with our principal distributors or OEM customers, competitive factors such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing laboratory and life science technologies, particularly in the genomics and other rapidly developing technologies, and risks of unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of our existing assets.

     - Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, timing of acquisitions, distribution and OEM customer issues, and other factors listed here. All these factors make it difficult to predict operating results for any particular period.

     - With respect to the Clinical and Industrial segment, factors affecting our Erie Electroverre S.A. subsidiary's ability to manufacture the glass used by the Clinical and Industrial segment's worldwide manufacturing operations, including delays encountered in connection with the periodic rebuild of the sheet glass furnace and furnace malfunctions at a time when inventory levels are not sufficient to sustain this segment's flat glass operations.

     - Our ability to hire and retain competent employees is subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees.

     - Factors affecting our ability to obtain raw materials at reasonable prices, especially white glass, which comes from a single source, our Electroverre, SA facility in Switzerland.

     - Our business has a significant amount of floating rate debt and can be adversely affected by a rise in interest rates.

     - There is a risk of strikes or other labor disputes at those locations which are unionized which could affect our operations.

     - Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks, including the promulgation of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of our products.

     - The impact of changing public and private health care budgets including reimbursement by private or governmental insurance programs, can affect demand for or pricing of our products.

     - Our business is subject to the risks of claims involving our products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

     - Our business is subject to risks affecting our operations in European countries related to the conversion from local legacy currencies to the Euro.

     - Our business may be required to satisfy certain indemnification obligations to SDS, or may not be able to collect on indemnification rights from SDS. The domestic subsidiaries of Apogent and SDS, respectively, have each agreed to indemnify the other (and related parties) from and after the Distribution with respect to certain indebtedness, liabilities and obligations. These indemnification obligations could be significant. The availability of these indemnities and our ability to collect on such indemnities from SDS depend upon the future financial strength of both the Apogent and SDS.

     - We may be subject to risks arising from other business and investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly available written documents.

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

FOREIGN EXCHANGE

     We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. At September 30, 1999 and 2000 we had no outstanding foreign currency options. Our foreign currency exposure exists primarily in the Danish Krone versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. The purpose of our foreign currency hedging activities is to protect against risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates. Recognized gains or losses on foreign currency option contracts entered into to hedge sales are recorded as "net sales." We have not entered into any foreign currency options to hedge our exposure in fiscal 2001.

     In 2001, we expect our exposure from our primary foreign currency, the Danish Krone to approximate the following:

                                                              ESTIMATED
                                                         EXPOSURE DENOMINATED    ESTIMATED
                                                          IN THE RESPECTIVE     EXPOSURE IN
CURRENCY                                                   FOREIGN CURRENCY     U.S. DOLLARS
--------                                                 --------------------   ------------
                                                                   (IN THOUSANDS)
Danish Krone (DKK).....................................       92,500 DKK          $11,000

     As a result of this exposure, Apogent intends to enter into foreign currency protection agreements to mitigate the risk of the dollar strengthening against the Danish Krone.

INTEREST RATES

     We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar Rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar Rate loans concurrently with the rates applying to the swap agreements. At September 30, 2000 we had floating rate debt of approximately $949.1 million (inclusive of floating rate debt recorded on the books of SDS of $311.4 million) which a total of $381 million was swapped to fixed rates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In 2000, the Old Tranche A and Old Revolver Eurodollar Rate Margins were .75%. The Old Tranche B Eurodollar Margin, which became applicable on July 29, 1999, was 2.0%. The

Eurodollar Rate Margins on the Credit Facility entered into on December 11, 2000 is 1.25%. The swap agreement rates and durations as of September 30, 2000 are as follows:

EXPIRATION DATE                    NOTIONAL AMOUNT   SWAP AGREEMENT DATE   SWAP AGREEMENT RATE
---------------                    ---------------   -------------------   -------------------
February 7, 2001.................    $50 million     August 7, 1997               5.910%
August 7, 2001...................    $50 million     August 7, 1997               5.900%
September 10, 2001...............    $50 million     December 8, 1995             5.623%
December 31, 2001................    $ 6 million     March 24, 1999               5.500%
June 8, 2002.....................    $50 million     December 8, 1995             5.500%
July 31, 2002....................    $75 million     May 7, 1997                  6.385%
July 31, 2002....................    $50 million     October 23, 1998             4.733%
October 1, 2002..................    $50 million     October 1, 1999              6.260%

     On December 11, 2000, due to the extinguishment of debt, interest rate swaps previously designated as cash flow hedges ceased to meet hedge criteria under SFAS 133 as modified by SFAS 138. The approximate fair value on December 11, 2000 was $1.7 million. The Company sold these interest rate swaps on December 12, 2000 for approximately $1.7 million and realized a gain of $1.1 million (net of tax). Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment of yield interest expense of the Credit Facilities over the remaining term of the interest rate contract.

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

     The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar Rate and the effect of the interest rate swaps which reduce that risk. The model assumes a) a base Eurodollar Rate of 6.8% (the "Eurodollar Base Rate") which approximates the September 30, 2000 three month Eurodollar Rate, b) the Company's floating rate debt is equal to its September 30, 2000 floating rate debt balance of $637.7 million, c) the Company pays interest on floating rate debt equal to the Eurodollar Rate + 125 basis points, d) the Company has interest rate swaps (including the securities lending agreement) with a notional amount of $431.0 million (equal to the notional amount of the Company's interest rate swaps at September 30, 2000), and e) the Eurodollar Rate varies by 10% of the Base Rate.

                                     INTEREST EXPENSE INCREASE FROM A 10%   INTEREST EXPENSE DECREASE FROM A 10%
INTEREST RATE EXPOSURE               INCREASE IN THE EURODOLLAR BASE RATE   DECREASE IN THE EURODOLLAR BASE RATE
----------------------               ------------------------------------   ------------------------------------
Without interest rate swaps:.......              $4.3 million                          $(4.3 million)
With interest rate swaps:..........              $1.4 million                          $(1.4 million)

     As discussed above, the Company sold the interest rate swaps on December 12, 2000. As a result of the refinancing of the Company's debt in connection with the Distribution, and the sale of the interest rate swaps, the Company's exposure at December 12, 2000 differed from its exposure on September 30, 2000.

     The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar Rate. The model assumes a) a base Eurodollar Rate of 6.6% (the "Eurodollar Base Rate") which approximates the December 11, 2000 three month Eurodollar Rate, b) the Company's floating rate debt is equal to its December 11, 2000 floating rate debt balance of $569.0 million, c) the Company pays interest on floating rate debt equal to the Eurodollar Rate + 125 basis points, d) the Company has interest rate swaps of $50 million (including the securities lending agreement), and e) the Eurodollar Rate varies by 10% of the Base Rate.

                                     INTEREST EXPENSE INCREASE FROM A 10%   INTEREST EXPENSE DECREASE FROM A 10%
INTEREST RATE EXPOSURE               INCREASE IN THE EURODOLLAR BASE RATE   DECREASE IN THE EURODOLLAR BASE RATE
----------------------               ------------------------------------   ------------------------------------
Without interest rate swaps:.......              $3.8 million                          $(3.8 million)
With interest rate swaps:..........              $3.4 million                          $(3.4 million)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        SYBRON INTERNATIONAL CORPORATION

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   42
Consolidated Balance Sheets as of September 30, 1999 and
  2000......................................................   43
Consolidated Statements of Income for the years ended
  September 30, 1998, 1999 and 2000.........................   44
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1998, 1999 and 2000.............   45
Consolidated Statements of Cash Flows for the years ended
  September 30, 1998, 1999 and 2000.........................   46
Notes to Consolidated Financial Statements..................   47

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     We have audited the accompanying consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron International Corporation and subsidiaries as of September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Milwaukee, Wisconsin
November 13, 2000 except as to footnote 19 which is as of December 11, 2000.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $   12,401   $   12,411
  Accounts receivable (less allowance for doubtful
     receivables of $3,098 and $4,041 in 1999 and 2000,
     respectively) (note 2).................................     147,296      173,585
  Inventories (note 3)......................................     123,628      141,779
  Deferred income taxes (note 4)............................      18,325       13,226
  Net assets held for discontinued operations (note 15).....     155,595      152,970
  Prepaid expenses and other current assets.................       9,083       16,564
                                                              ----------   ----------
          Total current assets..............................     466,328      510,535
                                                              ----------   ----------
  Available for sale security (note 7)......................      50,900       54,444
  Property, plant and equipment, net (notes 5 and 7)........     187,759      208,094
  Intangible assets (note 6)................................     820,475    1,008,153
  Deferred income taxes (note 4)............................       7,667        7,870
  Other assets..............................................       6,846        3,268
                                                              ----------   ----------
          Total assets......................................  $1,539,975   $1,792,364
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   49,296   $   51,899
  Advances and loans from SDS (note 13).....................      56,777       77,762
  Current portion of long-term debt (notes 7 and 8).........       7,391       34,327
  Income taxes payable (note 4).............................      18,372       16,604
  Accrued payroll and employee benefits (note 10)...........      35,594       30,509
  Restructuring reserve (note 11)...........................         987        5,609
  Deferred income taxes (note 4)............................         717          807
  Other current liabilities (notes 11 and 15)...............      29,045       23,622
                                                              ----------   ----------
          Total current liabilities.........................     198,179      241,139
                                                              ----------   ----------
  Long-term debt (notes 7 and 8)............................     591,807      649,409
  Securities lending agreement (note 7).....................      50,461       54,444
  Deferred income taxes (note 4)............................      69,888       93,048
  Other liabilities (note 10)...............................       4,296        4,808
  Commitments and contingent liabilities (notes 8, 10 and
     13)
     Shareholders' equity (note 12):
     Preferred stock, $0.01 par value; authorized 20,000,000
      shares................................................          --           --
     Common stock, $0.01 par value; authorized 250,000,000
      shares, issued 104,023,917 and 105,191,692 shares in
      1999 and 2000, respectively; outstanding 104,023,697
      and 105,191,692 shares in 1999 and 2000,
      respectively..........................................       1,040        1,052
     Equity rights, 50 rights at $1.09 per right in 1999 and
      2000..................................................          --           --
     Additional paid-in capital.............................     251,251      271,739
     Retained earnings......................................     403,380      531,701
     Accumulated other comprehensive income (note 17).......     (30,327)     (54,976)
     Treasury common stock, 220 shares at cost in 1999 and
      2000..................................................          --           --
                                                              ----------   ----------
          Total shareholders' equity........................     625,344      749,516
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $1,539,975   $1,792,364
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1998       1999       2000
                                                               --------   --------   --------
Net sales...................................................   $557,762   $715,037   $863,575
Cost of sales:
  Cost of product sold......................................    288,522    372,528    436,508
  Restructuring charge (note 11)............................      1,510         --      4,413
  Depreciation of purchase accounting adjustments...........        551        551        524
                                                               --------   --------   --------
Total cost of sales.........................................    290,583    373,079    441,445
                                                               --------   --------   --------
Gross profit................................................    267,179    341,958    422,130
                                                               --------   --------   --------
Selling, general and administrative expenses................    118,523    147,883    186,418
Restructuring charge (note 11)..............................      7,093        245      5,840
Depreciation and amortization of purchase accounting
  adjustments...............................................     19,145     24,704     36,883
                                                               --------   --------   --------
Total selling, general and administrative expenses..........    144,761    172,832    229,141
                                                               --------   --------   --------
Operating income............................................    122,418    169,126    192,989
                                                               --------   --------   --------
Other income (expense):
  Interest expense (notes 7 and 10).........................    (33,772)   (40,073)   (48,684)
  Interest expense -- SDS (note 13).........................     (1,498)    (1,151)      (766)
  Amortization of deferred financing fees (note 7)..........       (151)      (224)      (533)
  Other, net................................................       (161)      (286)     1,319
                                                               --------   --------   --------
Income from continuing operations before income taxes and
  extraordinary items.......................................     86,836    127,392    144,325
Income taxes (note 4).......................................     34,714     49,981     57,601
                                                               --------   --------   --------
Income from continuing operations...........................     52,122     77,411     86,724
Discontinued operations (net of income tax expense of
  $16,347, $30,930 and $28,339) (notes 14 and 15)...........     23,921     47,965     41,597
                                                               --------   --------   --------
Income before extraordinary item............................     76,043    125,376    128,321
Extraordinary item --
  Gain on sale of discontinued operations (net of income tax
     expense of $15,828) (note 15)..........................         --     17,171         --
                                                               --------   --------   --------
Net income..................................................   $ 76,043   $142,547   $128,321
                                                               ========   ========   ========
Basic earnings per common share from continuing
  operations................................................   $    .51   $    .75   $    .83
Discontinued operation......................................        .23        .46        .40
Extraordinary item..........................................         --        .17         --
                                                               --------   --------   --------
Basic earnings per common share.............................   $    .74   $   1.38   $   1.23
                                                               ========   ========   ========
Diluted earnings per common share from continuing
  operations................................................   $    .49   $    .73   $    .81
Discontinued operation......................................        .23        .45        .39
Extraordinary item..........................................         --        .16         --
                                                               --------   --------   --------
Diluted earnings per common share...........................   $    .72   $   1.34   $   1.20
                                                               ========   ========   ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED                TOTAL
                                                       ADDITIONAL                  OTHER       TREASURY    SHARE-
                                     COMMON   EQUITY    PAID-IN     RETAINED   COMPREHENSIVE    COMMON    HOLDERS'
                                     STOCK    RIGHTS    CAPITAL     EARNINGS      INCOME        STOCK      EQUITY
                                     ------   ------   ----------   --------   -------------   --------   --------
Balance at September 30, 1997......  $1,014    $--      $212,665    $189,952     $(24,981)       $(1)     $378,649
Comprehensive Income:
  Net income.......................     --      --            --      76,043           --         --        76,043
  Translation adjustment...........                                                 4,293                    4,293
                                     ------    ---      --------    --------     --------        ---      --------
Total comprehensive income.........     --      --            --      76,043        4,293         --        80,336
Shares issued in connection with
  1,445,760 stock options..........     15      --        12,970          --           --         --        12,985
Conversion of 200 equity rights to
  872 common stock.................     --      --            --          (1)          --          1            --
Tax benefits related to stock
  options..........................     --      --         7,291          --           --         --         7,291
Dividends paid by "A" Company prior
  to the merger....................     --      --           314        (479)          --         --          (165)
Dividends paid by Pinnacle Products
  prior to merger..................     --      --            --      (4,682)          --         --        (4,682)
Shares issued -- deferred
  compensation Plan "A" Company....     --      --           830          --           --         --           830
                                     ------    ---      --------    --------     --------        ---      --------
Balance at September 30, 1998......  1,029      --       234,070     260,833      (20,688)        --       475,244
Comprehensive Income:
  Net income.......................     --      --            --     142,547           --         --       142,547
  Translation adjustment...........     --      --            --          --       (9,905)        --        (9,905)
  Unrealized gain on security
    available for sale.............     --      --            --          --          266         --           266
                                     ------    ---      --------    --------     --------        ---      --------
Total comprehensive income.........     --      --            --     142,547       (9,639)        --       132,908
Shares issued in connection with
  1,121,421 stock options..........     11      --        10,680          --           --         --        10,691
Tax benefits related to stock
  options..........................     --      --         6,501          --           --         --         6,501
                                     ------    ---      --------    --------     --------        ---      --------
Balance at September 30, 1999......  1,040      --       251,251     403,380      (30,327)        --       625,344
Comprehensive Income:
  Net income.......................     --      --            --     128,321           --         --       128,321
  Translation adjustment...........     --      --            --          --      (26,773)        --       (26,773)
  Unrealized gain on security
    available for sale.............     --      --            --          --        2,124         --         2,124
                                     ------    ---      --------    --------     --------        ---      --------
Total comprehensive income.........     --      --            --     128,321      (24,649)        --       103,672
Shares issued in connection with
  1,167,775 stock options..........     12      --        12,587          --           --         --        12,599
Tax benefits related to stock
  options..........................     --      --         7,901          --           --         --         7,901
                                     ------    ---      --------    --------     --------        ---      --------
Balance at September 30, 2000......  $1,052    $--      $271,739    $531,701     $(54,976)       $--      $749,516
                                     ======    ===      ========    ========     ========        ===      ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                1998        1999       2000
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net income................................................  $  76,043   $142,547   $128,321
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Discontinued operations.................................    (23,921)   (47,965)   (41,597)
    Depreciation............................................     18,970     24,105     27,957
    Amortization............................................     19,860     24,890     38,630
    Loss (gain) on sales of property, plant and equipment...         50        (39)        79
    Provision for losses on doubtful receivables............        462        907        863
    Inventory provisions....................................       (599)       706       (833)
    Deferred income taxes...................................     (5,072)    17,876     10,258
    Extraordinary item......................................         --    (17,171)        --
    Changes in assets and liabilities, net of effects of
      businesses acquired:
      Increase in accounts receivable.......................     (6,001)   (19,817)   (15,537)
      Increase in inventories...............................     (5,870)   (12,646)    (7,248)
      (Increase) decrease in prepaid expenses and other
        current assets......................................     (2,359)     4,627     (7,200)
      Increase (decrease) in accounts payable...............      2,196      2,436       (294)
      Increase (decrease) in income taxes payable...........     13,892     (1,269)    (1,768)
      Decrease in other current liabilities.................    (11,410)    (5,812)    (6,211)
      Increase (decrease) in accrued payroll and employee
        benefits............................................      2,549      7,212     (4,993)
      Increase (decrease) in restructuring reserve..........     14,037     (7,036)     1,744
      Net change in other assets and liabilities............     11,828      1,551     (5,627)
                                                              ---------   --------   --------
      Net cash provided by operating activities.............    104,655    115,102    116,544
Cash flows from investing activities:
  Capital expenditures......................................    (32,797)   (29,920)   (42,493)
  Security purchased........................................         --    (50,461)        --
  Proceeds from sales of property, plant and equipment......      5,129        945        924
  Proceeds from sale of NPT.................................         --     85,841     (2,600)
  Dividends received from SDS...............................     47,225     36,483     58,512
  Capital contributions paid to SDS.........................    (49,268)   (16,210)   (21,399)
  Net change in advances and loans to SDS...................    (26,088)    27,689     20,985
  Net payments for businesses acquired......................   (192,017)  (249,923)  (207,153)
                                                              ---------   --------   --------
        Net cash used in investing activities...............   (247,816)  (195,556)  (193,224)
Cash flows from financing activities:
  Proceeds from long term debt..............................    100,000    180,000         --
  Principal payments on long-term debt......................    (19,562)   (66,770)      (450)
  Securities lending agreement..............................         --     50,461      3,544
  Proceeds from the exercise of stock options...............     12,985     10,691     12,599
  Refinancing fees..........................................       (357)    (4,163)        --
  Proceeds -- revolving credit facility.....................    291,960    351,060    332,640
  Principal payments -- revolving credit facility...........   (243,960)  (448,980)  (274,320)
  Other.....................................................        521      6,093      3,646
                                                              ---------   --------   --------
        Net cash provided by financing activities...........    141,587     78,392     77,659
Effect of exchange rate changes on cash and cash
  equivalents...............................................        429       (146)      (969)
Net increase (decrease) in cash and cash equivalents........     (1,145)    (2,208)        10
Cash and cash equivalents at beginning of year..............     15,754     14,609     12,401
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  14,609   $ 12,401   $ 12,411
                                                              =========   ========   ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest..................................................  $  32,645   $ 41,718   $ 55,833
                                                              =========   ========   ========
  Income taxes..............................................  $  20,462   $ 32,431   $ 42,412
                                                              =========   ========   ========
Capital lease obligations incurred..........................  $     183   $    457   $     25
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The subsidiaries of Sybron International Corporation are leading manufacturers of value-added products for the laboratory market in the United States and abroad. The Company's laboratory subsidiaries manufacture products for the Labware and Life Sciences, Clinical and Industrial, Diagnostic and Microbiology and Laboratory Equipment business segments. See note 16.

     On November 8, 2000, Sybron International Corporation announced that it had declared a pro rata distribution to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) (the "Distribution"). On December 11, 2000, shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. common stock for every three shares of Sybron International common stock they owned as of the record date. Sybron Dental Specialties, Inc. owns all of the outstanding stock of Sybron Dental Management, Inc., formerly named Sybron Dental Specialties, Inc. Prior to the Distribution, Sybron Dental Management, Inc. was a direct wholly-owned subsidiary of the Company and operated the Company's dental business. Immediately prior to the Distribution, the Company contributed all of the stock of Sybron Dental Management, Inc. to Sybron Dental Specialties, Inc. As used in these Notes to the Consolidated Financial Statements, the term "SDS" means Sybron Dental Management, Inc. (formerly known as Sybron Dental Specialties, Inc.) for the periods prior to the Distribution, and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the Distribution.

  (a) Principles of Consolidation and Fiscal Year End

     The consolidated financial statements reflect the accounts of Sybron International Corporation and its subsidiaries. The term "Company" or "Sybron" as used herein refers to Sybron International Corporation and its subsidiaries and their respective predecessors, unless the context otherwise requires. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on September 30. The fiscal years ended September 30, 1998, 1999 and 2000 are hereinafter referred to as "1998," "1999" and "2000,"
respectively. On March 31, 1999 and December 11, 2000, respectively, the Company sold Nalge Process Technologies Group, Inc. ("NPT") (the "NPT Sale") and completed the Distribution. The net assets and results of operations of SDS and NPT have been presented as discontinued operations in all years presented herein.

  (b) Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

  (c) Inventories

     Inventories are stated at the lower of cost or market. Elements of cost included in inventories are: raw materials, direct labor, manufacturing overhead (which includes indirect labor, fringe benefits, consumable supplies, depreciation of production equipment and tooling) and retained costs representing the excess of manufacturing or production costs over amounts charged to cost of sales. Certain domestic inventories of approximately $53,884 and $50,854 at September 30, 1999 and 2000, respectively, are valued on the last-in, first-out (LIFO) method. The remaining inventories are valued on the first-in, first-out (FIFO) method.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (d) Securities

     When securities are purchased they are classified as held-to-maturity, available for sale or trading securities. Held to maturity securities are those which the Company has the positive intent and ability to hold until maturity. Trading securities are those purchased and held with the intent to sell in the near term. Available for sale securities include debt securities which are held for an indefinite period but are neither held to maturity nor trading securities. At September 30, 1999 and 2000, the Company held a U.S. Treasury Bond classified as an available for sale security. Available for sale securities are reported at fair market value. Unrealized gains and losses for this security are included in comprehensive income as a separate component of shareholders' equity. See note 7.

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

  (f) Intangible Assets

     Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess costs over net asset values acquired (goodwill) are amortized over 10 to 40 years; proprietary technology, trademarks, customer lists and other intangibles are amortized over 12 to 20 years, 5 to 40 years, 7 to 40 years, and 1 to 40 years, respectively. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment would be made to reduce the net goodwill to fair value. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Adjustments to goodwill were made in 1998 as referred to in note 11. No adjustments were made to goodwill in 1999 or 2000.

  (g) Revenue Recognition

     The Company recognizes revenue upon shipment of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectibility of the sales price is reasonably assured. A large portion of the Company's sales are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed. The Company is not obligated to allow for returns.

  (h) Income Taxes

     Income taxes are accounted for under the asset and liability method wherein deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or other comprehensive income in the period that includes the enactment date.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (i) Research and Development Costs

     Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Research and development costs for 1998, 1999 and 2000 were approximately $8,738, $12,562 and $18,302, respectively.

  (j) Foreign Currency Translation

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction gains for 1998, 1999 and 2000 were approximately $247, $403 and $1,306, respectively.

  (k) Pensions

     The Company and its subsidiaries have various pension plans covering substantially all employees. U.S. pension obligations are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. The Company's policy with respect to its defined benefit plans is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

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

                                                           1998      1999      2000
                                                          -------   -------   -------
Basic...................................................  102,320   103,412   104,570
Effect of assumed conversion of employee stock
  options...............................................    3,541     3,158     2,233
                                                          -------   -------   -------
Diluted.................................................  105,861   106,570   106,803
                                                          =======   =======   =======

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

     Options to purchase 904,844 shares of common stock at prices ranging from $25.31 to $32.00 per share were outstanding during a portion of 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2010, were still outstanding at the end of fiscal year 2000.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

  (m) Deferred Financing Fees

     Deferred financing fees are capitalized and amortized as a separate component of other income over the life of the related debt agreements.

  (n) Advertising Costs

     Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $4,480, $5,730 and $6,014 in 1998, 1999 and 2000, respectively.

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

     The Company, from time to time, enters into foreign exchange options relating to the anticipated cash flow in local currencies of certain foreign operations. These options allow the Company to exchange foreign currencies for U.S. dollars. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains or losses on foreign currency option contracts entered into to hedge sales are recorded as "net sales." The Company had no foreign exchange option contracts at September 30, 1999 or 2000.

     On October 1, 2000, the Company adopted Financial Accounting Standard Board Opinions No. 133 ("SFAS 133") as modified by FASB Opinion No. 138. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. They require the recognition of all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. At October 1, 2000 the Company had no freestanding derivatives in place other than interest rate swaps used to hedge variable rate long-term debt and had no material embedded derivatives. The interest rate swaps meet the criteria for cash flow hedge accounting. As a result, the swaps are recorded on the balance sheet as an asset at fair value with the corresponding gain or loss recorded in other comprehensive income beginning October 1, 2000. The impact on other comprehensive income upon adoption of the standard was an unrealized gain, net of tax, of approximately $2,530.

     On September 29, 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140, Accounting of Transfers and Servicing of Financial Assets and Extinguish-

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES ments of Liabilities ("SFAS 140"). SFAS 140 modifies and replaces Statement of Financial Accounting Standards No. 125. SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities and will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities, and is applicable prospectively. Adoption of the statement in 2001 is not expected to have any material affect on the consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" -- an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee ("APB #25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We adopted FIN 44 during the year ended September 30, 2000. This adoption did not have a material effect on out consolidated financial position or results of operations

  (q) Environmental Expenditures

     Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site by site basis and records a liability at the time when the liability is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

(2) BUSINESS AND CREDIT CONCENTRATIONS

     Many of the Company's products are sold through major distributors, two of which have exceeded 10% of the Company's consolidated net sales in prior years. These distributors accounted for approximately 15.0% and 11.6%, respectively of the Company's net sales in 1998, 14.9% and 10.7%, respectively of the Company's net sales in 1999, and 13.9% and 9.7%, respectively of the Company's net sales in 2000. Accounts receivable from these distributors comprised approximately 16.9% and 11.8%, respectively of the outstanding consolidated accounts receivable balances at September 30, 1999 and approximately 15.8% and 8.6%, respectively of the outstanding consolidated accounts receivable balances at September 30, 2000. (see note 16)

(3) INVENTORIES

     Inventories at September 30, 1999 and 2000 consist of the following:

                                                                1999       2000
                                                              --------   --------
Raw materials and supplies..................................  $ 44,505   $ 59,178
Work in process.............................................    28,332     29,848
Finished goods..............................................    59,413     60,887
Excess and obsolescence reserves............................    (3,880)    (3,872)
LIFO reserve................................................    (4,742)    (4,262)
                                                              --------   --------
                                                              $123,628   $141,779
                                                              ========   ========

     During 2000, Quantities of inventory valued on a LIFO basis were consumed. This resulted in the liquidation of LIFO inventories valued at lower prevailing costs when such LIFO quantities were originally

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES acquired in prior years. If these LIFO quantities had not been consumed, but replenished with the quantities valued at current costs, net income in 2000 would have been decreased by approximately $125 and would have had no impact on either basic or diluted earnings per share.

(4) INCOME TAXES

     Total income tax expense (benefit) for the years ended September 30, 1998, 1999 and 2000 is allocated as follows:

                                                           1998      1999      2000
                                                          -------   -------   -------
Income from continuing operations.......................  $34,714   $49,981   $57,601
Extraordinary items.....................................       --    15,828        --
Discontinued operations.................................   16,347    30,930    28,339
Shareholders' equity for unrealized gain on security
  available for sale....................................       --      (173)   (1,420)
Shareholders' equity for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes....................................   (7,291)   (6,501)   (7,901)
                                                          -------   -------   -------
                                                          $43,770   $90,065   $76,619
                                                          =======   =======   =======

     Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                          CURRENT   DEFERRED    TOTAL
                                                          -------   --------   -------
Year ended September 30, 1998:
  U.S., state and local.................................  $33,353   $(2,577)   $30,776
  Foreign...............................................    6,433    (2,495)     3,938
                                                          -------   -------    -------
                                                          $39,786   $(5,072)   $34,714
                                                          =======   =======    =======
Year ended September 30, 1999:
  U.S., state and local.................................  $30,294   $14,700    $44,994
  Foreign...............................................    1,811     3,176      4,987
                                                          -------   -------    -------
                                                          $32,105   $17,876    $49,981
                                                          =======   =======    =======
Year ended September 30, 2000:
  U.S., state and local.................................  $42,664   $ 8,401    $51,065
  Foreign...............................................    4,679     1,857      6,536
                                                          -------   -------    -------
                                                          $47,343   $10,258    $57,601
                                                          =======   =======    =======

     The domestic and foreign components of income from continuing operations before income taxes, discontinued operations and extraordinary items are as follows:

                                                         1998       1999       2000
                                                        -------   --------   --------
United States.........................................  $74,081   $111,930   $123,422
Foreign...............................................   12,755     15,462     20,903
                                                        -------   --------   --------
Income before income taxes, discontinued operations
  and extraordinary items.............................  $86,836   $127,392   $144,325
                                                        =======   ========   ========

     Income tax expense attributable to income from continuing operations was $34,714, $49,981 and $57,601 in 1998, 1999 and 2000, respectively, and differed from the amounts computed by applying the U.S. Federal

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES income tax rate of 35 percent to income from continuing operations before income taxes, discontinued operations and extraordinary items in 1998, 1999 and 2000 as a result of the following:

                                                           1998      1999      2000
                                                          -------   -------   -------
Computed "expected" tax expense.........................  $30,393   $44,587   $50,514
Increase (reduction) in income taxes resulting from:
Change in beginning of year valuation allowance for
  deferred tax assets allocated to income tax expense...   (1,541)     (277)      (21)
Amortization of goodwill................................    1,807     2,332     3,931
State and local income taxes, net of Federal income tax
  benefit...............................................    1,740     3,077     3,898
Foreign income taxed at rates higher than U.S. Federal
  income................................................     (588)     (561)     (836)
Foreign tax credits utilized in excess of U.S. tax on
  foreign earnings......................................      325       512       205
Other, net..............................................    2,578       311       (90)
                                                          -------   -------   -------
                                                          $34,714   $49,981   $57,601
                                                          =======   =======   =======

     The significant components of deferred income tax benefit attributable to income from continuing operations for 1998, 1999 and 2000 are as follows:

                                                           1998      1999      2000
                                                          -------   -------   -------
Deferred tax (benefit)/expense (exclusive of the effects
  of other components listed below).....................  $(3,410)  $18,388   $10,038
Decrease in the valuation allowance for deferred tax
  assets................................................   (1,662)     (512)      220
                                                          -------   -------   -------
                                                          $(5,072)  $17,876   $10,258
                                                          =======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 2000 are presented below.

                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
Inventories.................................................  $  2,115   $  3,560
Compensation................................................     2,766      2,679
Sale/Leaseback..............................................     4,622      4,531
Employee benefits...........................................     1,726      1,979
Net operating loss carryforwards............................       891      1,111
Warranty and other accruals.................................    14,763      8,347
                                                              --------   --------
  Total gross deferred tax assets...........................    26,883     22,207
  Less valuation allowance..................................      (891)    (1,111)
                                                              --------   --------
  Net deferred tax assets...................................    25,992     21,096
                                                              --------   --------
Deferred tax liabilities:
Depreciation................................................   (13,675)   (16,928)
Purchase accounting.........................................   (56,144)   (74,474)
Unrealized appreciation on securities available for sale....      (173)    (1,593)
Other.......................................................      (613)      (860)
                                                              --------   --------
  Total gross deferred tax liabilities......................   (70,605)   (93,855)
                                                              --------   --------
  Net deferred tax liability................................  $(44,613)  $(72,759)
                                                              ========   ========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The change in the net deferred tax liability contains $16,295 and $1,420 of deferred tax liabilities related to acquisitions and the unrealized appreciation on securities available-for-sale. The valuation allowance for deferred tax assets as of October 1, 1998 was $1,403. The net change in the total valuation allowance for the years ended September 30, 1998 and 1999 was a decrease of $512 and an increase of $220, respectively. The valuation allowance relates primarily to net operating loss carryforwards in certain foreign jurisdictions and U.S. states, in which there is a history of pre-tax accounting losses. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At September 30, 2000, the Company has an aggregate of $1,200 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which have no expiration. The Company has an aggregate of $13,000 of various state net operating losses, the majority of which expire between 2005 and 2007.

     Accumulated earnings of foreign subsidiaries at September 30, 1998, 1999 and 2000 of approximately $2,000, $1,000 and $11,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

(5) PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment at September 30, 1999 and 2000 are as follows:

                                                                1999        2000
                                                              ---------   ---------
Land and land improvements..................................  $  13,445   $  12,813
Buildings and building improvements.........................     87,192      94,556
Machinery and equipment.....................................    223,688     259,112
Construction in progress....................................     15,196      17,444
                                                              ---------   ---------
                                                                339,521     383,925
Less: Accumulated depreciation..............................   (151,762)   (175,831)
                                                              ---------   ---------
                                                              $ 187,759   $ 208,094
                                                              =========   =========

(6) INTANGIBLE ASSETS

     Intangible assets at September 30, 1999 and 2000 are as follows:

                                                                1999         2000
                                                              ---------   ----------
Excess costs over net asset values acquired (goodwill)......  $ 708,109   $  881,593
Proprietary technology......................................     38,029       48,302
Trademarks..................................................     36,988       45,409
Customer lists..............................................    113,159      107,419
Other.......................................................     33,893       71,444
                                                              ---------   ----------
                                                                930,178    1,154,167
Less: Accumulated amortization..............................   (109,703)    (146,014)
                                                              ---------   ----------
                                                              $ 820,475   $1,008,153
                                                              =========   ==========

     The increases in intangible assets from 1999 to 2000 were primarily due to acquisitions accounted for as purchases net of removal of fully written off intangible assets.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(7) LONG-TERM DEBT

     Long-term debt at September 30, 1999 and 2000 consists of the following:

                                                                1999       2000
                                                              --------   --------
Term Loan Facility..........................................  $381,370   $380,920
Revolving Credit Facility...................................   198,080    256,400
Securities lending agreement................................    50,461     54,444
Sale/Leaseback Obligation...................................    12,273     12,024
Capital leases and other (See Note 8).......................     7,475     34,392
                                                              --------   --------
                                                               649,659    738,180
Less: Current portion of long-term debt.....................    (7,391)   (34,327)
                                                              --------   --------
                                                              $642,268   $703,853
                                                              ========   ========

     CREDIT AGREEMENTS: Until December 11, 2000, the Company and its principal domestic subsidiaries (including certain subsidiaries of SDS) were parties to a credit agreement (as amended, the "Previous Credit Agreement") with The Chase Manhattan Bank ("Chase") and certain other lenders providing for a term A loan facility of $300,000 (the "Tranche A Term Loan Facility"), a term B loan facility of $300,000 (the "Tranche B Term Loan Facility") and a revolving credit facility of up to $600,000 (the "Previous Revolving Credit Facility"). In connection with the Distribution, on December 1, 2000, the Company entered into a new credit agreement (the "Credit Agreement") with Chase and certain other lenders providing for a term loan of $300,000 (the "Term Loan Facility") and a revolving credit facility up to $500,000 (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities"). Borrowings under the Credit Facilities are unsecured. On December 11, 2000, the Company borrowed approximately $563,000 under the Credit Facilities and together with funds aggregating $375,000 (approximately $307,100, the amount equal to the outstanding amounts under the Previous Credit Agreement attributable to SDS on December 11, 2000 including accrued interest plus a cash dividend of $67,900 from SDS to the Company), used such funds to repay all of the outstanding amounts under the Previous Credit Agreement (including amounts attributable to SDS and accrued interest) aggregating $938,000.

     The Credit Agreement contains financial and operating covenants, including, among other things: restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined) in excess of $100,000 plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after September 30, 2000, less any dividends paid or other restricted payments made after September 30, 2000; and limitations on incurrence of additional indebtedness.

     TERM LOAN FACILITY: Borrowings under the Term Loan Facility are required to be repaid in one installment due on December 1, 2005. The Term Loan Facility provides for an annual interest rate, at the option of the Company, equal to (a) the alternate base rate ("ABR") plus 0% to 1% (the "Term ABR Margin") where ABR is the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and
(iii) the base CD rate plus 1% or (b) the adjusted interbank offered rate for Eurodollar deposits ("Eurodollar Rates") plus 3/4% to 2.0% (the "Term Loan Eurodollar Rate Margin"). The Term ABR Margin and the Eurodollar Rate Margin depend upon the Company's credit rating from Standard and Poor's Rating Group ("S&P") and Moody's Investors Service, Inc. ("Moody's"). Based on the Company's current credit rating, the Term ABR Margin and the Term Loan Eurodollar Margin would be 0.25% and 1.25%, respectively.

     REVOLVING CREDIT FACILITY: Borrowings under the Revolving Credit Facility mature on December 1, 2005. The Revolving Credit Facility provides for an annual interest rate at the option of the Company, equal to

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(a) ABR plus 0% to .375% (the "Revolving ABR Margin") or (b) the Eurodollar Rates plus .375% to 1.375% (the "Revolving Loan Eurodollar Rate Margin"). In addition, the Company has a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the "CAF"). The Company also will pay a facility fee of .125% to .375% for all commitments from the lenders, whether drawn or undrawn and a will pay a utilization fee of 0.25% per annum if more than 50% of the Revolving Credit Facility is drawn or the Term Loan Facility is still outstanding. The Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee depend upon the Company's credit rating from S&P and Moody's. Based upon the Company's current credit rating, the Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee would be 0%, 0.8% and 0.2%, respectively. The Revolving Credit Facility also provides for a multi currency sub facility providing up to $100,000 in sub commitments in non-dollar currencies. Terms and conditions on the multi currency sub facility are to be agreed upon between the Company and Chase and the lenders providing funding under such facility. The Company may not exceed a total of $500,000 in dollar and non-dollar commitments under this Revolving Credit Facility. The Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line.

     TRANCHE A TERM LOAN FACILITY: Borrowings under the Tranche A Term Loan Facility were required to be repaid in 21 consecutive quarterly installments of principal. On July 31, 1997 the Company began repaying the principal balance by paying the $8,750 due in 1997, $35,000 due in 1998 and $17,500 of the $36,250
due in fiscal 1999. On March 31, 1999 as a result of the sale of NPT, the Company received approximately $87,500 ($83,200 net of fees, expenses and an adjustment to the purchase price). Net proceeds of the sale, after a reduction for applicable income taxes, were required to be used to repay amounts owed by the Company under the Tranche A Term Loan Facility. On March 31, 1999, the Company paid approximately $67,900 due under the Tranche A Term Loan Facility. In connection with the Distribution on December 11, 2000, the Company repaid the remaining balance (including amounts attributable to SDS and accrued interest) of approximately $260,600 of the Tranche A Term Loan Facility.

     TRANCHE B TERM LOAN FACILITY: Borrowings under the Tranche B Term Loan Facility were required to be repaid in consecutive quarterly installments beginning January 31, 2000 as follows: $750 due in fiscal 2000, $1,000 due in fiscal 2001, $1,000 due in fiscal 2002, $120,250 due in fiscal 2003 and $177,000 due in fiscal 2004, with the final payment due on July 31, 2004. In connection with the Distribution, on December 11, 2000, the Company repaid the remaining balance (including amounts attributable to SDS and accrued interest) of $301,300 of the Tranche B Term Loan Facility.

     Borrowings under the Tranche A and Tranche B Term Loan Facilities (and the Revolving Credit Facility) were secured by the capital stock of the Company's domestic subsidiaries, and by 65% of the stock held by the domestic subsidiaries in their direct foreign subsidiaries. The Tranche A Term Loan Facility provided for an annual interest rate, at the option of the Company, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1% (collectively referred to as "ABR") or (b) the adjusted interbank offered rate for Eurodollar deposits ("Eurodollar Rates") plus 1/2% to 7/8% (the "Tranche A Eurodollar Rate Margin") depending upon the ratio of the Company's total debt to Consolidated Adjusted Operating Profit (as defined).

     The Tranche B Term Loan Facility provided for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate plus 1% to 1 1/4%, (ii) the federal funds rate plus of 1 1/2% to 1 3/4%, and (iii) the base CD rate plus 2% to 2 1/4%, depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit or (b) the Eurodollar Rate plus 2% to 2 1/4% depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit.

     As of September 30, 2000, the Company has seven interest rate swaps outstanding aggregating a notional amount of $381,000. Under the terms of the swap agreements, the Company is required to pay a fixed rate

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES amount equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amount, the Company receives a floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements the rate resets on each quarterly anniversary of the swap agreement date until the swap expiration date. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar Rate Margin. In 2000, the Tranche A and Revolver Eurodollar Rate Margins were .75%. The Tranche B Eurodollar Margin was 2.0%. The swap agreement rates and duration as of September 30, 2000 are as follows:

EXPIRATION DATE                    NOTIONAL AMOUNT   SWAP AGREEMENT DATE   SWAP AGREEMENT RATE
---------------                    ---------------   -------------------   -------------------
February 7, 2001.................      $50,000       August 7, 1997              5.910%
August 7, 2001...................      $50,000       August 7, 1997              5.900%
September 10, 2001...............      $50,000       December 8, 1995            5.623%
December 31, 2001................      $ 6,000       March 24, 1999              5.500%
June 8, 2002.....................      $50,000       December 8, 1995            5.500%
July 31, 2002....................      $75,000       May 7, 1997                 6.385%
July 31, 2002....................      $50,000       October 23, 1998            4.733%
October 1, 2002..................      $50,000       October 1, 1999             6.260%

     The Company's risk with regard to the swaps is limited to the counterparty's (Bank of America, Illinois, with a notional amount of $131,000, The Sumitomo Bank Limited, The Bank of Nova Scotia, The Bank of New York, Bank of Tokyo Mitsubishi and First Union with notional amounts of $50,000 each) ability to meet the payment terms of the contract. All interest expense for all debt is calculated using the interest method.

     On December 11, 2000, due to the extinguishment of debt, interest rate swaps previously designated as cash flow hedges ceased to meet hedge criteria under SFAS 133 as modified by SFAS 138. The approximate fair value on December 11, 2000 was $1,700. The Company sold these interest rate swaps on December 12, 2000 for approximately $1,700, and realized a gain of $1,100 (net of tax). Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment of yield interest expense of the Credit Facilities over the remaining term of the interest rate contract.

     PREVIOUS REVOLVING CREDIT FACILITY: The Company paid a commitment fee of .20% with the ability to increase or reduce the amount from .225% to .15%
depending upon the ratio of the Company's total debt to Consolidated Adjusted Operating Profit. The Revolving Credit Facility also provided for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line. Borrowings under the Revolving Credit Facility were similar in terms of interest as those under the Tranche A Term Loan Facility described above, except that the Company had a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the "CAF"). In connection with the Distribution, on December 11, 2000, the Company repaid the remaining balance (including amounts attributable to SDS and accrued interest) of approximately $376,100 of the Previous Revolving Credit Facility.

     The Company paid fees on the average unused portion of credit commitments under the Previous Revolving Credit Facility of approximately $327, $201 and $479 in 1998, 1999 and 2000, respectively. The Company paid fees of approximately $55, $38 and $59 for standby letters of credit under the Previous Revolving Credit Facility in 1998, 1999 and 2000, respectively. Standby letters of credit were approximately $2,985 and $18,562 at September 30, 1999 and 2000, respectively.

     SECURITIES LENDING AGREEMENT: On September 29, 1999, the Company purchased a United States Treasury Bond ("Treasury") with a par value of $50,000, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company lent the security to an unrelated

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES third party for a period of 23 years. In exchange for the loaned Treasury, the Company has received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. This securities lending transaction is related to the Company's existing lending policy by fixing $50,000 of its floating rate debt. For a period of five years, the Company is obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. The weighted-average pay and receive rates in 2000 were 6.478% and 5.26%, respectively, at a weighted average notional amount of $52,500. Thereafter, the Company is required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate shall not exceed the federal funds rate in effect as of the day of determination plus .25%) and the Company receives all distributions made on or in respect to the Treasury. This transaction is accounted for as a secured borrowing under Statement of Financial Accounting Standards No. 125.

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

     The initial term of each lease is 25 years with five five-year renewal options. The initial aggregate annual payments relating to the Company under the leases were $1,727 payable monthly in advance. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period will be capped at 15%. Beginning January 1, 1999 annual payments increased to $2,176. The next adjustment will not occur until January 1, 2004.

     The Company has the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party (the "Third Party Offer") at any time during the term of the leases. The purchase price upon exercise of the option will be an amount equal to the purchase price contained in the Third Party Offer. The Company also has the option to purchase the facilities, subject to complying with the notice provision in the leases, on any date between June 1, 2008 and May 31, 2009. The purchase price upon the exercise of the option is the greater of the fair market value of the leased premises or the sum of the landlord's acquisition cost for the leased premises and any prepayment premiums that would be payable under the landlord's financing for the premises.

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

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     MATURITIES OF LONG-TERM DEBT: As of September 30, 2000, maturities of long-term debt, including capital leases, are as follows:

FISCAL
------
2001......................................................  $ 34,327
2002......................................................       566
2003......................................................       473
2004......................................................       504
2005......................................................       556
Thereafter................................................   701,754
                                                            --------
                                                            $738,180
                                                            ========

     Maturity of long term debt related to the Term Loan Facility and the Revolving Credit Facility are based upon their maturity dates of December 11, 2005.

(8) LEASE COMMITMENTS

     As of September 30, 2000, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

FISCAL                                                        CAPITAL   OPERATING
------                                                        -------   ---------
2001........................................................   $336      $ 8,019
2002........................................................    178        7,176
2003........................................................     48        5,922
2004........................................................      3        4,331
2005........................................................     --        3,703
Thereafter..................................................     --       17,610
                                                               ----      -------
                                                               $565      $46,761
                                                                         =======
Less amounts representing interest..........................     67
                                                               ----
Present value of net minimum lease payments.................    498
Less current portion........................................    264
                                                               ----
Long-term obligations under capital leases..................   $234
                                                               ====

     Amortization of assets held under capital leases is included with depreciation expense.

     Rental expense under operating leases was $4,028, $6,704 and $9,434 in 1998, 1999 and 2000, respectively.

(9) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

  Long-Term Debt

     TERM LOAN FACILITY AND REVOLVING CREDIT FACILITY: The fair value was determined by estimating the interest rate margins (the premium over the Eurodollar Rate) on each of the Tranche A Term Loan Facility, Tranche B Term Loan Facility and the Previous Revolving Credit Facility for companies with credit risk

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES similar to that of the Company. In 2000 the Company's spread over the Eurodollar Rate was 75 basis points for the Tranche A Term Loan Facility and the Previous Revolving Credit Facility and a spread of the Eurodollar Rate plus 200 basis points on the Tranche B Term Loan Facility. Since the Company has refinanced these facilities on December 11, 2000 at a rate of LIBOR + 125 basis points, LIBOR + 125 basis points was used for the calculations of fair market value.

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

                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                     1999                    2000
                                             ---------------------   ---------------------
                                             REPORTED   ESTIMATED    REPORTED   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Long-term debt (including current
  portion).................................  $649,959    $654,126    $738,180    $742,132
Interest rate swap agreements..............        --       2,768          --       4,221

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

     FOREIGN EXCHANGE CONTRACTS: The Company enters into foreign exchange hedging contracts to hedge certain sales commitments and loans made to foreign subsidiaries denominated in foreign currencies. The term of these contracts is less than one year. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains and losses on contracts entered into to hedge sales commitments are included in net income as an adjustment to net sales. At September 30, 1999 and 2000, the Company had no foreign exchange option contracts.

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

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The weighted-average pay and receive rates for the swaps outstanding at September 30, 2000, were 5.79% and 6.24%, respectively, at a weighted average notional amount of $382,000. The weighted-average pay and receive rates for the swaps outstanding at September 30, 1999 were 5.78% and 5.22%, respectively at a weighted average notional amount of $382,000.

(10) EMPLOYEE BENEFIT PLANS

     Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard only modifies the financial statement presentation of the Company's pension and post retirement benefit obligations and does not impact measurement of such obligations.

     PENSION AND OTHER POSTRETIREMENT BENEFITS: The Company has defined benefit pension plans covering approximately 48 percent of its U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally make the minimum annual contributions required by applicable regulations. Plan assets are invested primarily in U.S. stocks, bonds and International stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for eligible retired employees which are funded as costs are incurred. Certain employees who reached the age of 55 prior to January 1, 1996 will become eligible for postretirement health care only if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for both qualifying active and retired employees and their dependents. The postretirement health care plans for subsidiaries of the Company and certain divested operations are generally contributory, with retiree contributions adjusted annually. In 1986, the Company instituted a policy with respect to postretirement medical premiums where the Company's contributions were frozen at the levels equal to the Company's contribution on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

     The following assumptions were used in determining the funded status of the Company's defined benefit plans:

                                                              1999     2000
                                                              ----     ----
Discount rate...............................................  7.75%     8.0%
Rate of increase in compensation levels.....................   4.0%     4.0%
Expected long-term rate of return on assets.................  10.0%    10.0%

     The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company's postretirement plans.

                                                              1999     2000
                                                              ----     ----
Discount rate...............................................  7.75%    8.0%
Average increase in medical costs...........................   5.5%    5.5%

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                         PENSION BENEFITS     OTHER BENEFITS
                                                        ------------------   -----------------
                                                          1999      2000      1999      2000
                                                        --------   -------   -------   -------
Change in benefit obligations:
  Obligations at beginning of year....................  $ 50,761   $44,275   $ 8,961   $ 5,556
  Service cost........................................     2,818     2,032        28        12
  Interest cost.......................................     3,435     3,691       557       399
  Actuarial (gain) loss...............................   (10,497)    3,129    (2,555)      (68)
  Benefit payments....................................    (2,242)   (2,118)   (1,435)   (1,442)
                                                        --------   -------   -------   -------
  Obligations at end of year..........................  $ 44,275   $51,009   $ 5,556   $ 4,457
Change in fair value of plan assets:
  Fair value of plan assets at beginning of year......  $ 42,343   $44,898   $    --   $    --
  Actual return on plan assets........................     4,614     6,463        --        --
  Employer contributions..............................       184     1,240        --        --
  Benefit payments....................................    (2,242)   (2,118)       --        --
                                                        --------   -------   -------   -------
  Fair value of plan assets at end of year............  $ 44,899   $50,483   $    --   $    --
Funded Status:
  Funded status at end of year........................  $    624   $  (526)  $(5,556)  $(4,457)
  Unrecognized transition (asset) obligation..........       113         6        --        --
  Unrecognized prior service cost.....................        92       144        --        --
  Unrecognized (gain) loss............................    (7,979)   (6,869)      314       245
  Remaining excess of fair value of plan assets over
     projected benefit obligation recognized as a
     result of the 1987 acquisition of Sybron
     Corporation......................................     2,341     1,869        --        --
                                                        --------   -------   -------   -------
Net amount recognized at measurement date.............    (4,809)   (5,376)   (5,242)   (4,212)
Employer contribution paid after measurement date.....        --       167        --        --
                                                        --------   -------   -------   -------
Net amount recognized at end of year..................  $ (4,809)  $(5,209)  $(5,242)  $(4,212)
                                                        ========   =======   =======   =======

     The following table provides the amounts recognized in the Company's consolidated balance sheets:

                                                         PENSION BENEFITS     OTHER BENEFITS
                                                         -----------------   -----------------
                                                          1999      2000      1999      2000
                                                         -------   -------   -------   -------
Prepaid benefit cost...................................  $   124   $   188   $(5,242)  $(4,212)
Accrued benefit liability..............................   (7,274)   (7,433)       --        --
Remaining excess of fair value of plan assets over
  projected benefit obligation recognized as a result
  of the 1987 acquisition of Sybron Corporation........    2,341     1,869        --        --
                                                         -------   -------   -------   -------
Net amount recognized at measurement date..............   (4,809)   (5,376)   (5,242)   (4,212)
Employer contribution paid after measurement date......       --       167        --        --
                                                         -------   -------   -------   -------
Net amount recognized at September 30..................  $(4,809)  $(5,209)  $(5,242)  $(4,212)
                                                         =======   =======   =======   =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following table provides disclosure of the net periodic benefit cost:

                                                  PENSION BENEFITS           OTHER BENEFITS
                                             ---------------------------   ------------------
                                              1998      1999      2000     1998   1999   2000
                                             -------   -------   -------   ----   ----   ----
Service cost...............................  $ 2,544   $ 2,818   $ 2,032   $ 23   $ 28   $ 12
Interest cost..............................    3,074     3,435     3,691    662    557    399
Expected return on plan assets.............   (4,118)   (4,123)   (4,509)    --     --     --
Amortization of transition (asset)
  obligation...............................      107       108       107     --     --     --
Amortization of prior service cost.........      (52)      (52)      (52)    --     --     --
Amortization of net (gain) loss............       13       126        65     42     66     --
                                             -------   -------   -------   ----   ----   ----
Net periodic benefit cost..................  $ 1,568   $ 2,312   $ 1,334   $727   $651   $411
                                             =======   =======   =======   ====   ====   ====

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of fair value of plan assets were $4,139, $1,853, and $0, respectively, as of September 30, 1999 and $2,880, $1,732 and $0, respectively as of September 30, 2000.

     An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2000 by approximately $61 and $3, respectively.

     Because the majority of the postretirement plans are remaining liabilities from certain divested operations and more than 85% of the 1998, 1999 and 2000 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $662, $557 and $399 in 1998, 1999 and 2000, respectively.

     Savings Plans: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions under the plans, net of forfeitures, were approximately $2,321, $2,324 and $2,770 for 1998, 1999 and 2000, respectively.

(11) RESTRUCTURING CHARGES

     In June 1998, the Company recorded a restructuring charge of approximately $8,500 (approximately $5,400 after tax or $.05 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge was classified as components of cost of sales (approximately $1,800 relating to the write-off of inventory discussed below), selling, general and administrative expenses (approximately $6,700).

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Restructuring activity since June 30, 1998 and its components are as follows:

                                             LEASE     INVENTORY   FIXED
                                SEVERANCE   PAYMENTS   WRITE-OFF   ASSETS   GOODWILL
                                   (A)        (B)         (C)       (C)       (D)      TOTAL
                                ---------   --------   ---------   ------   --------   ------
                                                       (IN THOUSANDS)
1998 Restructuring Charge.....   $3,400       $200      $1,800     $1,000    $2,100    $8,500
1998 Cash Payments............      900        100          --         --        --     1,000
1998 Non-Cash Charges.........       --         --       1,800      1,000     2,100     4,900
                                 ------       ----      ------     ------    ------    ------
September 30, 1998 balance....   $2,500       $100      $   --     $   --    $   --    $2,600
1999 Cash Payments............    1,900        100          --         --        --     2,000
Adjustments(a)................      300         --          --         --        --       300
                                 ------       ----      ------     ------    ------    ------
September 30, 1999 balance....   $  900       $ --      $   --     $   --    $   --    $  900
2000 Cash Payments............      700         --          --         --        --       700
                                 ------       ----      ------     ------    ------    ------
September 30, 2000 balance....   $  200       $ --      $   --     $   --    $   --    $  200
                                 ======       ====      ======     ======    ======    ======

---------------

(a) Amount represents severance and termination costs for approximately 65 terminated employees (primarily sales and marketing personnel). As of September 30, 2000, all employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $300 was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing under accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination. No additional employees will be terminated under this restructuring plan.

(b)  Amount represents lease payments on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)  Amount represents goodwill associated with exited product lines.

     The Company expects to make future cash payments of approximately $200 in fiscal 2001.

     In September 2000, the Company recorded a restructuring charge of approximately $11,300 (approximately $7,500 after tax or $.07 per share on a diluted basis) for the consolidation of certain businesses, product rationalizations, changes in management structure and taxes associated with restructuring the U.K. operations. The restructuring charge was classified as components of cost of sales (approximately $4,400 relating to the write-off of inventory, write-offs of fixed assets, certain lease terminations and severance associated with employees in production activities), selling, general and administrative expense at $5,800 and income tax expense of $1,000, related to the companies restructuring of its U.K. operations. Restructuring activity since its inception in September 2000 and its components is as follows:

                                                                  FIXED       LEASE      SHUT-DOWN
                                          SEVERANCE   INVENTORY   ASSETS   COMMITMENTS     COSTS      TAX
                                             (A)         (B)       (B)         (C)          (C)       (D)     OTHER    TOTAL
                                          ---------   ---------   ------   -----------   ---------   ------   -----   -------
2000 Restructuring charge...............   $5,500      $2,100     $1,000      $500         $300      $1,000   $900    $11,300
2000 Cash payments......................    1,100          --         --        --           --          --     --      1,100
2000 Non-cash charges...................       --       2,100      1,000        --           --          --    800      3,900
                                           ------      ------     ------      ----         ----      ------   ----    -------
September 30, 2000 balance..............   $4,400      $   --     $   --      $500         $300      $1,000   $100    $ 6,300
                                           ======      ======     ======      ====         ====      ======   ====    =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

---------------

(a) Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of September 30, 2000, 48 employees have been terminated as a result of the restructuring plan.

(b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(c)  Amount represents lease payments and shut down costs on exited facilities.

(d) Amount represents income tax expense associated with the restructuring of our U.K. facilities.

     The Company expects to make cash payments of approximately $1,700, $800, $2,200 and $400 in each of the four quarters of fiscal 2001, respectively and $1,200 in fiscal 2002 and beyond.

(12) CAPITAL STOCK

     STOCK OPTION PLANS: The Company has five stock option plans. As of September 30, 2000, there were options with respect to 5,616 shares of Common Stock outstanding under the 1988 Stock Option Plan (the "1988 Plan"), and there were no shares available for the granting of options under such plan; there were options with respect to 26,800 shares of Common Stock outstanding under the 1990 Stock Option Plan (the "1990 Plan") and there were no shares remaining available for the granting of options under such plan; there were options with respect to 7,869,242 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the "1993 Plan") and there were 980,896 shares remaining available for the granting of options under such plan; there were options with respect to 324,000 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors' Stock Option Plan (the "1994 Outside Directors' Plan"), and there were no shares available for the granting of options under such plan; there were options with respect to 168,000 shares of Common Stock outstanding under the 1999 Outside Directors' Stock Option Plan (the "1999 Outside Directors' Plan"), and there were 312,000 shares remaining available for the granting of options under such plan. Changes in stock options outstanding are as follows:

                                          NUMBER OF                      WEIGHTED AVERAGE
                                            SHARES     PRICE PER SHARE    EXERCISE PRICE
                                          ----------   ---------------   ----------------
Options outstanding at September 30,
  1997..................................   6,943,280   $ 5.99 -- $15.35       $ 9.36
  Granted...............................   4,188,064   $23.81 -- $24.50       $24.42
  Exercised.............................  (1,455,760)  $ 5.99 -- $15.35       $ 8.63
  Canceled and available for reissue....    (277,556)  $ 8.34 -- $23.81       $10.92
                                          ----------
Options outstanding at September 30,
  1998..................................   9,398,028   $ 5.99 -- $24.50       $16.14
  Granted...............................     896,748   $25.31 -- $26.75       $26.18
  Exercised.............................  (1,121,421)  $ 5.99 -- $24.34       $ 9.53
  Canceled and available for reissue....    (145,584)  $11.55 -- $26.75       $20.86
                                          ----------
Options outstanding at September 30,
  1999..................................   9,027,771   $ 6.06 -- $26.75       $17.88
  Granted...............................     764,040   $22.00 -- $32.00       $24.05
  Exercised.............................  (1,167,775)  $ 6.06 -- $26.75       $10.79
  Canceled and available for reissue....    (230,378)  $11.54 -- $26.75       $24.13
                                          ----------
Options outstanding at September 30,
  2000..................................   8,393,658   $ 6.36 -- $32.00       $19.27
Options exercisable at September 30,
  2000..................................   5,212,321   $ 6.36 -- $26.75       $16.09
Options available for grant at September
  30, 2000..............................   1,292,896
                                          ==========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The range of exercise prices for options outstanding at September 30, 2000 was $6.06 to $26.75. The range of exercise prices for options is wide due to the increasing price of the Company's stock (upon which the exercise price is based) over the period of the grants.

     The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 1999:

                                           OPTIONS
                                         OUTSTANDING                               OPTIONS
                       -----------------------------------------------   OUTSTANDING AND EXERCISABLE
                                   WEIGHTED AVERAGE   WEIGHTED AVERAGE   ----------------------------
RANGE OF               NUMBER OF      REMAINING           EXERCISE       NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICES         SHARES     CONTRACTUAL LIFE        PRICE          SHARES      EXERCISE PRICE
---------------        ---------   ----------------   ----------------   ---------   ----------------
$ 5.00 -- $10.00.....  2,327,718         4.0               $ 8.43        2,327,718        $ 8.43
$10.01 -- $15.00.....    392,270         5.4                11.94          392,270         11.94
$15.01 -- $20.00.....    257,124         6.3                15.36          187,328         15.36
$20.01 -- $25.00.....  4,511,702         7.8                24.22        2,051,778         24.36
$25.01 -- $30.00.....    799,844         8.3                26.20          253,227         26.34
$30.01 -- $35.00.....    105,000         9.6                31.02               --            --
                       ---------                                         ---------
                       8,393,658         6.7                19.27        5,212,321         16.09
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

     In general, options granted under the 1990 Plan after May 14, 1992, and under the 1993 Plan, vest in equal annual installments on each of the first four anniversaries following the date of grant. The Company made significant management changes in connection with the Spin-Off, including a change in the Chief Executive Officer, Chief Financial Officer and General Counsel. The Board of Directors and the Compensation Committee amended certain stock options previously granted to each of the executive officers so replaced to provide for the vesting of any unvested portion of the options granted to each of them in April of 1998, provided the individual remains an employee of the Company until June 1, 2001. If the individual is terminated prior to that date, the options would fully vest at that time. These options were also amended to provide for a five year period (rather than a three month period) to exercise the options after termination of employment. The amendments to these options had no earnings impact because the options had no intrinsic value (i.e. there was no positive spread between the market price and exercise price of the option shares) at the time of the amendment.

  Outside Directors' Plans

     The 1994 Outside Directors' Plan provided for the automatic granting of nonstatutory stock options to those of the Company's directors who qualify as "outside directors" at the time of grant. Following each annual meeting of shareholders prior to September 30, 1998, the plan's expiration date, each outside director was automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES the fair market value of the Common Stock on the date of grant. Each option granted under the 1994 Outside Directors' Plan became exercisable six months after the date of grant, regardless of whether the grantee was still a director of the Company on such date. All rights to exercise an option granted under the 1994 Outside Directors' Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee's spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

     The 1999 Outside Directors' Plan provides for the automatic granting of nonstatutory stock options to those of the Company's directors who qualify as "outside directors" at the time of grant. Following each annual meeting of shareholders beginning in 1999, when the plan was approved by the shareholders, each outside director is automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the 1999 Outside Directors' Plan is exercisable immediately upon grant. All rights to exercise an option granted under the 1999 Outside Directors' Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee's spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

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

                                                         1998       1999       2000
                                                        -------   --------   --------
Pro forma net income..................................  $68,966   $130,902   $116,437
Basic pro forma earnings per share....................      .67       1.27       1.11
Diluted pro forma earnings per share..................      .65       1.23       1.09

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         1998        1999        2000
                                                       ---------   ---------   ---------
Volatility...........................................    34.1%       28.8%       35.0%
Risk-free interest rate..............................    5.66%       4.99%       6.50%
Expected holding period..............................  8.7 years   7.7 years   7.8 years
Dividend yield.......................................      0           0           0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted in 1998, 1999 and 2000 was $13.13, $13.53 and

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

$14.54 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

     EQUITY RIGHTS: As of September 30, 2000, the Company holds 220 shares of treasury stock for delivery to equity right holders who have not yet surrendered their certificates. Equity right holders are entitled to receive 4.375 shares of Common Stock upon surrender of such certificates.

(13) TRANSACTIONS WITH SYBRON DENTAL SPECIALTIES

     CASH MANAGEMENT AND ADVANCES: The Company has managed the cash not considered necessary for current operating requirements of its subsidiaries, including the operations of SDS. Cash collected from and cash payments to the operations of SDS are collected or funded from a centralized treasury operation and are either credited or charged to SDS. Advances to and collections from SDS are indirectly charged or credited with interest as such advances to or collections from SDS were applied to borrowings or repayments under the Old Credit Facilities. On an annual basis, outstanding balances are cleared via an intercompany dividend to or capital contribution from Sybron International.

     DIVIDENDS PAID TO SYBRON INTERNATIONAL: From time to time, SDS has paid dividends to the Company. Dividends in 1998, 1999 and 2000 were $47,225, $36,483 and $58,512, respectively.

     CAPITAL CONTRIBUTIONS TO SDS. From time to time, the Company has made capital contributions to SDS. Capital contributions in 1998, 1999 and 2000 were $49,268, $16,210 and $21,399, respectively.

     SYBRON INTERNATIONAL CREDIT FACILITIES: Sybron, consistent with the terms of its Old Credit Facilities, has historically recorded a portion of its outstanding debt (and associated interest expense) under its Old Credit Facilities to certain of its subsidiaries, including the operations of SDS. SDS's historical debt outstanding under the Old Credit Facilities at September 30, 1999 and 2000 were $273,192 and $311,772, respectively. SDS's historical interest expense was $20,195, $17,074 and $25,899 in 1998, 1999 and 2000,
respectively.

     SYBRON INTERNATIONAL CHARGES: Sybron performs certain functions for its subsidiaries (legal, tax, treasury, consolidation accounting, financial reporting and insurance) and therefore charges its corporate office, general and administration expenses to its subsidiaries. Such costs charged to SDS amounted to $3,620, $4,228 and $2,979 in 1998, 1999 and 2000, respectively. Services performed at the corporate office generally benefit the domestic operations, and therefore Sybron International corporate office, general and administrative expenses are generally charged based on SDS's domestic revenues as a percentage of total Sybron International domestic revenues. Because corporate office general and administrative expenses at Sybron International generally benefit domestic operations, Sybron International considers this method to be a reasonable basis for allocation. Management estimates that costs incurred by SDS if it had operated as an unaffiliated entity would have exceeded the amounts actually charged by approximately $2,500 in each of the three years reported.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     INTERCOMPANY LOANS WITH SYBRON DENTAL SPECIALTIES: Loans due from (to) SDS at September 30, 1998, 1999 and 2000 were as follows:

                                                        AMOUNT    RATE    MATURITY
                                                       --------   -----   ---------
1998:
Sybron Holdings A/S..................................  $(21,098)  8.00%   On Demand
Sybron Deutchland GmbH...............................      (342)  6.50%    12/31/98
Sybron Deutchland GmbH...............................    (1,497)  6.50%      8/3/99
Sybron Deutchland GmbH...............................      (493)  3.75%   On Demand
1999:
Sybron Holdings A/S..................................  $(11,472)  5.50%   On Demand
Electrothermal.......................................    (1,647)  8.00%      8/9/00
Sybron Deutchland GmbH...............................    (1,367)  6.50%      8/3/00
Sybron U.K...........................................      (554)  8.00%     7/30/00
Sybron Deutchland GmbH...............................      (454)  3.75%   On Demand
Sybron Deutchland GmbH...............................      (110)  6.50%    12/31/99
Nalge U.K............................................     1,071   0.00%        None
2000:
Sybron Holdings A/S..................................  $ (1,773)  5.50%   On Demand

(14) COMMITMENTS AND CONTINGENT LIABILITIES

     Applied Biotech, Inc. ("ABI"), a subsidiary in our Diagnostics and Microbiology business segment, manufactures and supplies immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sells the tests to retailers who sell them over-the-counter to consumers. ABI supplies the product to Warner Lambert pursuant to a supply agreement which Warner Lambert claims requires ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. Conopco claims in the suit that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Conopco. ABI has agreed to defend the lawsuit on behalf of Warner Lambert. In November 2000, the U.S. District Court granted a motion for summary judgment in favor of Warner Lambert and ABI, ruling that ABI's product does not infringe on the Conopco patents. The Company therefore believes the resolution of this lawsuit will not have a material adverse effect on the results of operations or financial condition of the Company. Additionally, another third party has contacted Warner Lambert regarding patents it holds which may apply to the Warner Lambert pregnancy test. Thus, Warner Lambert or ABI may in the future be subject to additional lawsuits by third parties for patent infringement with respect to these products. ABI believes it has meritorious defenses to these patents and will vigorously defend any such lawsuits against it, if brought.

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including product liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. Based upon the insurance available under an insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES future. The Company does not reduce legal or contractual liabilities for possible recoveries from insurance companies.

     On September 30, 1999, the Company assigned its rights to receive in 2022 a Treasury with a par value of $50,000 to an unrelated third party. The third party has also agreed to assume any obligations for which the security has been pledged.

(15) ACQUISITIONS AND DISCONTINUED OPERATIONS

     The Company has completed 40 acquisitions, sold one business and spun off one business since the beginning of 1998. The acquired companies are all engaged in businesses which are similar to the Company's existing businesses. The divested company was engaged in the business of process technologies. The spun off company was engaged in the dental business.

     1998

     During 1998, the Company completed 17 acquisitions for cash. The aggregate cash purchase price of the acquisitions was approximately $192,382, including fees and expenses. The Company is not subject to future purchase price adjustments based upon earnout provisions under any of the purchase and sale agreements. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies accounted for as purchases. The total goodwill for the acquired companies was $143,886.

                                                                 OPERATING    TOTAL      TYPE OF
          BUSINESS SEGMENT                 DATE         SALES     INCOME     ASSETS    ACQUISITION
          COMPANY ACQUIRED             -------------   -------   ---------   -------   -----------
LABWARE AND LIFE SCIENCES:
Lida Manufacturing Corporation.......   October 1997   $ 5,694    $   379    $ 1,585   Stock
CLINICAL AND INDUSTRIAL:
Chase Instruments Corp. .............   October 1997    21,592      1,957     11,946   Asset
Cel-Line Associates, Inc. ...........   January 1998     1,878         39        155   Asset
SciCan Scientific....................     April 1998     5,483        311      2,982   Asset
Marks Polarized Corporation..........       May 1998       935         84        263   Asset
Scherf Prazision GmbH................    August 1998     2,621        184      1,327   Asset
DIAGNOSTICS AND MICROBIOLOGY:
Clinical Standards Labs, Inc. .......  November 1997     2,759        106        911   Stock
Diagnostic Reagents, Inc. ...........   January 1998     7,609      3,057      5,795   Stock
Criterion Sciences...................     April 1998     5,572      2,731        686   Asset
Custom Laboratories, Inc. ...........     April 1998     1,444         72      1,616   Asset
DiMed Corporation....................     April 1998     1,830        154      1,248   Asset
Summit Biotechnology, Inc. ..........       May 1998     1,237        414        455   Asset
Applied Biotech, Inc. ...............    August 1998    25,141     13,663     12,920   Stock
Seradyn, Inc. .......................    August 1998    12,038       (535)     8,518   Asset
MicroBio Products, Inc. .............    August 1998     3,675         22      1,032   Stock
LABORATORY EQUIPMENT:
Electrothermal Engineering Ltd.......      July 1998     5,565        (21)     2,627   Stock
Lab-Line Instruments, Inc. ..........      July 1998    20,323        633      8,995   Stock

     See note 16 for a description of business segments.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     1999

     Acquisitions

     During 1999, the Company completed 16 acquisitions for cash. The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was $251,332. The Company is not subject to future purchase price adjustments based upon earnout provisions under any of the purchase and sale agreements. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following table outlines sales and operating income for the most recent date prior to the acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies. The type of acquisition refers to whether the Company purchased assets or the stock of the acquired companies. The total goodwill for the acquired companies was $182,926.

                                                                    OPERATING    TOTAL      TYPE OF
           BUSINESS SEGMENT                   DATE         SALES     INCOME     ASSETS    ACQUISITION
           COMPANY ACQUIRED              --------------   -------   ---------   -------   -----------
LABWARE AND LIFE SCIENCES:
InVitro Scientific Products, Inc. .....    October 1998   $ 5,095    $  708     $ 1,897   Assets
Pacofin Intersep Filtration Products
  Business of Pacofin, Ltd.............   November 1998       902       343         952   Assets
Scientific Resources, Inc. ............    January 1999     4,480       165       1,043   Assets
Molecular BioProducts, Inc. ...........    January 1999    15,617     4,217       6,727   Stock
Matrix Technologies Corporation........  September 1999    16,775     1,313       8,419   Stock
CLINICAL AND INDUSTRIAL:
Corning Samco Corporation..............    October 1998    22,996     2,316      15,690   Stock
HistoScreen(TM) and Histogel(TM)
  product lines of Perk Scientific.....    January 1999       932       254         227   Assets
Stahmer, Weston & Co., Inc. ...........   February 1999     2,961       (74)        873   Stock
System Sales Associates, Inc. .........     August 1999     4,382       565       1,810   Assets
Novelty Glass & Mirror Co., Inc. ......   February 1999       280        (9)      4,949   Assets
DIAGNOSTICS AND MICROBIOLOGY:
Rascher & Betzold, Inc. ...............    January 1999       104        (9)        200   Assets
Microgenics Corporation................       June 1999    37,165     8,034      25,573   Stock
MicroTest, Inc. .......................       July 1999     1,631     1,033         320   Assets
Bioreagent and ELISA immunochemistry
  product lines of Genzyme
  Diagnostics..........................       July 1999     3,391     2,465         434   Assets
LABORATORY EQUIPMENT:
Laboratory Devices, Inc. ..............    January 1999       940       202         273   Assets
Stem Corporation Ltd. .................     August 1999     1,655       714       1,090   Stock

     See note 16 for a description of business segments.

     2000

     Acquisitions

     During 2000, the Company completed 10 acquisitions, nine for all cash and one for cash and notes in the amount of $30,600. The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was $206,900. The Company may be subject to future purchase price adjustments based upon earnout provisions under one of the purchase and sale agreements. Such earnout provision has a maximum payout of $6,000. The earnout provision is subject to the achievement of certain financial goals and is not contingent upon employment. The entire earnout is expected to be paid in fiscal 2001 and will be accounted

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES for as additional goodwill. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The following table outlines sales and operating income for the most recent date prior to the acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies. The type of acquisition refers to whether the Company purchased assets or the stock of the acquired companies. The total goodwill for the acquired companies was approximately $205,100. which will be amortized over 20 to 40 years.

                                                                  OPERATING   TOTAL      TYPE OF
          BUSINESS SEGMENT                  DATE         SALES     INCOME     ASSETS   ACQUISITION
          COMPANY ACQUIRED             --------------   -------   ---------   ------   -----------
LABWARE AND LIFE SCIENCES:
Robbins Scientific Corporation.......    October 1999   $19,601    $ 4,088    $9,876   Stock
Versi Dry(R) product line of National
  Packaging Services Corporation.....   February 2000     2,494      1,300             Asset
Sun International....................   February 2000     5,818       (270)    2,269   Asset
Genevac Limited......................        May 2000    10,624      1,082     4,165   Stock
Genevac Inc. ........................        May 2000     1,626         --       N/A   Stock
CLINICAL AND INDUSTRIAL:
Microm Laborgorate GmbH..............    October 1999    20,676      1,112     7,907   Asset
Lab Vision Corporation...............     August 2000     7,487      1,146     4,426   Stock
DIAGNOSTICS AND MICROBIOLOGY:
Consolidated Technologies, Inc. .....      March 2000     7,782      2,888     6,100   Asset
Murex bacteriology latex
  agglutination product line of
  Abbott Laboratories................     August 2000    20,461     10,026       N/A   Asset
The thyroid and coagulation product
  line of Axis Shield................  September 2000     4,507      2,174       N/A   Asset

     See note 16 for a description of business segments.

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

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Net sales...................................................   $816,114      $903,781
Net income..................................................   $140,151      $128,936
Basic earnings per common share.............................   $   1.36      $   1.23
Diluted earnings per common share...........................   $   1.32      $   1.21

     Subsequent to September 30, 2000, the Company completed one acquisition for cash which will be accounted for as a purchases. The following unaudited table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                  OPERATING   TOTAL      TYPE OF
           BUSINESS SEGMENT                  DATE        SALES     INCOME     ASSETS   ACQUISITION
           COMPANY ACQUIRED              -------------   ------   ---------   ------   -----------
CLINICAL AND INDUSTRIAL:
Vacuum Process Technology, Inc. .......  November 2000   $3,977     $(19)     $1,097   Asset

     Discontinued Operations:

     Charge Related to Former Operations

     In 1998, the Company incurred after tax charges of $7,750 related to legal proceedings commenced by Combustion Engineering, Inc. against the Company with respect to the former Taylor Instruments facility in Rochester, New York (the "Site"), an operation accounted for as a discontinued operation when the decision was made to exit the industrial capital goods business in 1983. See note 12.

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

     Net sales from NPT were approximately $47,800 in 1998. Certain expenses were allocated to discontinued operations in 1998 and 1999 (up to the date of sale), including interest expense, which was allocated based upon the historical purchase prices and cash flows of the companies comprising NPT. Income from the discontinued operations of NPT in 1998 and 1999 were $3,848 and $121, respectively.

     Distribution

     On November 8, 2000, Sybron International Corporation announced that it had declared a pro rata distribution (or spin-off) to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (the "Distribution"). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. ("SDS") common stock for every three shares of Sybron International common stock they own. These consolidated financial statements have reclassified SDS and its affiliates to discontinued operations. On December 11, 2000 the Distribution was completed. No proceeds will be received by the Company in connection with the Distribution. Income included in discontinued operations for 1998, 1999 and 2000 was $27,823. $47,844 and $41,597, respectively. SDS will issue its own financial statements as of September 30, 2000.

     As a result, these consolidated financial statements have reclassified SDS and its affiliates to discontinued operations. SDS included the business segments, Professional Dental, Orthodontics and Infection Control

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Products. The components of net assets held for sale of discontinued operations included in the consolidated balance sheets at September 30, 1999 and 2000 are as follows:

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1999            2000
                                                             -------------   -------------
Cash.......................................................    $   6,090       $   5,783
Net account receivables....................................       84,210          85,767
Net inventories............................................       79,574          74,383
Other current assets.......................................        6,336           6,497
Advances and loans to Sybron International.................       56,777          77,762
Property plant and equipment -- net........................       57,488          55,326
Intangible assets..........................................      207,606         220,705
Other assets...............................................        6,263           6,967
Current portion of long term debt..........................       (1,571)        (21,761)
Accounts payable...........................................      (13,122)        (11,351)
Income taxes payable.......................................       (3,918)         (5,680)
Accrued liabilities........................................      (29,402)        (27,859)
Deferred income taxes -- net...............................       (6,203)         (6,252)
Long term debt.............................................     (283,447)       (298,482)
Other liabilities..........................................      (11,086)         (8,835)
                                                               ---------       ---------
                                                               $ 155,595       $ 152,970
                                                               =========       =========

(16) SEGMENT INFORMATION

     The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory products in the United States and other countries. The Company's products are categorized in the business segments of Labware and Life Sciences; Clinical and Industrial; Diagnostics and Microbiology; and Laboratory Equipment. A description of the business segments follows:

     Products in the Labware and Life Sciences business segment include approximately 4,900 items, including reusable plastic products (bottles, carboys, graduated ware, beakers and flasks) and disposable plastic products (microfiltration and cryogenic storage products). Other labware products include products for critical packaging applications (bottles for packaging diagnostic and other reagents, media, pharmaceuticals and specialty chemicals), safety products (hazard labeled containers and biohazard disposal products), environmental containers, and autosampler vials and seals used in chromatography analysis. Life sciences products include applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling and high throughput screening for pharmaceutical drug discovery.

     Products in the Clinical and Industrial business segment include microscope slides, cover glass, glass tubes and vials, stains and reagents and histology and immunochemistry instrumentation for clinical testing, thin glass for watch crystals, cosmetic mirrors, precision and coated glass used in various optic applications, and precision thin film optical coating equipment.

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

     Products in the Laboratory Equipment business segment include heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers and cryogenic storage apparatus, which are fundamental to basic procedures performed in

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES the laboratory; systems for producing ultra pure water; bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research; constant temperature equipment including refrigerators/freezers, ovens, water baths, environmental chambers; and furnaces and fluorometers, spectrophotometers, and strip chart recorders.

     Inter-business segment sales are not material. Information on these business segments is summarized as follows:

                                 LABWARE     CLINICAL    DIAGNOSTICS
                                 AND LIFE      AND           AND        LABORATORY   ELIMI-      TOTAL
                                 SCIENCES   INDUSTRIAL   MICROBIOLOGY   EQUIPMENT    NATIONS      SLP      OTHER(A)     TOTAL
                                 --------   ----------   ------------   ----------   -------   ---------   --------   ---------
1998
Revenues:
  External customer............  228,775     135,438       114,683        78,866         --      557,762        --      557,762
  Intersegment.................      717       5,608           352           972     (6,761)         888      (888)          --
        Total revenues.........  229,492     141,046       115,035        79,838     (6,761)     558,650      (888)     557,762
Gross profit...................  115,724      57,351        59,407        34,697         --      267,179        --      267,179
Selling, general and admin.....   65,570      23,082        34,294        16,405         --      139,351     5,410      144,761
Operating income...............   50,154      34,269        25,113        18,292         --      127,828    (5,410)     122,418
Depreciation and
  amortization.................   16,551       8,271         8,477         4,082         --       37,381     1,449       38,830
Interest income................      433          66            66            11         --          576        47          623
Interest expense...............      138         201            10            16         --          365    33,407       33,772
Segment assets.................  362,637     220,886       320,190       118,306         --    1,022,019   205,833    1,227,852
Expenditures for property,
  plant and equipment..........   19,493       7,456         3,430         2,686         --       33,065       180       33,245
1999
Revenues:
  External customer............  268,788     176,059       171,647        98,543         --      715,037        --      715,037
  Intersegment.................      976       5,833           392           804     (7,367)         638      (638)          --
        Total revenues.........  269,764     181,892       172,039        99,347     (7,367)     715,675      (638)     715,037
Gross profit...................  136,004      75,407        89,458        41,089         --      341,958        --      341,958
Selling, general and admin.....   68,600      30,102        46,246        20,632         --      165,580     7,252      172,832
Operating income...............   67,404      45,305        43,212        20,457         --      176,378    (7,252)     169,126
Depreciation and
  amortization.................   18,768      11,696        12,401         4,393         --       47,258     1,737       48,995
Interest income................      183          66            79            12         --          340       421          761
Interest expense...............      233         204           203            45         --          685    39,388       40,073
Segment assets.................  465,648     290,598       417,313       131,942         --    1,305,501   234,474    1,539,975
Expenditures for property,
  plant and equipment..........   15,598       7,377         4,743         2,254         --       29,972       405       30,377
2000
Revenues:
  External customer............  347,437     208,686       210,147        97,305         --      863,575        --      863,575
  Intersegment.................    1,087       6,962           463           305     (8,817)          --        --           --
        Total revenues.........  348,524     215,648       210,610        97,610     (8,817)     863,575        --      863,575
Gross profit...................  179,460      89,667       111,651        41,352         --      422,130        --      422,130
Selling, general and admin.....  100,365      37,077        60,797        21,148         --      219,387     9,754      229,141
Operating income...............   79,095      52,590        50,854        20,204         --      202,743    (9,754)     192,989
Depreciation and
  amortization.................   27,962      13,049        18,921         4,649         --       64,581     2,006       66,587
Interest income................      217         120           353            14         --          704       133          837
Interest expense...............      933         110            25             1         --        1,069    47,615       48,684
Segment assets.................  428,044     274,968       521,987        88,439         --    1,313,438   478,926    1,792,364
Expenditures for property,
  plant and equipment..........   21,670       8,511        10,527         1,726         --       42,434        84       42,518

---------------

(a) Includes the elimination of intercompany activity and corporate office assets consisting primarily of cash, assets held for sale, securities available for sale (1999 and 2000), deferred taxes, and property, plant and equipment.

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                                1998       1999       2000
                                                              --------   --------   --------
Net Sales:
United States:
  Customers.................................................  $422,055   $543,846   $643,188
  Inter-geographic..........................................    37,237     43,777     55,616
                                                              --------   --------   --------
                                                               459,292    587,623    698,804
                                                              --------   --------   --------
Europe:
  Customers.................................................    83,488    103,097    133,437
  Inter-geographic..........................................    21,069     23,653     28,059
                                                              --------   --------   --------
                                                               104,557    126,750    161,496
                                                              --------   --------   --------
All other areas:
  Customers.................................................    52,219     68,094     86,950
  Inter-geographic..........................................     8,021      7,798      8,934
                                                              --------   --------   --------
                                                                60,240     75,892     95,884
Inter-geographic sales......................................   (66,327)   (75,228)   (92,609)
                                                              --------   --------   --------
  Total net sales...........................................  $557,762   $715,037   $863,575
                                                              ========   ========   ========
Net Property:
  United States.............................................  $127,181   $147,802   $168,472
  Europe....................................................    40,424     39,174     38,766
  All other areas...........................................       733        783        856
                                                              --------   --------   --------
  Total net property........................................  $168,338   $187,759   $208,094
                                                              ========   ========   ========

     Major customer information:

     During 1998, 1999 and 2000, one customer, Fisher Scientific, accounted for 10% or more of the Company's net revenues. During 1998 and 1999, another customer, VWR, accounted for 10% or more of the Company's net revenues. The table below lists by segment the 1998, 1999 and 2000 sales to Fisher Scientific and the 1998 and 1999 sales to VWR.

                                          FISCHER SCIENTIFIC                VWR
                                     -----------------------------   -----------------
                                      1998       1999       2000      1998      1999
                                     -------   --------   --------   -------   -------
Labware and Life Sciences..........  $47,957   $ 55,514   $ 60,818   $48,504   $53,391
Clinical and Industrial............   15,040     24,490     35,953     5,245     7,736
Laboratory Equipment...............   16,025     20,119     22,189    11,037    17,044
Diagnostics and Microbiology.......    4,602      6,230      5,571       190       450
                                     -------   --------   --------   -------   -------
                                     $83,624   $106,353   $119,904   $64,976   $78,621
                                     =======   ========   ========   =======   =======

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(17) COMPREHENSIVE INCOME

     The components of other comprehensive income (loss) are as follows:

                                                         PRETAX      TAX     AFTER TAX
                                                        --------   -------   ---------
Year ended September 30, 1998
  Translation Adjustment..............................  $  4,293   $    --   $  4,293
                                                        ========   =======   ========
Year ended September 30, 1999
  Translation Adjustment..............................  $ (9,905)  $    --   $ (9,905)
  Unrealized gain on security.........................       439      (173)       266
                                                        --------   -------   --------
  Total other comprehensive income....................  $ (9,466)  $  (173)  $ (9,639)
                                                        ========   =======   ========
Year ended September 30, 2000
  Translation Adjustment..............................  $(26,773)  $    --   $(26,773)
  Unrealized gain on security.........................     3,544    (1,420)     2,124
                                                        --------   -------   --------
  Total other comprehensive income....................  $(23,229)  $(1,420)  $(24,649)
                                                        ========   =======   ========

(18) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           FIRST      SECOND     THIRD      FOURTH
1999                                      QUARTER    QUARTER    QUARTER    QUARTER    TOTAL YEAR
----                                      --------   --------   --------   --------   ----------
Net sales...............................  $156,412   $175,406   $183,559   $199,660    $715,037
                                          ========   ========   ========   ========    ========
Gross profit............................  $ 73,620   $ 83,094   $ 88,142   $ 97,102    $341,958
                                          ========   ========   ========   ========    ========
Income from continuing operations.......  $ 14,951   $ 20,596   $ 20,860   $ 21,004    $ 77,411
Discontinued operation..................     8,909     11,496     12,484     15,076    $ 47,965
Income before extraordinary item
Extraordinary item......................        --     18,796       (838)      (787)     17,171
                                          --------   --------   --------   --------    --------
Net income..............................  $ 23,860   $ 50,888   $ 32,506   $ 35,293    $142,547
                                          ========   ========   ========   ========    ========
Basic Per Common Share Earnings:
Income from continuing operations.......  $    .14   $    .20   $    .20   $    .20    $    .75
Discontinued operations.................       .09        .11        .12        .15         .46
Extraordinary item......................        --        .18       (.01)      (.01)        .17
                                          --------   --------   --------   --------    --------
Net income..............................  $    .23   $    .49   $    .31   $    .34    $   1.38
                                          ========   ========   ========   ========    ========
Diluted Per Common Share Earnings:
Income from continuing operations
  Before extraordinary item.............  $    .14   $    .19   $    .19   $    .20    $    .73
Discontinued operations.................       .09        .11        .12        .14         .45
Extraordinary item......................        --        .18       (.01)      (.01)        .16
                                          --------   --------   --------   --------    --------
Net income..............................  $    .23   $    .48   $    .30   $    .33    $   1.34
                                          ========   ========   ========   ========    ========

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                           FIRST      SECOND     THIRD      FOURTH
2000                                      QUARTER    QUARTER    QUARTER    QUARTER    TOTAL YEAR
----                                      --------   --------   --------   --------   ----------
Net sales...............................  $204,883   $218,074   $212,029   $228,589    $863,575
                                          ========   ========   ========   ========    ========
Gross profit............................  $100,091   $107,165   $105,409   $109,465    $422,130
                                          ========   ========   ========   ========    ========
Income from continuing operations.......  $ 20,461   $ 25,340   $ 23,943   $ 16,980    $ 86,724
Discontinued operation..................  $  9,963   $ 13,635   $ 11,275   $  6,724    $ 41,597
                                          --------   --------   --------   --------    --------
Net income..............................  $ 30,424   $ 38,975   $ 35,218   $ 23,704    $128,321
                                          ========   ========   ========   ========    ========
Basic Per Common Share Earnings:
Income from continuing operations.......  $    .20   $    .24   $    .23   $    .16    $    .83
Discontinued operations.................       .09        .13        .11        .07         .40
                                          --------   --------   --------   --------    --------
Net income..............................  $    .29   $    .37   $    .34   $    .23    $   1.23
                                          ========   ========   ========   ========    ========
Diluted Per Common Share Earnings:
Income from continuing operations
  Before extraordinary item.............  $    .20   $    .24   $    .22   $    .16    $    .81
Discontinued operations.................       .09        .13        .11        .06         .39
                                          --------   --------   --------   --------    --------
Net income..............................  $    .29   $    .37   $    .33   $    .22    $   1.20
                                          ========   ========   ========   ========    ========

(19) SUBSEQUENT EVENTS

     On December 11, 2000 (the "Distribution Date"), the Company completed the Spin-Off. Just prior to the Spin-Off, the Company received a cash dividend of approximately $67,900 from SDS as well as a non-cash dividend equal to the net intercompany payable from the Company to SDS and its affiliates on the Distribution Date. On the Distribution Date, the Company borrowed approximately $563,000 under the Credit Facilities and, together with funds aggregating $375,000 (approximately $307,100, the amount equal to the outstanding amounts under the Previous Credit Agreement attributable to SDS on the Distribution Date including accrued interest, plus the cash dividend of $67,900 from SDS to the Company), used such funds to repay all of the outstanding amounts under the Previous Credit Agreement (including amounts attributable to SDS and accrued interest) aggregating approximately $938,000. See footnote 7 regarding terms and amount of the Credit Facilities.

     On December 11, 2000, due to the extinguishment of debt, interest rate swaps previously designated as cash flow hedges ceased to meet hedge criteria under SFAS 133 as modified by SFAS 138. The approximate fair value on December 11, 2000 was $1,700. The Company sold these interest rate swaps on December 12, 2000 for approximately $1,700, and realized a gain of $1,100 (net of tax). Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment of yield interest expense of the Credit Facilities over the remaining term of the interest rate contract. Options under Sybron's employee stock option programs with respect to 1,320,515 shares of Company common stock were exchanged for options to purchase SDS common stock by SDS employees in connection with the Spin-Off.

     On November 8, 2000, the Board of Directors adopted, effective upon completion of the Distribution, a Rights Agreement, dated as of December 11, 2000, pursuant to which Rights are distributed as a dividend at the rate of one Right for each share of common stock, par value $.01 per share, of the Company held by shareholders of record as of the close of business on December 12, 2000, the day after the Distribution, or issued thereafter. Each Right initially will entitle shareholders to buy one one-hundredth of a share of a series of preferred stock for one hundred forty dollars. The Rights generally will be exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES more of the Company's common stock. Thereafter, or if thereafter the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right. The Rights are attached to the common stock unless and until they become exercisable and will expire on December 12, 2010, unless earlier redeemed for $.01 each, or exchanged by the Company as provided in the Rights Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 2001 (the "2001 Annual Meeting Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2001 Annual Meeting Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2001 Annual Meeting Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2001 Annual Meeting Proxy Statement under the caption "Election of Directors."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

     1. The consolidated financial statements of Sybron International Corporation and its subsidiaries filed under Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   42
Consolidated Balance Sheets as of September 30, 1999 and
  2000......................................................   43
Consolidated Statements of Income for the years ended
  September 30, 1998, 1999 and 2000.........................   44
Consolidated Statements of Shareholders' Equity for the
  Years ended September 30, 1998, 1999 and 2000.............   45
Consolidated Statements of Cash Flows for the years ended
  September 30, 1998, 1999 and 2000.........................   46
Notes to Consolidated Financial Statements..................   47

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

     (b) Reports on Form 8-K.

     A Form 8-K, dated September 22, 2000, was filed on September 22, 2000 to report, under item 5, the pro forma data giving effect to the Distribution and the refinancing of the Company's Old Credit Facilities.

     A Form 8-K/A, dated October 10, 2000, was filed on October 10, 2000 to report, under item 5, revised pro forma data giving effect to the Distribution and the refinancing of the Company's Old Credit Facilities.

     A Form 8-K, dated November 8, 2000, was filed on November 9, 2000 to report, under item 5, the Company's declaration of the Distribution, pro forma financial information giving effect to the Distribution, the expected financing for the Distribution and certain financial data. A copy of the Company's press release dated November 8, 2000 was filed as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     December 19, 2000          SYBRON INTERNATIONAL CORPORATION

                                By:        /s/ FRANK H. JELLINEK, JR.
                                   ---------------------------------------------
                                       Frank H. Jellinek, Jr., President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Principal Executive Officer:


         /s/ FRANK H. JELLINEK, JR.                President and Chief Executive Officer
---------------------------------------------
           Frank H. Jellinek, Jr.

              December 19, 2000

       Principal Financial Officer and
        Principal Accounting Officer:

            /s/ JEFFREY C. LEATHE                  Executive Vice President -- Finance,
---------------------------------------------      Chief Financial Officer and Treasurer
              Jeffrey C. Leathe

              December 19, 2000

                       All of the members of the Board of Directors:

              Don H. Davis, Jr.                           /s/ MICHAEL K. BRESSON
            Christopher L. Doerr               ---------------------------------------------
               Robert B. Haas                               Michael K. Bresson
               Thomas O. Hicks                     Attorney and Agent for each member of
           Frank H. Jellinek, Jr.                        the Board of Directors of
              William U. Parfet                      Sybron International Corporation
                 Joe L. Roby                      doing business as Apogent Technologies
              Richard W. Vieser                          under Powers of Attorney
              Kenneth F. Yontz                            dated December 12, 2000

              December 19, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Sybron International Corporation:

     On November 13, 2000, except as to footnote 19 which is as of December 11, 2000, we reported on the consolidated balance sheets of Sybron International Corporation and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000, which are included in the 2000 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Milwaukee, Wisconsin
November 13, 2000 except as to footnote 19
  which is as of December 11, 2000

                                                                     SCHEDULE II

               SYBRON INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO
                                          BEGINNING    COSTS AND      OTHER                       BALANCE AT
DESCRIPTIONS                               OF YEAR      EXPENSES     ACCOUNTS      DEDUCTIONS     END OF YEAR
------------                              ----------   ----------   ----------     ----------     -----------
Year ended September 30, 1998
  Deducted from asset accounts:
    Allowance for doubtful
      receivables.......................    $1,766      $   462       $  533(d)      $  682(a)      $2,079
                                            ======      =======       ======         ======         ======
    Inventory reserves..................    $2,997      $  (763)      $1,479(d)      $  254(b)      $3,459
                                            ======      =======       ======         ======         ======
  Legal reserves........................    $1,147      $  (649)      $   --         $  230(c)      $  268
                                            ======      =======       ======         ======         ======
  Restructuring reserve.................    $  164      $ 9,424       $   --         $6,585(c)      $3,003
                                            ======      =======       ======         ======         ======
Year ended September 30, 1999
  Deducted from asset accounts:
    Allowance for doubtful
      receivables.......................    $2,079      $   907       $1,080(d)      $  968(a)      $3,098
                                            ======      =======       ======         ======         ======
    Inventory reserves..................    $3,459      $   889       $  967(d)      $1,435(b)      $3,880
                                            ======      =======       ======         ======         ======
  Legal reserves........................    $  268      $ 1,034       $              $  866(c)      $  436
                                            ======      =======       ======         ======         ======
  Restructuring reserve.................    $3,003      $   245       $   --         $2,261(c)      $  987
                                            ======      =======       ======         ======         ======
Year ended September 30, 2000
  Deducted from asset accounts:
    Allowance for doubtful
      receivables.......................    $3,098      $   863       $  109(d)      $   29(a)      $4,041
                                            ======      =======       ======         ======         ======
    Inventory reserves..................    $3,880      $  (305)      $1,010(d)      $  713(b)      $3,872
                                            ======      =======       ======         ======         ======
Legal reserves..........................    $  436      $   199       $   --         $  110(c)      $  525
                                            ======      =======       ======         ======         ======
Restructuring reserve...................    $  987      $11,300       $   --         $5,687(c)      $6,609
                                            ======      =======       ======         ======         ======

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

                        SYBRON INTERNATIONAL CORPORATION
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-11091)

                                 EXHIBIT INDEX
                                       TO
                        2000 ANNUAL REPORT ON FORM 10-K

EXHIBIT                                                                                  FILED
NUMBER                 DESCRIPTION                INCORPORATED HEREIN BY REFERENCE TO   HEREWITH
-------                -----------                -----------------------------------   --------
   2.1    Contribution Agreement, Plan and                                                 X
          Agreement of Reorganization and
          Distribution, dated as of November
          28, 2000, between the Registrant and
          Sybron Dental Specialties, Inc.
          ("SDS") and Sybron Dental Management,
          Inc. (excluding the forms of the
          ancillary agreements attached thereto
          as exhibits, definitive copies of
          which are filed as Exhibits 2.2
          through 2.8 below)
   2.2    General Assignment, Assumption and                                               X
          Agreement Regarding Litigation,
          Claims and Other Liabilities, dated
          as of December 11, 2000, between the
          Registrant and SDS
   2.3    Trade Name Assignment and                                                        X
          Transitional Trade Name Use and
          License Agreement, dated as of
          December 11, 2000, between the
          Registrant and SDS
   2.4    Insurance Matters Agreement, dated as                                            X
          of December 11, 2000, between the
          Registrant and SDS
   2.5    Employee Benefits Agreement, dated as                                            X
          of December 11, 2000, between the
          Registrant and SDS
   2.6    Tax Sharing and Indemnification                                                  X
          Agreement, dated as of December 11,
          2000, between the Registrant and SDS
   2.7    Interim Administrative Services                                                  X
          Agreement, dated as of December 11,
          2000, between the Registrant and SDS
   2.8    Confidentiality and Nondisclosure                                                X
          Agreement, dated as of December 11,
          2000, between the Registrant and SDS
   3.1    (a) Restated Articles of               Exhibit 4.1 to the Registrant's
          Incorporation of the Registrant        Registration Statement on Form S-8
                                                 (File No. 333-47015)
          (b) Articles of Amendment containing                                             X
              Certificate of Designation,
              Preferences and Rights of Series
              A Preferred Stock

EXHIBIT                                                                                  FILED
NUMBER                 DESCRIPTION                INCORPORATED HEREIN BY REFERENCE TO   HEREWITH
-------                -----------                -----------------------------------   --------
   3.2    Bylaws of the Registrant, as amended   Exhibit 3 to the Registrant's Form
          as of December 22, 1999                10-Q for the quarterly period ended
                                                 December 31, 1999
   4.1    Restated Articles of Incorporation     Exhibits 3.1 and 3.2 hereto
          and Restated Bylaws of the Registrant
   4.2    Rights Agreement, dated as of Decem-   Exhibit 1 to the Registrant's
          ber 11, 2000, between the Registrant   Registration Statement on Form 8-A
          and Fleet National Bank, as Rights     and Exhibit 4 to the Registrant's
          Agent, including the Form of           Current Report on Form 8-K, both
          Certificate of Designation,            dated December 11, 2000 and filed
          Preferences and Rights of Series A     December 12, 2000
          Preferred Stock (Exhibit A), Form of
          Rights Certificate (Exhibit B) and
          Form of Summary of Rights (Exhibit C)
   4.3    Credit Agreement, dated as of                                                    X
          December 1, 2000 (the "Credit
          Agreement"), among the Registrant,
          the several Lenders from time to time
          parties thereto, Bank One, NA, as
          Domestication Agent, Bank of America,
          N.A., as Syndication Agent, and The
          Chase Manhattan Bank, as
          Administrative Agent
   4.4    Subsidiaries Guarantee, dated as of                                              X
          December 1, 2000, executed pursuant
          to the Credit Agreement
  10.1*   Form of former Employment Agreement    Exhibit 10(a) to Sybron Corporation's
          with the former executive officers of  Form 10-K for the fiscal year ended
          the Registrant                         September 30, 1993 (the "1993 10-K")
  10.2*   Schedule of former executive officers  Exhibit 10.2 to the Registrant's Form
          who were parties to the former         10-K for the fiscal year ended
          Employment Agreement filed as Exhibit  September 30, 1998 (the "1998 10-K")
          10.1, with a summary of significant
          terms
  10.3*   Form of current Employment Agreement                                             X
          with Kenneth F. Yontz, R. Jeffrey
          Harris, and Dennis Brown
  10.4*   Summary of significant terms for each                                            X
          Employment Agreement filed as Exhibit
          10.3.
  10.5*   Form of Employment Agreement with the                                            X
          current executive officers of the
          Registrant
  10.6*   Schedule of executive officers who                                               X
          are parties to the Employment
          Agreement filed as Exhibit 10.5, with
          a summary of significant terms
  10.7*   Form of Indemnification Agreement      Exhibit 10.36 to the Registrant's
          with each of the executive officers    Form 10-K for the fiscal year ended
          and directors identified on the        September 30, 1997 (the "1997 10-K")
          schedule thereto
  10.8*   1988 Stock Option Plan                 Exhibit 10(q) to Sybron Corporation's
                                                 Registration Statement on Form S-1
                                                 (No. 33-20829)

EXHIBIT                                                                                  FILED
NUMBER                 DESCRIPTION                INCORPORATED HEREIN BY REFERENCE TO   HEREWITH
-------                -----------                -----------------------------------   --------
  10.9*   Amendment to the 1998 Stock Option     Exhibit 10(q-4) to the Registrant's
          Plan                                   Form 10-K for the fiscal year ended
                                                 September 30, 1992 (the "1992 10-K")
 10.10*   Form of Nonstatutory Stock Option      Exhibit 10(r) to Sybron Corporation's
          Agreement under the 1988 Stock option  Registration Statement on Form S-1
          Plan                                   (No. 33-20829)
 10.11*   1990 Stock Option Plan                 Exhibit 10(q-2) to Sybron
                                                 Corporation's Registration Statement
                                                 on Form S-1 (No. 33-20829)
 10.12*   Amendment to 1990 Stock Option Plan    Exhibit 10(q-6) to the 1992 10-K
 10.13*   Form of Nonstatutory Stock Option      Exhibit 10(s-1) to Sybron
          Agreement under the 1990 Stock Option  Corporation's Registration Statement
          Plan                                   on Form S-1 (No. 33-20829)
 10.14*   Amended and Restated 1994 Outside Di-  Exhibit 10.41 to the Registrant's
          rectors' Stock Option Plan             Form 10-K for the fiscal year ended
                                                 September 30, 1996
 10.15*   Form of Nonstatutory Stock Option      Exhibit 10.42 to the Registrant's
          Agreement under the Amended and        Form 10-K for the fiscal year ended
          Restated 1994 Outside Directors'       September 30, 1999 (the "1999 10-K")
          Stock Option Plan
 10.16*   1999 Outside Directors' Stock Option   Exhibit A to the Registrant's Proxy
          Plan                                   Statement dated December 22, 1998 for
                                                 its Annual Meeting of Shareholders on
                                                 January 27, 1999
 10.17*   Form of Nonstatutory Stock Option      Exhibit 10.43 to the 1999 10-K
          Agreement under the 1999 Outside
          Directors' Stock Option Plan
 10.18*   Amended and Restated 1993 Long-Term    Exhibit A to the Registrant's Proxy
          Incentive Plan                         Statement dated December 23, 1997 for
                                                 its Annual Meeting of Shareholders on
                                                 January 30, 1998
  10.19   Form of Nonstatutory Stock Option      Exhibit 10(u) to the 1993 10-K
          Agreement under the 1993 Long-Term
          Incentive Plan
 10.20*   Amended and Restated Senior Executive  Exhibit A to the Registrant's Proxy
          Incentive Compensation Plan            Statement dated December 22, 1999 for
                                                 its Annual Meeting of Shareholders on
                                                 February 2, 2000
 10.21*   Sybron International Corporation       Exhibit 10.40 to the 1998 10-K
          Deferred Compensation Plan
  10.22   Lease Agreement dated December 21,     Exhibit 10(cc) to Sybron
          1988 between CPA:7 and CPA:8, as       Corporation's Registration Statement
          landlord, and Barnstead Thermolyne     on Form S-1 (No. 33-24640)
          Company, as tenant (the "Barnstead
          Thermolyne Lease")
  10.23   First Amendment to the Barnstead                                                 X
          Thermolyne Lease

EXHIBIT                                                                                  FILED
NUMBER                 DESCRIPTION                INCORPORATED HEREIN BY REFERENCE TO   HEREWITH
-------                -----------                -----------------------------------   --------
  10.24   Lease Agreement dated December 21,     Exhibit 10(ee) to Sybron
          1988 between CPA:7 and CPA:8, as       Corporation's Registration Statement
          landlord, and Erie Scientific          on Form S-1 (No. 33-24640)
          Company, as tenant (the "Erie Lease")
  10.25   First Amendment to the Erie Lease                                                X
  10.26   Lease Agreement dated December 21,     Exhibit 10(ff) to Sybron
          1988 between CPA:7 and CPA:8, as       Corporation's Registration Statement
          landlord, and Nalge Nunc               on Form S-1 (No. 33-24640)
          International Corporation, as tenant
          (the "NNI Lease")
  10.27   Second Amendment to the NNI lease                                                X
  10.28   Amended and Restated Guaranty and                                                X
          Suretyship Agreement, dated December
          11, 2000, between the Registrant and
          CPA:7 and CPA:8
  10.29   Tenant Agreement dated December 21,    Exhibit 10(tt) to Sybron
          1988 between New England Mutual Life   Corporation's Registration Statement
          Insurance Company, as lender, and      on Form S-1 (No. 33-24640) Form S-1
          CPA:7 and CPA:8, as landlord, and      (No. 33-24640)
          Barnstead Thermolyne Corporation, as
          tenant
  10.30   Tenant Agreement dated December 21,    Exhibit 10(uu) to Sybron
          1988 between New England Mutual Life   Corporation's Registration Statement
          Insurance Company, as lender, and      on Form S-1 (No. 33-24640) Form S-1
          CPA:7 and CPA:8, as landlord, and      (No. 33-24640)
          Erie Scientific Company, as tenant
  10.31   Tenant Agreement dated December 21,    Exhibit 10(vv) to Sybron
          1988 between New England Mutual Life   Corporation's Registration Statement
          Insurance Company, as lender, and      on Form S-1 (No. 33-24640) Form S-1
          CPA:7 and CPA:8, as landlord, and      (No. 33-24640)
          Nalge Nunc International Corporation
          (formerly Nalge Company), as tenant
  10.32   Sale and Leaseback Agreement dated     Exhibit 10(ww) to Sybron
          December 21, 1988 between Sybron       Corporation's Registration Statement
          Corporation and New England Mutual     on Form S-1 (No. 33-24640)
          Life Insurance Company, as lender
  10.33   Environmental Risk Agreement dated     Exhibit 10(yy) to Sybron
          December 21, 1988 from Sybron          Corporation's Registration Statement
          Corporation and Barnstead Thermolyne   on Form S-1 (No. 33-24640
          Corporation, as indemnitors, to New
          England Mutual Life Insurance
          Company, as lender, and CPA:7 and
          CPA:8, as Borrowers
  10.34   Environmental Risk Agreement dated     Exhibit 10(aaa) to Sybron
          December 21, 1988 from Sybron          Corporation's Registration Statement
          Corporation and Erie Scientific        on Form S-1 (No. 33-24640)
          Company, as indemnitors, to New
          England Mutual Life Insurance
          Company, as lender, and CPA:7 and
          CPA:8, as Borrowers

EXHIBIT                                                                                  FILED
NUMBER                 DESCRIPTION                INCORPORATED HEREIN BY REFERENCE TO   HEREWITH
-------                -----------                -----------------------------------   --------
  10.35   Environmental Risk Agreement dated     Exhibit 10(bbb) to Sybron
          December 21, 1988 from Sybron          Corporation's Registration Statement
          Corporation and Nalge Nunc             on Form S-1 (No. 33-24640)
          International Corporation (formerly
          Nalge Company), as indemnitors, to
          New England Mutual Life Insurance
          Company, as lender, and CPA:7 and
          CPA:8, as borrowers
 10.36*   Life insurance policy for Kenneth F.   Exhibit 10(eee) to Sybron
          Yontz, executive officer of the        Corporation's Registration Statement
          Registrant                             on Form S-1 (No. 33-45948)
 10.37*   Life insurance policy for Frank H.     Exhibit 10(eee-1) to Sybron
          Jellinek, Jr., executive officer of    Corporation's Registration Statement
          the Registrant                         on Form S-1 (No. 33-45948)
 10.38*   Life insurance policy for R. Jeffrey   Exhibit 10(rr) to the 1993 10-K
          Harris, former executive officer of
          the Registrant
 10.39*   Life insurance policy for Dennis       Exhibit 10.42 to the Registrant's
          Brown, former executive officer of     Form 10-K for the fiscal year ended
          the Registrant                         September 30, 1995
 10.40*   Consulting Agreement, dated as of      Exhibit 10.43 to the 1997 10-K
          June 8, 1995, by and between William
          U. Parfet and Richard-Allan
          Scientific Company
 10.41*   Sybron Laboratory Products                                                       X
          Corporation Senior Salaried Executive
          Financial Performance Incentive
          Compensation Plan
  21      Subsidiaries of the Registrant                                                   X
  23      Consent of KPMG LLP                                                              X
  24      Powers of Attorney of Directors of                                               X
          the Registrant
  27.1    Financial Data Schedule                                                          X
  27.2    Restated Financial Data Schedule                                                 X
          (fiscal year ended September 30,
          1999)
  27.3    Restated Financial Data Schedule                                                 X
          (fiscal year ended September 30,
          1998)

---------------

 * Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.