Form 10-Q
period 2000-12-31
APOGENT TECHNOLOGIES INC
filed 2001-02-14
CIK 824803

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended December 31, 2000

                                       or


[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
For the transition period from                to
                                -------------     -------------

Commission File Number: 1-11091

                            APOGENT TECHNOLOGIES INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                          22-2849508
              ---------                                          ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

48 Congress Street, Portsmouth, New Hampshire                       03801
---------------------------------------------                       -----
     (Address of principal executive offices)                     (Zip Code)

                                (603) 433 - 6131
                                ----------------
              (Registrant's telephone number, including area code)



                        Sybron International Corporation
                        --------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         At February 9, 2001, there were 105,360,779 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES


          Index                                                                                  Page
---------------------------------                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, December 31, 2000
   and September 30, 2000                                                                          2

Consolidated Statements of Income for the three months
  ended December 31, 2000  and 1999                                                                3

Consolidated Statement of Shareholders' Equity for the three months ended
  December 31, 2000                                                                                4

Consolidated Statements of Cash Flows for the three months ended
  December 31, 2000 and 1999                                                                       5

Notes to Unaudited Consolidated Financial Statements                                               7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                                       15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                28

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       28

ITEM 5. OTHER INFORMATION                                                                         29

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          29

SIGNATURES                                                                                        31

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS
                                                                          December 31,        September 30,
                                                                              2000                 2000
                                                                        -----------------   ------------------
Current assets:
  Cash and cash equivalents.......................................     $       4,773          $    12,411
  Accounts receivable (less allowance for doubtful
    accounts of $3,576 and $4,041, respectively)..................           175,289              173,585
  Inventories (note 3) ...........................................           149,527              141,779
  Deferred income taxes...........................................            12,642               13,226
  Net assets held for discontinued operations (note 6)............              -                 152,970
  Prepaid expenses and other current assets.......................            24,562               16,564
                                                                           ---------            ---------
       Total current assets.......................................           366,793              510,535
Available for sale security.......................................            54,572               54,444
Property, plant and equipment, net of accumulated depreciation
    of $184,495 and $175,831, respectively........................           207,125              208,094
Intangible assets, net of amortization............................         1,024,244            1,008,153
Deferred income taxes.............................................             7,888                7,870
Other assets......................................................             5,556                3,268
                                                                           ---------            ---------
       Total assets...............................................     $   1,666,178          $ 1,792,364
                                                                           =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................     $      41,152          $    51,899
  Advances and loans from SDS (note 6)............................              -                  77,762
  Current portion of long-term debt...............................            43,112               34,327
  Income taxes payable............................................            34,942               16,604
  Accrued payroll and employee benefits...........................            34,369               30,509
  Restructuring reserve (note 5)..................................             4,439                5,609
  Deferred income taxes...........................................             1,177                  807
  Other current liabilities.......................................            15,325               23,622
                                                                           ---------            ---------
      Total current liabilities...................................           174,516              241,139
                                                                           ---------            ---------
Long-term debt....................................................           588,667              649,409
Securities lending agreement......................................            58,862               54,444
Deferred income taxes.............................................            92,804               93,048
Other liabilities.................................................             3,833                4,808
Commitments and contingent liabilities:
Shareholders' equity:
  Preferred Stock, $0.01 par value; authorized 20,000,000 shares                   -                    -
  Common Stock, $0.01 par value; authorized 250,000,000 shares,
    issued 105,326,165 and 105,191,692 shares, respectively.......             1,053                1,052
  Equity Rights, 50 rights at $1.09 per right.....................                 -                    -
  Additional paid-in capital......................................           246,976              271,739
  Retained earnings...............................................           542,157              531,701
  Accumulated other comprehensive income..........................           (42,690)             (54,976)
  Treasury common stock, 220 shares at cost ......................                 -                    -
                                                                           ---------            ---------
       Total shareholders' equity.................................           747,496              749,516
                                                                           ----------           ---------
       Total liabilities and shareholders' equity.................     $   1,666,178          $ 1,792,364
                                                                           =========            =========

See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three Months Ended
                                                                                 December 31,
                                                                         2000                    1999
                                                                         ----                    ----

Net sales.............................................                $  220,758              $ 204,883
Cost of sales:
   Cost of product sold...............................                   114,681                104,658
   Depreciation of purchase accounting adjustments....                       124                    134
                                                                      ----------            -----------
Total cost of sales...................................                   114,805                104,792
                                                                      ----------            -----------
Gross profit..........................................                   105,953                100,091

Selling, general and administrative expenses..........                    45,586                 45,494
Depreciation and amortization of purchase
 accounting adjustments...............................                    10,530                  8,506
                                                                      ----------            -----------
Total selling, general and administrative expenses....                    56,116                 54,000
                                                                      ----------            -----------
Operating income......................................                    49,837                 46,091
Other expense:
   Interest expense, net..............................                   (12,528)               (11,912)
   Amortization of deferred financing fees............                      (109)                  (110)
   Other, net.........................................                      (222)                  (244)
                                                                      ----------            -----------
Income before income taxes, discontinued
 operations and extraordinary items...................                    36,978                 33,825
Income taxes..........................................                    14,791                 13,364
                                                                      ----------            -----------
Income from continuing operations before
  extraordinary items.................................                    22,187                 20,461
Discontinued operations (note 6):
  Discontinued operations (net of income tax of $6,752)                     -                     9,963
  Loss from discontinued operations (net of income
   tax of $435).......................................                   (10,986)                -
                                                                      ----------            -----------
Income before extraordinary item......................                    11,201                 30,424
Extraordinary item from early extinguishments of debt
   (net of income tax of  $496) (note 7)..............                      (745)                 -
                                                                      ----------            -----------

Net income............................................                $   10,456              $  30,424
                                                                      ==========            ===========

Basic earnings per common share from continuing
 operations...........................................                $      .21              $     .20
Discontinued operations...............................                         -                    .10
Loss on discontinued operations.......................                      (.10)                     -
Extraordinary item....................................                      (.01)                     -
                                                                      ----------            -----------
Basic earnings per common share.......................                $      .10              $     .30
                                                                      ==========            ===========

Diluted earnings per common share from continuing
 operations...........................................                $      .21              $     .19
Discontinued operations...............................                         -                    .09
Loss on discontinued operations.......................                      (.10)                     -
Extraordinary item....................................                      (.01)                     -
                                                                      ----------            -----------
Diluted earnings per common share.....................                $      .10              $     .28
                                                                      ==========            ===========

Weighted average basic shares outstanding.............                   105,246                104,026
Weighted average diluted shares outstanding...........                   107,628                106,364

See accompanying notes to unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THREE MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                ACCUMULATED                  TOTAL
                                                                     ADDITIONAL                    OTHER        TREASURY    SHARE-
                                                COMMON     EQUITY      PAID-IN     RETAINED    COMPREHENSIVE     COMMON    HOLDERS'
                                                 STOCK     RIGHTS      CAPITAL     EARNINGS       INCOME          STOCK     EQUITY
                                              ---------    -------   ----------   ----------  --------------   ---------  --------

Balance at September 30, 2000............... $  1,052                $  271,739    $ 531,701    $   (54,976)              $ 749,516
Comprehensive Income:
  Net income................................                                          10,456                                 10,456
  Translation adjustment....................                                                         (1,708)                 (1,708)
  Unrealized gain on interest rate swap
    contracts, net of tax effect of $1,687..                                                          2,530                   2,530
  Adjustment to interest rate swap
    agreement upon sale, net of tax benefit
    of $984.................................                                                         (1,475)                 (1,475)
  Amortization of gain on sale of interest
    rate swaps, net of tax benefit of $42...                                                            (64)                    (64)
  Unrealized gain on security available for
    sale, net of tax effect of $51..........       --         --             --           --             77         --           77
                                              -------    -------        -------      -------        -------    -------      -------
Total comprehensive income..................       --         --             --       10,456           (640)        --        9,816
Shares issued in connection with
   stock options............................        1                     1,490                                               1,491
Tax benefits related to stock
  options...................................                                774                                                 774
Distribution of the equity of Sybron
Dental Specialties, Inc. on December 11,
 2000, net of dividends of $142,880.........       --         --        (27,027)          --         12,926         --      (14,101)
                                              -------    -------        -------      -------        -------    -------      -------

Balance at December 31, 2000................ $  1,053        --      $  246,976    $ 542,157    $   (42,690) $      --    $ 747,496
                                              =======    =======        =======      =======        ========   =======      =======



See accompanying notes to unaudited consolidated financial statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Three Months Ended
                                                                                                    December 31,
                                                                                          2000                  1999
                                                                                          ----                  ----
Cash flows from operating activities:
------------------------------------
 Net income ....................................................................       $  10,456            $  30,424
 Adjustments to reconcile net income to net cash provided by operating activities:
  Discontinued operations ......................................................          10,986               (9,963)
  Depreciation .................................................................           8,512                7,330
  Amortization .................................................................          10,009                8,510
  Loss (gain) on sale of fixed assets ..........................................              27                  (39)
  Provision for losses on doubtful accounts ....................................            (453)                (309)
  Inventory provisions .........................................................           1,848                 (260)
  Deferred income taxes ........................................................             632                1,513
  Extraordinary loss on early extinguishment of debt ...........................             745                    -
  Net changes in assets and liabilities, net of effects of spun-off business and
     businesses acquired .......................................................         (20,342)             (28,117)
                                                                                       ---------            ---------
  Net cash provided by operating activities ....................................          22,420                9,089
                                                                                       ---------            ---------

Cash flows from investing activities:
------------------------------------
  Capital expenditures .........................................................          (7,379)              (8,368)
  Proceeds from sales of property, plant, and equipment ........................             258                  147
  Capital contribution to SDS ..................................................          (4,623)              (4,209)
  Change in payable to SDS .....................................................         (77,762)              45,564
  Dividends from SDS ...........................................................         142,880                    -
  Distribution of the net equity of SDS ........................................         (14,101)                   -
  Payments for businesses acquired, net of cash acquired .......................         (18,856)             (88,500)
                                                                                       ---------            ---------
  Net cash provided by (used in) investing activities ..........................          20,417              (55,366)
                                                                                       ---------            ---------

Cash flows from financing activities:
------------------------------------
 Proceeds from old revolving credit facility ...................................          36,240              206,800
 Principal payments - revolving credit facility ................................        (292,640)            (116,200)
 Principal payments on old term loan ...........................................        (380,920)             (34,417)
 Proceeds from new Revolving Credit Facility ...................................         290,400                    -
 Principal payments on new Revolving Credit Facility ...........................         (15,200)                   -
 Proceeds from new Term Loan ...................................................         300,000                    -
 Securities lending agreement ..................................................           4,418               (2,841)
 Proceeds from the exercise of common stock options ............................           1,491                   31
 Deferred financing fees .......................................................          (3,900)                (169)
 Other .........................................................................          10,165               (2,525)
                                                                                       ---------            ---------
 Net cash (used in) provided by financing activities ...........................         (49,946)              50,679
                                                                                       ---------            ---------

Effect of exchange rate changes on cash and cash equivalents ...................            (529)                (218)
Net (decrease) increase in cash and cash equivalents ...........................          (7,638)               4,184
Cash and cash equivalents at beginning of period ...............................          12,411               12,401
                                                                                       ---------            ---------
Cash and cash equivalents at end of period .....................................       $   4,773            $  16,585
                                                                                       =========            =========

See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  Three   Months Ended
                                                                                                        December 31,
                                                                                                  2000                  1999
                                                                                                  ----                  ----
   Supplemental disclosures of cash flow information:

   Net changes in assets and liabilities, net of effects of spun-off business and businesses acquired:
     Increase in accounts receivable....................................................     $       (698)         $    (5,988)
     Increase in inventories............................................................           (8,499)              (5,605)
     Increase in prepaid expenses and other current assets..............................           (7,595)              (1,904)
     Decrease in accounts payable.......................................................          (11,370)              (4,244)
     Increase in income taxes payable...................................................           18,338               11,694
     Increase (decrease) in accrued payroll and employee benefits.......................            3,860               (8,799)
     Decrease in restructuring reserve..................................................           (3,894)                (242)
     Decrease in other current liabilities..............................................           (8,962)              (5,374)
     Net change in other assets and liabilities.........................................           (1,522)              (7,655)
                                                                                             -------------         ------------
         Net changes in assets and liabilities, net of effects of spun-off business and
         businesses acquired ...........................................................     $    (20,342)         $   (28,117)
                                                                                             =============         ============


          Cash paid during the period for interest......................................     $     13,642          $    11,778
                                                                                             =============         ============
          Cash paid during the period for income taxes..................................     $          -          $     5,077
                                                                                             =============         ============
          Capital lease obligations incurred............................................     $          -          $        43
                                                                                             =============         ============

See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1. In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included. The results for the three-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. Because certain disclosures have been omitted from these statements, this information should only be read in conjunction with the Company's annual report (Form 10-K) for the fiscal year ending September 30, 2000.

2. On January 30, 2001, the Company's shareholders voted to change the name of the Company from Sybron International Corporation to Apogent Technologies Inc.

     On December 11, 2000, Apogent Technologies Inc. ("Apogent" or the "Company"), then known as Sybron International Corporation ("Sybron"), completed the spin-off of its dental business as a separate publicly traded company. The spin-off was effected by way of a pro rata distribution of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. ("SDS") to the Company's shareholders (the "Distribution" or "Spin-Off"). SDS is now an independent public company operating what was Sybron's dental business.

     Immediately prior to the Distribution, Sybron Dental Management, Inc. ("SDM"), then a subsidiary of Sybron, paid a dividend of $142,880 to Sybron, of which $67,900 was paid in cash and $74,980 was a settlement of intercompany loans and advances and to reflect an allocation of additional bank debt to SDS, (the "Dividend"). Immediately after payment of the dividend, SDM became a subsidiary of SDS. The total allocation of bank debt to SDS was $375,000.

     As a result of the Spin-Off, all historical financial data relating to the operations of SDS and its affiliates has been reclassified to discontinued operations.

     As used in these Notes to the Unaudited Consolidated Financial Statements, the term "Company" means Sybron International Corporation for the period prior to January 31, 2001 and Apogent Technologies Inc. thereafter, and the term "SDS" means Sybron Dental Management, Inc. (formerly known as Sybron Dental Specialties, Inc.) for the periods prior to the Distribution, and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the Distribution.

3.   Inventories

     Inventories at December 31, 2000 and September 30, 2000 consist of the following:

                                                        December 31,                    September 30,
                                                           2000                               2000
                                                           ----                               ----
      Raw materials                                     $  62,791                          $  59,178
      Work-in-process                                      28,014                             29,848
      Finished goods                                       70,731                             60,887
      Excess and obsolescence reserves                     (5,367)                            (3,872)
      LIFO reserve                                         (6,642)                            (4,262)
                                                          --------                           -------
                                                        $ 149,527                          $ 141,779
                                                          ========                           =======

4.   Acquisition

     In the first quarter of fiscal 2001, the Company acquired Vacuum Process Technology, Inc. (VPT), a leading manufacturer of state-of-the-art thin film deposition equipment, for cash. This acquisition has been accounted for as a purchase transaction. Accordingly, the results of VPT are included from the date it was acquired. The total goodwill and intangibles for the acquired company was approximately $21,200 and will be amortized over 3 to 40 years. VPT will be included in the Clinical and Industrial business segment.

5.   Restructuring

     In June 1998, the Company recorded a restructuring charge of approximately $8,500 (approximately $5,400 after tax or $.05 per share on a diluted basis) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge was classified as components of cost of sales (approximately $1,800 relating to the write-off of inventory discussed below), and selling, general and administrative expenses (approximately $6,700).

  Restructuring activity since June 30, 1998 and its components are as follows:

                                                                 LEASE     INVENTORY    FIXED
                                                  SEVERANCE    PAYMENTS    WRITE-OFF   ASSETS  GOODWILL
                                                     (A)          (B)         (C)        (C)      (D)       TOTAL
                                                 ---------    ---------   ---------   -------- --------   -------
                                                                         (IN THOUSANDS)
1998 Restructuring Charge....                   $3,400        $  200      $1,800     $1,000     $2,100    $8,500
1998 Cash Payments ..........                      900           100           -          -          -     1,000
1998 Non-Cash Charges .......                        -             -       1,800      1,000      2,100     4,900
                                                ------        ------      ------     ------     ------    ------
September 30, 1998 balance...                   $2,500        $  100      $    -     $    -     $    -    $2,600
1999 Cash Payments ..........                    1,900           100           -          -          -     2,000
Adjustments(a) ..............                      300             -           -          -          -       300
                                                ------        ------      ------     ------     ------    ------
September 30, 1999 balance                      $  900        $    -      $    -     $    -     $    -    $  900
2000 Cash Payments ..........                      700             -           -          -          -       700
                                                ------        ------      ------     ------     ------    ------
September 30, 2000 balance                      $  200        $    -      $    -     $    -     $    -    $  200
Cash payments ...............                      100             -           -          -          -       100
                                                ------        ------      ------     ------     ------    ------
December 31, 2000 balance....                   $  100        $    -      $    -     $    -     $    -    $  100
                                                ======        ======      ======    =======    =======   =======


(a) Amount represents severance and termination costs for approximately 65 terminated employees (primarily sales and marketing personnel). As of December 31, 2000, all employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $300 was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing under accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination. No additional employees will be terminated under this restructuring plan.


(b)  Amount represents lease payments on exited facilities.


(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.


(d)  Amount represents goodwill associated with exited product lines.


  The Company expects to make future cash payments of approximately $100 during the remainder of fiscal 2001.

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

                                                                       FIXED       LEASE       SHUT-DOWN
                                             SEVERANCE    INVENTORY   ASSETS    COMMITMENTS      COSTS        TAX
                                                (a)          (b)        (b)         (c)           (c)         (d)   OTHER    TOTAL
                                            ---------    ---------   -------  -------------   ----------   ------- ------- --------
           2000 Restructuring charge...     $  5,500      $ 2,100    $ 1,000      $ 500          $ 300     $1,000  $  900   $11,300
           2000 Cash payments..........        1,100           --         --         --             --         --      --     1,100
           2000 Non-cash charges.......           --        2,100      1,000         --             --         --     800     3,900
                                              ------      -------    -------      -----          -----     ------  ------   -------
           September 30, 2000 balance..     $  4,400      $    --    $    --      $ 500          $ 300     $1,000  $  100   $ 6,300
           2000 Cash payments..........        1,100           --         --         --             --         --      --     1,100
           2000 Non-cash charges.......           --        2,100      1,000         --             --         --     800     3,900
                                              ------      -------    -------      -----          -----     ------  ------   -------
           September 30, 2000 balance..     $  4,400      $    --    $    --      $ 500          $ 300     $1,000  $  100   $ 6,300
           2001 Cash payments..........        1,100           --         --         50             70         --      --     1,220
                                                         --------    -------                               ------  ------
           December 31, 2000 balance...     $  3,300      $    --    $    --      $ 450          $ 230     $1,000  $  100   $ 5,080
                                            ========     ========    =======     ======         ======     ======  ======   =======


(a) Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of December 31, 2000, 86 employees have been terminated as a result of the restructuring plan.


(b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.


(c) Amount represents lease payments and shut down costs on exited facilities.


(d) Amount represents income tax expense associated with the restructuring of our U.K. facilities.


     The Company expects to make cash payments of approximately $1,300, $2,200 and $400 in each of the remaining three quarters of fiscal 2001, respectively and $1,200 in fiscal 2002 and beyond.


6.   Discontinued Operations

     Distribution

     On November 8, 2000, Sybron International Corporation announced that it had declared a pro rata distribution (or spin-off) to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (the "Distribution"). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. ("SDS") common stock for every three shares of Sybron International common stock they own. These consolidated financial statements have reclassified SDS and its affiliates to discontinued operations. On December 11, 2000, the Distribution was completed. No proceeds will be received by the Company in connection with the Distribution.

     For the quarters ending December 31, 2000 and 1999 the Company has included a net loss of $11,000 and net income of $10,000 from discontinued operations, respectively. The net loss in 2001 included transaction expenses relating to the spin-off of $11,624. These transaction expenses were made up primarily of professional fees of $7,334, management bonuses of $3,328 and other expenses of $962. Revenues and net income from SDS for the quarter ending December 31, 2000 (through December 11, 2000) were $67,400 and $638, respectively and offset the transaction expenses. Revenues and net income from SDS for the quarter ending December 31, 1999 were

     $93,400, and $10,000, respectively. SDS will issue its own financial statements as of December 31, 2000.

     As a result, these consolidated financial statements have reclassified SDS and its affiliates to discontinued operations. SDS now owns and operates what were formerly the Company's Professional Dental, Orthodontics and Infection Control Products business segments. The components of net assets held for sale of discontinued operations included in the consolidated balance sheet September 30, 2000 are as follows:

                                                                         SEPTEMBER 30,
                                                                             2000
                                                                             ----

                              Cash..................................      $   5,783
                              Net account receivables...............         85,767
                              Net inventories.......................         74,383
                              Other current assets..................          6,497
                              Advances and loans to Sybron
                              International.........................         77,762
                              Property plant and equipment -- net...         55,326
                              Intangible assets.....................        220,705
                              Other assets..........................          6,967
                              Current portion of long term debt.....        (21,761)
                              Accounts payable......................        (11,351)
                              Income taxes payable..................         (5,680)
                              Accrued liabilities...................        (27,859)
                              Deferred income taxes-- net...........         (6,252)
                              Long term debt........................       (298,482)
                              Other liabilities.....................         (8,835)
                                                                          ---------
                                                                          $ 152,970
                                                                          =========


7.   Credit Agreements

     Until December 11, 2000, Sybron and its principal domestic subsidiaries (including certain subsidiaries of SDS) were parties to a credit agreement (as amended, the "Previous Credit Agreement") with The Chase Manhattan Bank ("Chase") and certain other lenders providing for a term A loan facility of $300,000 (the "Tranche A Term Loan Facility"), a term B loan facility of $300,000 (the "Tranche B Term Loan Facility") and a revolving credit facility of up to $600,000 (the "Previous Revolving Credit Facility").

     In connection with the Distribution, on December 1, 2000, the Company entered into a new credit agreement (the "Credit Agreement") with Chase and certain other lenders providing for a term loan of $300,000 (the "Term Loan Facility") and a revolving credit facility up to $500,000 (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities"). Borrowings under the Credit Facilities are unsecured. On December 11, 2000, the Company borrowed approximately $569,000 under the Credit Facilities and together with funds aggregating $375,000 (approximately $307,100, the amount equal to the outstanding amounts under the Previous Credit Agreement attributable to SDS on December 11, 2000 including accrued interest, plus a cash dividend of $67,900 from SDS to the Company), used such funds to repay all of the outstanding amounts under the Previous Credit Agreement (including amounts attributable to SDS and accrued interest) aggregating $938,000.

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

     REVOLVING CREDIT FACILITY: Borrowings under the Revolving Credit Facility mature on December 1, 2005. The Revolving Credit Facility provides for an annual interest rate at the option of the Company, equal to (a) ABR plus 0% to .375% (the "Revolving ABR Margin") or (b) the Eurodollar Rates plus .375% to 1.375% (the "Revolving Loan Eurodollar Rate Margin"). In addition, the Company has a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the "CAF"). The Company also will pay a facility fee of .125% to .375% for all commitments from the lenders, whether drawn or undrawn and will pay a utilization fee of 0.25% per annum if more than 50% of the Revolving Credit Facility is drawn or the Term Loan Facility is still outstanding. The Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee depend upon the Company's credit rating from S&P and Moody's. Based upon the Company's current credit rating, the Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee would be 0%, 0.8% and 0.2%, respectively. The Revolving Credit Facility also provides for a multi currency sub facility providing up to $100,000 in sub commitments in non-dollar currencies. Terms and conditions on the multi currency sub facility are to be agreed upon between the Company and Chase and the lenders providing funding under such facility. The Company may not exceed a total of $500,000 in dollar and non-dollar commitments under this Revolving Credit Facility. The Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line.

The Company recorded an extraordinary loss of $745 after taxes as a result of entering into the new credit agreement. This loss related to the write off of deferred financing costs associated with the Previous Credit Agreement.

8.   Interest Rate Swap Agreements

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

     On December 11, 2000 the Company extinguished the variable rate long-term debt to which the swaps were designated and as a result the interest rate swaps ceased to be accounted for as hedges. On December 12, 2000, the Company sold the interest rate swaps for an aggregate gain of $1,055, net of tax. Upon sale of the interest rate swaps, the Company reduced the unrealized gain recorded at October 1, 2000 in other comprehensive income to reflect the fair market value net of tax on the date of sale. The Company will recognize the aggregate gain recorded in other comprehensive income over the original life of the respective interest rate swaps sold as an adjustment of interest expense. For the period December 12, 2000 through December 31, 2000, the Company recognized a gain of $64, net of tax.


9.   Stock Options

     On December 11, 2000, in connection with the spin-off of SDS, certain employees of SDS exchanged 1,320,515 outstanding stock options to purchase Sybron International Corporation's common stock for 2,331,214 options to purchase Sybron Dental Specialties, Inc. common stock. All remaining stock options (owned by remaining employees and directors of the Company) were adjusted by adjusting the exercise price and the number of shares subject to each such option to reflect the change in market value of the Company's common stock resulting from the spin-off, so that the intrinsic value of the options (the spread between the market value and the exercise price of the option shares) after the spin-off was equal to the intrinsic value immediately prior to the spin-off. The spread on options for fractional shares resulting from the exchange or adjustment was paid in cash. As a result of these exchanges and adjustments, the number of outstanding employee and director stock options increased by 391,458 shares and the average exercise price decreased by approximately $3.80.

10.  Segment Information

     The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory products in the United States and other countries. The Company's products are categorized in the business segments of a) Labware and Life Sciences, b) Clinical and Industrial, c) Diagnostics and Microbiology, and d) Laboratory Equipment.

     Information on these business segments is summarized below:

                                     LABWARE      CLINICAL   DIAGNOSTICS
                                     AND LIFE       AND         AND        LABORATORY     ELIMIN-                    TOTAL
                                     SCIENCES   INDUSTRIAL  MICROBIOLOGY    EQUIPMENT     ATIONS (a)    OTHER (a)   COMPANY
                                     --------   ----------  ------------    ---------     ----------    ---------   -------

THREE MONTHS ENDED 12/31/ 1999
Revenues:
  External customer.........          $ 79,898   $  51,911      $ 50,616    $  22,458           -                   $204,883
  Intersegment..............               353       1,558           102          214      (2,099)                       128
    Total revenues..........            80,251      53,469        50,718       22,672      (2,099)                   205,011
Gross profit................            40,857      21,646        27,999        9,589           -                    100,091
Selling, general and admin..            23,205       8,947        14,840        5,070           -        1,938        54,000
Operating income............            17,652      12,699        13,159        4,519           -       (1,938)       46,091


THREE MONTHS ENDED 12/31/2000
Revenues:
  External customer.........            84,863      56,508        54,512       24,875                                220,758
  Intersegment..............               318       1,863           152          167     (2,432)                         68
    Total revenues..........            85,181      58,370        54,664       25,043     (2,432)                    220,826
Gross profit................            43,249      23,234        28,835       10,635                                105,953
Selling, general and admin..            23,993       9,971        15,107        4,957                    2,088        56,116
Operating income............            19,256      13,263        13.728        5,678                   (2,088)       49,837

Segment Assets..............           434,248     302,492       523,658       89,552       (346)      316,574     1,666,178

----------------
(a) Includes the elimination of intercompany and corporate office activity.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On January 30, 2001, the Company's shareholders voted to change the name of the Company from Sybron International Corporation to Apogent Technologies Inc.

     The subsidiaries of Apogent are leading manufacturers of value-added products for the labware and life sciences, clinical and industrial, diagnostics and microbiology, and laboratory equipment markets in the United States and abroad. The Company provides products under four business segments - Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology, and Laboratory Equipment. The primary subsidiaries in each of our business segments are as follows:


   Labware and Life Sciences                Clinical and Industrial

   Matrix Technologies Corporation          Erie Scientific Company
   Nalge Nunc International Corporation     Erie Electroverre S.A.
   Nalge Nunc International K.K.            Chase Scientific Glass, Inc.
   National Scientific Company              The Naugatuck Glass Company
   Nunc A/S                                 Richard-Allan Scientific Company
   Molecular BioProducts, Inc.              Samco Scientific Corporation
   Robbins Scientific Corporation           Microm Laborgerate GmbH
   Genevac Limited                          Gerhard Menzel Glasbearbeitungswerk
                                               GmbH & Co. K.G.

   Diagnostics and Microbiology             Laboratory Equipment

   Applied Biotech, Inc.                    Barnstead Thermolyne Corporation
   Microgenics Corporation                  Lab-Line Instruments, Inc.
   Alexon-Trend, Inc.                       Electrothermal Engineering, Ltd.
   Remel Inc.

     Over the past several years the Company has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product development, product line extensions, new product introductions, international growth, and rationalization of existing businesses and product lines.

     When we use the terms "we" or "our" in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 1999 and 2000 are the Company's first quarters of fiscal 2000 and 2001, respectively.

     As used in this report, the term "Company" means Sybron International Corporation for the period prior to January 30, 2001 and Apogent Technologies Inc. thereafter, and the term "SDS" means Sybron Dental Management, Inc. (formerly known as Sybron Dental Specialties, Inc.) for the periods prior to the Distribution, and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the Distribution.

SPIN-OFF OF SYBRON DENTAL SPECIALTIES

     On December 11, 2000, Apogent Technologies Inc. ("Apogent" or the "Company"), then known as Sybron International Corporation ("Sybron"), completed the spin-off of its dental business as a separate publicly traded company. The spin-off was effected by way of a pro rata distribution of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. ("SDS") to the Company's shareholders (the "Distribution" or "Spin-Off"). SDS is now an independent public company operating what was Sybron's dental business.

     Immediately prior to the Distribution, Sybron Dental Management, Inc. ("SDM"), then a subsidiary of Sybron, paid a dividend of $142,880 to Sybron, of which $67,900 was paid in cash and $74,980 was a settlement of intercompany loans and advances and to reflect an allocation of additional bank debt to SDS, (the "Dividend"). Immediately after payment of the dividend, SDM became a subsidiary of SDS. The total allocation of bank debt to SDS was $375,000.

     As a result of the Spin-Off, all historical financial data relating to the operations of SDS and its affiliates has been reclassified to discontinued operations.


OVERVIEW

     Both our sales and operating income for the quarter ended December 31, 2000 grew over the corresponding prior year period. Net sales for the first quarter of fiscal 2001 increased by 7.7% over the corresponding fiscal 2000 period. Operating income for the first quarter of fiscal 2001 increased by 8.1% over the corresponding fiscal 2000 period.

     Sales growth in the quarter was strong both domestically and internationally. Domestic and international sales increased by 8.1% and by 6.7%, respectively, over the corresponding fiscal 2000 quarter. The strengthening of the U.S. dollar negatively impacted international sales growth. Without the negative currency effects, international sales growth would have been 14.1% over the corresponding fiscal 2000 period.

     We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed one acquisition in the first quarter of fiscal 2001. (See Note 4 to the Unaudited Consolidated Financial Statements.)


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

      From time to time we may employ currency hedges to mitigate the effect of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. No foreign currency hedges are in place as of December 31, 2000.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000
COMPARED TO THE QUARTER ENDED DECEMBER 31, 1999

     NET SALES.

                                     FISCAL          FISCAL         DOLLAR       PERCENT
 NET SALES: (IN THOUSANDS)            2001            2000          CHANGE       CHANGE
 -------------------------            ----            ----          ------       ------
Labware and Life Sciences          $ 84,863        $ 79,898        $  4,965         6.2%
Clinical and Industrial              56,508          51,911           4,597         8.9%
Diagnostics and Microbiology         50,616           3,896          54,512         7.7%
Laboratory Equipment                 24,875          22,458           2,417        10.8%
                                   --------        --------        --------
  Total Net Sales                  $220,758        $204,883        $ 15,875         7.7%
                                   ========        ========        ========

     Overall Company. Net sales for the first quarter of fiscal 2001 increased by $15.9 million or 7.7% from the corresponding fiscal 2000 quarter.

    Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) sales of new products (approximately $3.6 million), (b) net sales of products of acquired companies (approximately $2.3 million), (c) price increases (approximately $0.7 million), and (d) increased net sales of existing products (approximately $0.4 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $2.1 million).

    Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $5.8 million), (b) sales of new products (approximately $0.6 million), and (c) price increases (approximately $0.4 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $1.4 million) and a decrease in net sales of existing products (approximately $0.8 million).

    Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies (approximately $6.0 million), (b) net sales of new products (approximately $0.5 million), and (c) price increases (approximately
$0.4 million). Increased net sales were partially offset by a decrease in net sales of existing products (approximately $2.7 million) and by unfavorable foreign currency fluctuations (approximately $0.3 million).

    Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from: (a) increased net sales of existing products (approximately $1.3 million), (b) net sales of new products (approximately $0.7 million), and (c) price increases (approximately $0.6 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $0.2 million).


    GROSS PROFIT.

                                      FISCAL     PERCENT OF      FISCAL     PERCENT OF      DOLLAR      PERCENT
GROSS PROFIT: (IN THOUSANDS)           2001         SALES         2000         SALES        CHANGE       CHANGE
----------------------------           ----         -----         ----         -----        ------       ------
Labware and Life Sciences            $ 43,249       51.0%       $ 40,857        51.1%       $  2,392        5.9%
Clinical and Industrial                23,234       41.1%         21,646        41.7%          1,588        7.3%
Diagnostics and Microbiology           28,835       52.9%         27,999        55.3%            836        3.0%
Laboratory Equipment                   10,635       42.8%          9,589        42.7%          1,046       10.9%
                                     --------                   --------                    --------    --------
  Total Gross Profit                 $105,953       48.0%       $100,091        48.9%       $  5,862        5.9%
                                     ========                   ========                    ========

    Overall Company. Gross profit for the quarter ended December 31, 2000 increased by $5.9 million or 5.9% from the corresponding fiscal 2000 period.

    Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $2.0 million), (b) the effects of new products (approximately $1.9 million), (c) increased volume (approximately $1.3 million), (d) price increases (approximately $0.8 million), and (e) inventory adjustments (approximately $0.3 million). Increased gross profit was partially offset by:
(a) an unfavorable product mix (approximately $2.5 million), (b) unfavorable foreign currency fluctuations (approximately $0.8 million), and (c) increased manufacturing overhead (approximately $0.6 million).

    Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $1.7 million), (b) price increases (approximately $0.4 million), and (c) the effects of new products (approximately $0.3 million). Increased gross profit was partially offset by: (a) product mix and volume (approximately $0.5 million), and (b) unfavorable foreign currency fluctuations (approximately $0.5 million).

    Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies net of discontinued product lines (approximately $4.2 million), (b) favorable product mix (approximately $1.4 million), and (c) price increases (approximately $0.4 million). Increased gross profit was partially offset by:
(a) reduced volume (approximately $2.0 million), (b) inventory adjustments (approximately $1.8 million), (c) increased manufacturing overhead (approximately $1.5 million), and (d) unfavorable foreign currency fluctuations (approximately $0.1 million).

    Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) increased volume (approximately $0.7 million), (b) price increases (approximately $0.6 million), and (c) the effect of new products (approximately $0.2 million). Increased gross profit was partially offset by inventory adjustments (approximately $0.2) and increased manufacturing overhead (approximately $0.2 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SELLING GENERAL AND ADMINISTRATIVE   FISCAL     PERCENT OF     FISCAL      PERCENT OF     DOLLAR       PERCENT
EXPENSES:(IN THOUSANDS)               2001         SALES        2000         SALES        CHANGE       CHANGE
-----------------------               ----         -----        ----         -----        ------       ------
  Labware and Life Sciences         $23,993     28.3%       $23,205        29.0%        $   788         3.4%
  Clinical and Industrial             9,971     17.6%         8,947        17.2%          1,024        11.4%
  Diagnostics and Microbiology       15,107     27.7%        14,840        29.3%            267         1.8%
  Laboratory Equipment                4,957     19.9%         5,070        22.6%           (113)       (2.2)%
                                     ------                  ------                      ------
    Subtotal                         54,028     24.5%        52,062        25.4%          1,966         3.8%
Corporate Office                      2,088      0.9%         1,938         0.9%            150         7.7%
                                     ------                  ------                      ------
Total Selling General and
  Administrative Expenses           $56,116     25.4%       $54,000        26.4%        $ 2,116         3.9%
                                     ======                  ======                      ======

    Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 2000 increased by $2.1 million or 3.9% from the corresponding fiscal 2000 quarter. Selling, general and administrative expenses at the corporate office increased by $0.1 million in the first quarter of fiscal 2000, an increase of 7.7% from the corporate office's corresponding fiscal 2000 quarter.

    Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $1.4 million), and (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.9 million). Increased selling, general and administrative expenses were partially offset by:
(a) decreased marketing expenses (approximately $0.6 million), (b) decreased general and administrative expenses (approximately $0.6 million), and (c) favorable foreign currency fluctuations (approximately $0.3 million).

    Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired businesses (approximately $0.6 million), (b) increased marketing expenses (approximately $0.3 million), and (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.3 million). Increased selling, general and administrative expenses were partially offset by favorable foreign currency fluctuations (approximately $0.3 million)

    Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostics and Microbiology segment resulted primarily from:
(a) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.0 million) and (b) increased selling, general and administrative expenses as a result of acquired businesses (approximately $0.1 million). Increased selling, general and administrative expenses were partially offset by: (a) decreased research and development expense (approximately $0.4 million), (b) decreased marketing expenses (approximately $0.2 million), (c) decreased general and administrative expenses (approximately $0.1 million), and
(d) favorable foreign currency fluctuations (approximately $0.1 million).

    Laboratory Equipment. Decreased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from decreased general and administrative expenses (approximately $0.2 million). Decreased selling, general and administrative expenses were partially offset by increased research and development expenses (approximately $0.2 million).

    OPERATING INCOME.

                                      FISCAL      PERCENT OF     FISCAL      PERCENT OF     DOLLAR       PERCENT
OPERATING INCOME: (IN THOUSANDS)       2001         SALES         2000         SALES        CHANGE       CHANGE
--------------------------------       ----         -----         ----         -----        ------       ------
  Labware and Life Sciences          $ 19,256      22.7%     $ 17,652          22.1%     $  1,604        9.1%
  Clinical and Industrial              13,263      23.5%       12,699          24.5%          564        4.4%
  Diagnostics and Microbiology         13,728      25.2%       13,159          26.0%          569        4.3%
  Laboratory Equipment                  5,678      22.8%        4,519          20.1%        1,159       25.6%
                                      -------                 -------                     -------
    Subtotal                           51,925      23.5%       48,029          23.4%        3,896        8.1%
Corporate Office                       (2,088)      0.9%       (1,938)          0.9%         (150)       7.7%
                                      -------                 -------                     -------
Total Operating Income               $ 49,837      22.6%     $ 46,091          22.5%     $  3,746        8.1%
                                      =======                 =======                     =======


    As a result of the foregoing, operating income in the first quarter of fiscal 2001 increased by 8.1% or $3.7 million over operating income in the corresponding quarter of fiscal 2000.

    INTEREST EXPENSE.

    Interest expense was $12.5 million in the first quarter of fiscal 2001, an increase of $0.6 million from the corresponding fiscal 2000 quarter. The increase resulted from a higher average interest rates in 2001, resulting primarily from funding acquisitions.

    INCOME TAXES.

    Taxes on income from continuing operations in the first quarter of fiscal 2001 were $14.8 million, an increase of $1.4 million from the corresponding 2000 quarter. The increase resulted primarily from increased taxable earnings.

    INCOME FROM CONTINUING OPERATIONS.

    As a result of the foregoing, we had net income from continuing operations of $22.2 million in the first quarter of fiscal 2001, as compared to $20.5 million in the corresponding 2000 period.

    DISCONTINUED OPERATIONS.

    Losses from discontinued operations were $11.0 million in the first quarter of fiscal 2001 as compared to income of $10 million (net of income tax of $6.8 million) in the first quarter of fiscal 2000. The 2001 loss from discontinued operations resulted from transaction expenses relating to the spin-off of approximately $11.6 million offset by the operating results of SDS (through December 11, 2000) of $0.6 million. These transaction expenses were made up primarily of professional fees of $7.3 million, management bonuses of $3.3 million and other expenses of $1.0 million. On December 11, 2000 Apogent completed the spin-off of SDS.

    EXTRAORDINARY ITEM

    Extraordinary items were $0.7 million, net of income taxes, for the first fiscal quarter of fiscal 2001. As a result of the debt refinancing, the Company wrote off deferred financing costs of approximately $1.2 million that related to prior debt agreements.

    NET INCOME.

    As a result of the foregoing, we had net income of $10.4 million in the first quarter of fiscal 2001, as compared to net income of $30.4 million in the corresponding 2000 period.

    DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $2.7 million in the first quarter of fiscal 2001 due to additional depreciation and amortization from goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.


LIQUIDITY AND CAPITAL RESOURCES

    As a result of the acquisition of the Company's predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets, net of amortization, increased by approximately $16.1 million in the first quarter of fiscal 2001, primarily as a result of continued acquisition activity.

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

    Approximately $22.4 million of cash was generated from operating activities in the first quarter of fiscal 2001, an increase of approximately 150.0% from 2000. Increased cash flow resulted from an increase in non-cash depreciation and amortization charged against net income (approximately $2.7 million), increases in certain accrued liabilities (approx. $12.6 million), and a loss from discontinued operations which was primarily relating to transaction fees (approximately $11.0 million), partially offset by a decrease in cash flow from operating activities resulting primarily from a greater reduction in accounts payable (approximately $7.1 million) and a greater increase in prepaid expenses and other current assets (approximately $5.7 million).

    Approximately $20.4 million of cash was provided by investing activities in the first quarter of fiscal 2001, an increase of $75.8 million from 2000. Increased cash flow from investing activities resulted primarily from net cash received from SDS of approximately $60.5 million. Approximately $49.9 million of cash was used in financing activities, primarily due to payments made on the revolving Credit Facility in excess of proceeds, of approximately $62.1 million.

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

    Prior to the Spin-Off, the Company was party to a credit agreement (the "Old Credit Agreement") with The Chase Manhattan Bank ("Chase") and certain other lenders providing for a tranche A term loan facility of $300 million (the "Old Tranche A Term Loan Facility"), a tranche B term loan facility of $300 million (the "Old Tranche B Term Loan Facility") and a revolving credit facility of up to $600 million (the "Old Revolving Credit Facility"), and together with the Old Tranche A Term Loan Facility and the Old Tranche B Term Loan Facility, the "Old Credit Facilities"). Both the Company and SDM were obligors under the Old Credit Facilities and as such, certain outstanding amounts under the Old Credit Facilities were historically recorded on the books of SDM. Outstanding amounts under the Old Tranche A Term Loan Facility, the Old Tranche B Term Loan Facility and the Old Revolving Credit Facility at September 30, 2000 (including amounts recorded on the books of SDM) were $270.8 million, $299.3 million, and $379.0 million, respectively. Outstanding amounts under the Old Tranche A Term Loan Facility, the Old Tranche B Term Loan Facility, and the Old Revolving Credit Facility at September 30, 2000 recorded on the books of the Company were $201.0 million, $179.9 million, and $256.4 million, respectively.

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

    Payment of principal and interest with respect to the Old Credit Facilities, the Credit Facilities, and the Sale/Leaseback (as defined later herein) have been and are anticipated to be our largest use of operating funds in the future. The Old Tranche A Term Loan Facility and Old Revolving Credit Facility provided for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1%, (collectively referred to as "Old Tranche A ABR") or (b) the adjusted interbank offered rate for eurodollar deposits ("Eurodollar Rate") plus 1/2% to 7/8% (the "Old Tranche A Eurodollar Rate Margin") depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit (as defined in the Old Credit Agreement), or (c) with respect to certain advances under the Old Revolving Credit Facility, the rate set by the competitive bid process among the parties to the Old Revolving Credit Facility ("CAF"). The Old Tranche B Term Loan Facility provided for an annual interest rate, at our option, equal to (a) the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate plus 1% to 1 1/4%, (ii) the federal funds rate plus of 1 1/2% to 1 3/4%, and (iii) the base CD rate plus 2% to 2 1/4%, depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit or
(b) the Eurodollar Rate plus 2% to 2 1/4% depending upon the ratio of our total debt to Consolidated Adjusted Operating Profit. The average interest rate on the Old Tranche A Term Loan Facility (inclusive of the swap agreements described below) in 2000 was 6.25%. The average interest rate on the Old Tranche B Term Loan Facility in 2000 was 8.3%. The average interest rate on the Old Revolving Credit Facility in 2000 was 6.9%.

    The Term Loan Facility provides for an annual interest rate, at the option of the Company, equal to (a) the alternate base rate ("ABR") plus 0% to 1% (the "Term ABR Margin") where ABR is the higher of (i) the rate from time to time publicly announced by Chase in New York City as its prime rate, (ii) the federal funds rate plus 1/2 of 1%, and (iii) the base CD rate plus 1% or (b) the adjusted interbank offered rate for Eurodollar deposits ("Eurodollar Rates") plus 3/4% to 2.0% (the "Term Loan Eurodollar Rate Margin"). The range on the Term ABR Margin and the Eurodollar Rate Margin depend upon the Company's credit rating from Standard and Poor's Rating Group ("S&P") and Moody's Investors Service, Inc. ("Moody's"). Based on the Company's current credit rating, the Term ABR margin and the Term Loan Eurodollar Margin are 0.25% and 1.25%, respectively. All amounts outstanding under the Term Loan facility are due in a single installment on December 1, 2005.

    The Revolving Credit Facility provides for an annual interest rate at the option of the Company, equal to (a) ABR plus 0% to .375% (the "Revolving ABR Margin") or (b) the Eurodollar Rates plus .375% to 1.375% (the "Revolving Loan Eurodollar Rate Margin"). In addition, the Company has a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the "CAF"). The Company also pays a facility fee of .125% to .375% for all commitments from the lenders, whether drawn or undrawn and pays a utilization fee of 0.25% per annum if more than 50% of the Revolving Credit Facility is drawn or the Term Loan Facility is still outstanding. The range on the Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee depend upon the Company's credit rating from S&P and Moody's. The Revolving Credit Facility also provides for a multi currency sub facility providing up to $100 million in sub commitments in non-dollar currencies. Terms and conditions on the multi currency sub facility are to be agreed upon between the Company and Chase and the lenders providing funding under such facility. The Company may not exceed a total of $500 million in dollar and non-dollar commitments under this Revolving Credit Facility. The Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company's subsidiaries as required in the ordinary course of business as part of the working capital line. Based upon the Company's current credit rating, the Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee are 0%, 0.8% and 0.2%, respectively. All amounts outstanding under the Revolving Credit Facility are due on December 1, 2005.

    As a result of the terms of our Old Credit Facilities and our Credit Facilities, we are sensitive to a rise in interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we may enter into interest rate swap agreements.

    During a portion of the first quarter of fiscal 2001 the Company had eight interest rate swaps outstanding aggregating a notional amount of $381.0 million. On December 11, 2000, due to the extinguishment of debt, interest rate swaps previously designated as cash flow hedges ceased to meet hedge criteria under SFAS 133 as modified by SFAS 138. The approximate fair value on December 11, 2000 was $1.7 million. The Company sold these interest rate swaps on December 12, 2000 for approximately $1.7 million and realized a gain of $1.1 million (net of tax). Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment to interest expense of the Credit Facilities over the remaining term of the interest rate contracts.

    Also as part of the permanent financing for the acquisition of the Company's predecessor in 1987, on December 22, 1988, we entered into the sale and leaseback of what were our principal domestic facilities at that time (the "Sale/Leaseback"). On December 11, 2000, the Sale/Leaseback was amended in connection with the Distribution. Two of the five facilities covered by the Sale/Leaseback were transferred to SDS in connection with the Spin-Off and the annual obligation was reduced from $3.6 million to $2.2 million. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent will be increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. The next adjustment will occur on January 1, 2004.

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

    The Credit Agreement contains financial and operating covenants, including, among other things: restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined) in excess of $100 million plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after September 30, 2000, less any dividends paid or other restricted payments made after September 30, 2000; and limitations on incurrence of additional indebtedness. The borrowings under the Credit Agreement are unsecured.

EUROPEAN ECONOMIC MONETARY UNIT

         On January 1, 1999, eleven of the European Union countries (including one country in which we have operations) adopted the Euro as their single currency. At that time, a fixed exchange rate was established between the Euro and the individual countries' existing currencies (the "legacy currencies"). The Euro trades on currency exchanges and is available for non-cash transactions. Following the introduction of the Euro, the legacy currencies will remain legal tender in the participating countries during a transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

         Our German operating units affected by the Euro conversion intend to keep their books in their respective legacy currencies through a portion of the transition period. At this time, we do not expect reasonably foreseeable consequences of the Euro conversion to have a material adverse effect on our business operations or financial condition.


CAUTIONARY FACTORS

      This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "continue", "estimate", "expect", "goal", "objective", "outlook", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

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

- Our business currently has a significant amount of floating rate debt and can be adversely affected by a rise in interest rates.

- There is a risk of strikes or other labor disputes at those locations, which are, unionized which could affect our operations.

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

- Our business is subject to risks affecting our operations in Germany related to the conversion from local legacy currencies to the Euro.

- Our business may be required to satisfy certain indemnification obligations to SDS, or may not be able to collect on indemnification rights from SDS. The domestic subsidiaries of Apogent and SDS, respectively, have each agreed to indemnify the other (and related parties) from and after the Distribution with respect to certain indebtedness, liabilities and obligations. These indemnification obligations could be significant. The availability of these indemnities and our ability to collect on such indemnities from SDS depend upon the future financial strength of both Apogent and SDS.

- Our financial performance or condition may be affected by changes in tax legislation, unanticipated restrictions on our ability to transfer funds from our subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no substantial change in market risk to the Company since September 30, 2000, the end of our fiscal year.





PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on January 30, 2001. A quorum was present at the Annual Meeting, with 85,927,964 shares out of a total of 105,326,165 shares entitled to cast votes represented in person or by proxy at the meeting.

         Proposal Number 1: To elect three directors to serve as Class III Directors until the 2004 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

         The shareholders voted to elect Kenneth F. Yontz, Joe L. Roby, and William U. Parfet to serve as Class III directors until the 2004 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:


                                    Mr. Yontz                 Mr. Roby          Mr. Parfet
                                    ---------                 --------          ----------
         For                        85,317,515                67,300,999        85,312,599
         Withheld from                 610,449                18,626,965           615,364

         The terms of office as directors of Christopher L. Doerr, Don H. Davis, Jr., Richard W. Vieser, Thomas O. Hicks, Frank H. Jellinek, Jr., and R. Jeffrey Harris continued after the meeting.


         Proposal Number 2: To approve the proposed amendment to the Company's Restated Articles of Incorporation to change the name of the Company from Sybron International Corporation to Apogent Technologies Inc.

         The shareholders voted to change the name of the Company from Sybron International Corporation to Apogent Technologies Inc. The results of the vote are as follows:

         For                                85,515,932
         Against                                66,137
         Abstentions                           345,894
         Broker Non-Votes                          N/A


         Proposal Number 3: To approve the proposed amendment to the Company's Restated Articles of Incorporation to increase the size of the Board of Directors from between six and nine directors to between six and twelve directors.

         The shareholders voted to increase the size of the Board of Directors from between six and nine directors to between six and twelve directors. The results of the vote are as follows:

         For                                85,306,909
         Against                               273,039
         Abstentions                           348,016
         Broker Non-Votes                            0


ITEM 5.  OTHER INFORMATION

         Effective January 31, 2000, the Company changed its name from Sybron International Corporation to Apogent Technologies Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS:

                  See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

     (b)   REPORTS ON FORM 8-K:

         A Form 8-K/A was filed on October 10, 2000 to correct an error in the pro forma income tax provisions for Sybron Dental Specialties, Inc. and Sybron International Corporation, contained in the Company's Form 8-K dated September 22, 2000.

         A Form 8-K, dated November 8, 2000, was filed on November 9, 2000 to report, under items 5 and 7, the Board declaration of the spin-off of the Company's dental business (Sybron Dental Specialties, Inc.); the proposed change of the Company's name to Apogent Technologies Inc.; the change in executive officers in connection with the spin-off; the adoption of a Rights Agreement, subject to completion of the spin-off; the calendarization of projected earnings for fiscal 2001; and updated summaries of unaudited pro forma combined financial data for the Company and Sybron Dental Specialties, Inc. incorporating revised interest expense levels.

         A Form 8-K, dated December 11, 2000, was filed on December 12, 2000 to report, under item 5, that the Board of Directors had declared a dividend distribution of one Right (under the Company's Rights Agreement) for each outstanding share of Company Common Stock to stockholders of record at the close of business on December 12, 2000.

         A Form 8-K, dated December 11, 2000, was filed on December 19, 2000 to report, under items 5 and 7, that the spin-off of Sybron Dental Specialties, Inc. was consummated on December 11, 2000. The Form 8-K also contained unaudited pro forma consolidated financial statements of the Company and its subsidiaries, giving effect to the spin-off, the refinancing of its credit facilities, and the dividend paid by Sybron Dental Management, Inc. to the Company immediately prior to the spin-off.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   APOGENT TECHNOLOGIES INC.
                                   -------------------------
                                   (Registrant)



Date:  February 14, 2001           /s/  JEFFREY C. LEATHE
------------------------           ----------------------
                                   Jeffrey C. Leathe
                                   Executive Vice President - Finance, Chief
                                   Financial Officer & Treasurer*



                                   * executing as both the principal financial officer and the duly authorized officer of the Company.

                            APOGENT TECHNOLOGIES INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000

       EXHIBIT                                                                                                               FILED
       NUMBER                      DESCRIPTION                       INCORPORATED HEREIN BY REFERENCE TO                    HEREWITH
     ---------        -----------------------------------           ------------------------------------                    --------
          2.1         Contribution Agreement, Plan and              Exhibit 2.1 to the Registrant's Form 10-K
                      Agreement of Reorganization and               for  the fiscal year ended September 30,
                      Distribution, dated as of November            2000 (the "2000 10-K)
                      28, 2000, between the Registrant and
                      Sybron Dental Specialties, Inc.
                      ("SDS") and Sybron Dental Management,
                      Inc. (excluding the forms of the
                      ancillary agreements attached thereto
                      as exhibits, definitive copies of
                      which are filed as Exhibits 2.2
                      through 2.8 below)
          2.2         General Assignment, Assumption and            Exhibit 2.2 to the 2000 10-K
                      Agreement Regarding Litigation,
                      Claims and Other Liabilities, dated
                      as of December 11, 2000, between the
                      Registrant and SDS
          2.3         Trade Name Assignment and                     Exhibit 2.3 to the 2000 10-K
                      Transitional Trade Name Use and
                      License Agreement, dated as of
                      December 11, 2000, between the
                      Registrant and SDS
          2.4         Insurance Matters Agreement, dated as         Exhibit 2.4 to the 2000 10-K
                      of December 11, 2000, between the
                      Registrant and SDS
          2.5         Employee Benefits Agreement, dated as         Exhibit 2.5 to the 2000 10-K
                      of December 11, 2000, between the
                      Registrant and SDS
          2.6         Tax Sharing and Indemnification               Exhibit 2.6 to the 2000 10-K
                      Agreement, dated as of December 11,
                      2000, between the Registrant and SDS
          2.7         Interim Administrative Services               Exhibit 2.7 to the 2000 10-K
                      Agreement, dated as of December 11,
                      2000, between the Registrant and SDS
          2.8         Confidentiality and Nondisclosure             Exhibit 2.8 to the 2000 10-K
                      Agreement, dated as of December 11,
                      2000, between the Registrant and SDS
          3.1         (a) Composite Restated Articles of            The amendments approved by the
                      Incorporation of the Registrant, as           Shareholders on January 30, 2001                          X
                      amended through February 5, 2001 to           are incorporated by reference to
                      change the name of the Registrant             the Registrant's Proxy  Statement
                      to Apogent Technologies Inc. and              dated December 29, 2000 for its
                      increase the size of the Board of             Annual Meeting of Shareholders
                      Directors from between six and nine
                      to between six and twelve directors

                      (b) Articles of Amendment containing          Exhibit 3.1(b) to the 2000 10-K
                          Certificate of Designation,
                      Preferences and Rights of Series
                      A Preferred Stock
          3.2         Bylaws of the Registrant, as amended                                                                    X
                      as of January 30,  2001 to amend Section
                      3.01 to reflect the increase in the maximum
                      number of directors to twelve