Form 10-Q
period 2001-03-31
APOGENT TECHNOLOGIES INC
filed 2001-05-15
CIK 824803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                  to                .
                                     ----------------    ---------------

COMMISSION FILE NUMBER: 1-11091


                            APOGENT TECHNOLOGIES INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)




WISCONSIN                                           22-2849508
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      Number)


48 CONGRESS STREET, PORTSMOUTH, NEW HAMPSHIRE       03801
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


                                 (603) 433-6131
                                 --------------
              (Registrant's telephone number, including area code)


(Former name, former address, former fiscal year, if changed since last report)

Indicate by checkmark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No    .
                      ---     ---

At May 11, 2001, there were 105,596,023 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                                Index                                      Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2001 and
September 30, 2000                                                          3

Consolidated Statements of Income for the three and six months ended
March 31, 2001 and 2000                                                     4

Consolidated Statement of Shareholders' Equity for the six months
ended March 31, 2001                                                        5

Consolidated Statements of Cash Flows for the six months ended March
31, 2001                                                                    6

Notes to unaudited consolidated financial statements                        8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION                                                    23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          37

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    38

Signatures                                                                  39

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            MARCH 31,     SEPTEMBER 30,
                                                                              2001            2000
                                                                              ----            ----
                                                                          (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents                                             $     12,113      $     12,411
   Accounts receivable (less allowance for doubtful accounts of
   $3,749 and $4,041 at March 31, 2001 and Sept. 30, 2000, respectively)      177,830           173,585
   Inventories                                                                156,075           141,779
   Deferred income taxes                                                       13,055            13,226
   Net assets held for discontinued operations                                    -             152,970
   Prepaid expenses and other current assets                                   19,951            16,564
                                                                        --------------    --------------
        Total current assets                                                  379,024           510,535
   Available for sale security                                                 53,540            54,444
   Property, plant and equipment, net                                         212,394           208,094
   Intangible assets                                                        1,056,094         1,008,153
   Deferred income taxes                                                        7,888             7,870
   Other assets                                                                 6,761             3,268
                                                                        --------------    --------------
        Total assets                                                    $  1,715,701      $  1,792,364
                                                                        ==============    ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $     44,049      $     51,899
   Advances and loans from SDS                                                    -              77,762
   Current portion of long-term debt                                           41,542            34,327
   Income taxes payable                                                        34,089            16,604
   Accrued payroll and employee benefits                                       28,619            30,509
   Restructuring reserve                                                        4,256             5,609
   Deferred income taxes                                                          905               807
   Other current liabilities                                                   31,143            23,622
                                                                        --------------    --------------
        Total current liabilities                                             184,603           241,139
   Long-term debt                                                             594,250           649,409
   Securities lending agreement                                                53,540            54,444
   Deferred income taxes                                                       93,649            93,048
   Other liabilities                                                            6,410             4,808
Commitments and contingent liabilities
Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 20,000,000 shares                 -                 -
   Common stock, $0.01 par value; authorized 250,000,000 shares issued 105,406,437 and 105,191,692 shares respectively,
     outstanding 105,406,437 and 105,191,692 shares
     respectively                                                               1,054             1,052
   Equity rights, 50 rights at $1.09 per right in and                             -                 -
   Additional paid-in capital                                                 248,097           271,739
   Retained earnings                                                          571,509           531,701
   Accumulated other comprehensive income                                     (37,411)          (54,976)
   Treasury commons to are stock, 220 shares at cost in and                         -                 -
                                                                        --------------    --------------
        Total shareholders' equity                                            783,249           749,516
                                                                        --------------    --------------
        Total liabilities and shareholders' equity                       $  1,715,701      $  1,792,364
                                                                        ==============    ==============

  See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            MARCH 31,                      MARCH 31,
                                                                     2001            2000           2001            2000
Net sales                                                      $      245,104    $    218,074   $    465,862    $    422,957
Cost of sales:
   Cost of products sold                                              124,447         110,775        239,128         215,433
   Depreciation of purchase accounting adjustments                        144             134            268             268
                                                               ---------------   -------------  -------------   -------------
        Total cost of sales                                           124,591         110,909        239,396         215,701
                                                               ---------------   -------------  -------------   -------------
        Gross profit                                                  120,513         107,165        226,466         207,256


Selling, general and administrative expenses                           52,346          45,541         97,932          91,035
Restructuring charge                                                      583                            583             -
Depreciation and amortization of purchase accounting                                                     -               -
   adjustments                                                         10,751           8,663         21,281          17,169
                                                               ---------------   -------------  -------------   -------------
        Total selling, general and administrative adjustments          63,680          54,204        119,796         108,204
                                                               ---------------   -------------  -------------   -------------
        Operating income                                               56,833          52,961        106,670          99,052
Other income (expense):
   Interest expense                                                   (11,864)        (11,983)       (24,392)        (23,895)
   Amortization of deferred financing fees                               (140)           (151)          (249)           (261)
   Other, net                                                           5,488             411          5,266             167
                                                               ---------------   -------------  -------------   -------------
Income from continuing operations before income
   taxes and extraordinary item                                        50,317          41,238         87,295          75,063
Income taxes                                                           20,127          15,898         34,918          29,262
                                                               ---------------   -------------  -------------   -------------
Income from continuing operations before extraordinary
   item                                                                30,190          25,340         52,377          45,801
Discontinued operations (net of income tax expense of $0,
   $9,241 $435, and $15,993)                                             (838)         13,635        (11,824)         23,598
                                                               ---------------   -------------  -------------   -------------

Income before extraordinary item                                       29,352          38,975         40,553          69,399
Extraordinary item                                                                                      (745)            -
                                                               ---------------   -------------  -------------   -------------

Net income                                                     $       29,352    $     38,975   $     39,808    $     69,399
                                                               ===============   =============  =============   =============

Basic earnings per common share from continuing operations     $         0.29    $       0.24   $       0.50    $       0.44
Discontinued operations                                                 (0.01)           0.13          (0.11)           0.23
Extraordinary item                                                        -               -            (0.01)            -
                                                               ---------------   -------------  -------------   -------------
Basic earnings per common share                                $         0.28    $       0.37   $       0.38    $       0.67
                                                               ===============   =============  =============   =============

Diluted earning per common share from continuing operations    $         0.28    $       0.24   $       0.49    $       0.43
Discontinued operations                                                 (0.01)           0.13          (0.11)           0.22
Extraordinary item                                                        -               -            (0.01)            -
                                                               ---------------   -------------  -------------   -------------
Diluted earnings per common share                              $         0.27    $       0.37   $       0.37    $       0.65
                                                               ===============   =============  =============   =============

Weighted average basic shares outstanding                             105,371         104,234        105,332         104,130
Weighted average diluted shares outstanding                           107,480         106,646        107,558         106,488






     See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                                                 ADDITIONAL                  OTHER       TREASURY      TOTAL
                                             COMMON    EQUITY     PAID-IN     RETAINED   COMPREHENSIVE    COMMON    SHAREHOLDERS'
                                              STOCK    RIGHTS     CAPITAL     EARNINGS      INCOME         STOCK       EQUITY
                                              -----    ------     -------     --------      ------         -----       ------
Balance at September 30, 2000                 $1,052   $  -     $ 271,739    $  531,701   $   (54,976)   $   -       $  749,516
   Cumulative effect of accounting change
     for cash flow hedge, net of tax effect
     of $1,687                                                                                  2,530                     2,530
Comprehensive income:
   Net income                                                                    39,808                                  39,808
   Translation adjustment                                                                       4,381                     4,381
   Adjustment to interest rate swap
     agreement upon sale, net of tax
     benefit of $984                                                                           (1,475)                   (1,475)
   Amortization of gain on sale of interest                                                                                 -
     rate swaps, net of tax benefit of $169                                                      (255)                     (255)
   Unrealized loss on security available                                                                                    -
     for sale, net of tax benefit of $362                                                        (542)                     (542)
                                              -------  -------  ----------   -----------  ------------   --------    -----------
Total comprehensive income                       -        -             -        39,808         4,639        -           44,447
Shares issued in connection with
   stock options                                   2                2,302                                                 2,304
Tax benefit related to stock options                                1,083                                                 1,083
Distribution of the equity of Sybron Dental
   Specialties, Inc. on December 11, 2000,
   net of dividends of $142,880                                   (27,027)                     12,926                   (14,101)
                                              -------  -------  ----------   -----------  ------------   --------    -----------
Balance at March 31, 2001                     $1,054   $  -     $ 248,097    $  571,509   $   (37,411)   $   -       $  783,249
                                              =======  =======  ==========   ===========  ============   ========    ===========



     See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                              2001         2000
                                                                                              ----         ----
Cash flows from operating activities:
   Net income                                                                           $     39,808     $  69,399
   Adjustments to reconcile net income to net cash provided by operating activities
     Discontinued operations                                                                  11,824       (23,598)
     Depreciation                                                                             16,536        14,127
     Amortization                                                                             20,610        17,159
     Gain on sale of property, plant and equipment                                            (4,962)           68
     Provision for losses on doubtful accounts                                                  (290)          242
     Inventory provisions                                                                      1,161          (485)
     Deferred income taxes                                                                       632         4,006
     Extraordinary items                                                                         745           -
     Net changes in assets and liabilities, net of effects of spun-off business
     and businesses acquired                                                                 (20,795)      (44,321)
                                                                                        -------------   -----------
        Net cash provided by operating activities                                             65,269        36,597
                                                                                        -------------   -----------
Cash flows from investing activities:
   Capital expenditures                                                                      (24,171)      (18,768)
   Proceeds from sales of property, plant and equipment                                       10,731           289
   Proceeds from sale of NPT                                                                     -          (2,600)
   Dividends received from SDS                                                                67,900           -
   Capital contributions paid to SDS                                                          (4,623)      (20,398)
   Distribution of the net equity of SDS                                                     (14,101)          -
   Net change in advances and loans to SDS                                                    (2,782)       61,275
   Net payment for businesses acquired                                                       (51,206)     (121,664)
                                                                                        -------------   -----------
        Net cash used in investing activities                                                (18,252)     (101,866)
                                                                                        -------------   -----------
Cash flows from financing activities
   Proceeds from long-term debt                                                              333,619           -
   Principal payments on long-term debt                                                     (381,012)         (583)
   Proceeds from the exercise of stock options                                                 2,304         4,645
   Refinancing fees paid                                                                      (3,900)         (197)
   Proceeds from revolving credit facility                                                   359,540       192,000
   Principal payments on revolving credit facility                                          (358,640)     (133,500)
   Other financing activities                                                                 (1,042)       (2,676)
                                                                                        -------------   -----------
        Net cash (used in) provided by financing activities                                  (49,131)       59,689
                                                                                        -------------   -----------
Effect of exchange rate changes on cash and cash equivalents                                   1,816          (433)
                                                                                        -------------   -----------
Net decrease in cash and cash equivalents                                                       (298)       (6,013)
Cash and cash equivalents at beginning of period                                              12,411        12,401
                                                                                        -------------   -----------
Cash and cash equivalents at end of period                                             $      12,113      $  6,388
                                                                                        =============   ===========


See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             2001           2000
                                                                                             ----           ----
Net changes in assets and liabilities, net of effects of spun-off business and businesses acquired:
   Increase in accounts receivable                                                     $     (3,445)    $   (15,392)
   Increase in inventories                                                                  (15,629)         (7,033)
   Increase in prepaid expenses and other current assets                                     (2,647)         (2,945)
   Decrease in accounts payable                                                              (8,871)         (4,032)
   Increase (decrease) in income taxes payable                                               17,136          (1,636)
   Decrease in other current liabilities                                                     (7,184)        (10,204)
   Increase (decrease) in accrued payroll and employee benefits                               4,670          (4,607)
   Decrease in restructuring reserve                                                         (4,081)           (367)
   Net change in other assets and liabilities                                                  (744)          1,895
                                                                                       --------------   -------------
      Net changes in asset and liabilities, net of effect of spun-off
      business and businesses acquired                                                 $    (20,795)    $   (44,321)
                                                                                       ==============   =============


Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                            $     25,665     $    33,639
                                                                                       ==============   =============
   Income taxes                                                                        $     21,147     $    32,829
                                                                                       ==============   =============

Capital lease obligations incurred                                                     $        -       $        43
                                                                                       ==============   =============


See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


1.   BASIS OF PRESENTATION

     In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included. The results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should only be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

     On January 30, 2001, the Company's shareholders voted to change the name of the Company from Sybron International Corporation to Apogent Technologies Inc. As used in these Notes to the Unaudited Consolidated Financial Statements, the term "Company" means Sybron International Corporation for the period prior to January 30, 2001 and Apogent Technologies Inc. thereafter.

2.   INVENTORIES

     Inventories at March 31, 2001 and September 30, 2000 consist of the following:

                                               MARCH 31,        SEPTEMBER 30,
                                                 2001               2000
                                                 ----               ----
Raw materials and supplies                     $ 64,705           $ 59,178
Work in process                                  26,802             29,848
Finished goods                                   71,587             57,015
LIFO reserve                                     (7,019)            (4,262)
                                              ----------         ----------
                                               $156,075           $141,779
                                              ==========         ==========



3.   ACQUISITIONS

     During the six-month period ended March 31, 2001, the Company completed two acquisitions for cash. The aggregate purchase price (which was not significant individually or in the aggregate), net of cash acquired, was approximately $62 million. Both of these acquisitions were accounted for as purchase transactions. Accordingly, the results of these acquisitions were included as of the date they were acquired. Total goodwill and intangibles for the acquired companies was approximately $62 million, and will be amortized over 3 to 40 years. Descriptions of the acquired companies are as follows:

         a) On November 9, 2000, the Company acquired Vacuum Process Technology, Inc. ("VPT") located in Plymouth, MA., a leading manufacturer of state-of-the-art thin film deposition equipment, which is sold to a wide variety of companies in the internet infrastructure, optical and semiconductor industries. VPT's sales revenue for the fiscal year is expected to be approximately $18.4 million. VPT is included in the Clinical and Industrial business segment.
         b) On March 1, 2001, the Company acquired BioRobotics Group Limited ("BioRobotics") located in Haslingfield, England. BioRobotics is a leading provider of automated instrumentation solutions used in functional genomics. Sales revenues are expected to be approximately $19 million for the twelve months ending
              February 28, 2002. BioRobotics is included in the Labware and Life Sciences business segment.

     Two acquisitions were completed for cash after the second fiscal quarter 2001 and will be accounted for as purchase transactions. The aggregate purchase price (which was not significant individually or in the aggregate) was approximately $75 million. The results of these acquisitions will be included as of the date they were acquired. The allocations of the purchase prices for these acquisitions are being assessed currently. Descriptions of these acquisitions are as follows:

         a) On April 10, 2001, the Company acquired Advanced Biotechnologies Limited ("ABgene"), located in Epsom, England. ABgene is a leading manufacturer of a comprehensive range of molecular biology reagents and special plastic consumables for the life sciences market. ABgene's sales revenues for the year ended March 31, 2001 were approximately $21 million. ABgene will be included in the Labware and Life Sciences business segment.
         b) On April 10, 2001, the Company acquired the disposable glass culture tube business ("DCT Business") of Kimble Glass, Inc. located in Vineland, New Jersey. The DCT Business will be owned by and consolidated into the Company's subsidiary, Chase Scientific Glass, Inc., which currently manufactures disposable glass culture tubes ("DCTs"). Sales revenue from this business is expected to be approximately $5.8 million for the year ending December 31, 2001. DCTs are used in a variety of general laboratory applications, particularly in blood collection, blood banking, urinalysis, and certain cell culture procedures. Chase Scientific Glass, Inc. is currently included in the Clinical and Industrial business segment.



4.   RESTRUCTURING

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

     Restructuring activity since June 30, 1998 and its components are as follows:

                                                          LEASE     INVENTORY    FIXED
                                            SEVERANCE    PAYMENTS   WRITE-OFF   ASSETS   GOODWILL
                                               (a)         (b)         (c)        (c)      (d)       TOTAL
                                            ---------   ---------   ---------   -------- --------   -------
1998 Restructuring Charge....                 $3,400      $ 200      $ 1,800     $1,000   $ 2,100    $8,500
1998 Cash Payments...........                    900        100           --         --        --     1,000
1998 Non-Cash Charges........                     --         --        1,800      1,000     2,100     4,900
                                              ------      -----      -------     ------   -------    ------
September 30, 1998 balance...                 $2,500      $ 100      $    --     $   --   $    --    $2,600
1999 Cash Payments...........                  1,900        100           --         --        --     2,000
Adjustments(a)...............                    300         --           --         --        --       300
                                              ------      -----      -------     ------   -------    ------
September 30, 1999 balance...                 $  900      $  --      $    --     $   --   $    --    $  900
2000 Cash Payments...........                    700         --           --         --        --       700
                                              ------      -----      -------     ------   -------    ------
September 30, 2000 balance...                 $  200      $  --      $    --     $   --   $    --    $  200
2001 Cash payments...........                    100         --           --         --        --       100
                                              ------      -----      -------     ------   -------    ------
March 31, 2001 balance.......                 $  100      $  --      $    --     $   --   $    --    $  100
                                              ======      =====      =======     ======   =======    ======

     (a) Amount represents severance and termination costs for approximately 65 terminated employees (primarily sales and marketing personnel). As of March 31, 2001, all employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $300 was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing under accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination. No additional employees will be terminated under this restructuring plan.

     (b)      Amount represents lease payments on exited facilities.

     (c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

     (d)      Amount represents goodwill associated with exited product lines.


     The Company expects to make future cash payments of approximately $100 during the remainder of fiscal 2001.

     In September 2000, the Company recorded a restructuring charge of approximately $11,300 (approximately $7,500 after tax or $.07 per share on a diluted basis) for the consolidation of certain businesses, product rationalizations, changes in management structure and taxes associated with restructuring U.K. operations. The restructuring charge was classified as components of cost of sales (approximately $4,400 relating to the write-off of inventory, write-offs of fixed assets, certain lease terminations and severance associated with employees in production activities), selling, general and administrative expense of $5,800 and income tax expense of $1,000, related to the Company's restructuring of its U.K. operations. Restructuring activity since its inception in September 2000 and its components are as follows:

                                                           FIXED       LEASE      SHUT-DOWN
                                    SEVERANCE  INVENTORY   ASSETS   COMMITMENTS     COSTS        TAX
                                       (a)        (b)       (b)         (c)          (c)         (d)     OTHER      TOTAL
                                    ---------  ---------  -------  -------------  ----------   -------   ------  ----------
     2000 Restructuring charge...     $5,500    $ 2,100   $ 1,000      $ 500         $ 300     $ 1,000  $  900   $11,300
     2000 Cash payments..........      1,100         --        --         --            --          --      --     1,100
     2000 Non-cash charges.......         --      2,100     1,000         --            --          --     800     3,900
                                      ------    -------   -------      -----         -----     -------  ------   -------
     September 30, 2000 balance..     $4,400    $    --   $    --      $ 500         $ 300     $ 1,000  $  100   $ 6,300
     Adjustments (e).............        600                                                                         600
     2001 Cash payments..........      1,600         --        --        100           100          --      --     1,800
                                      ------    -------   -------      -----        ------     -------  ------   -------
     March 31, 2001 balance          $ 3,400   $     --   $    --      $ 400         $ 200     $ 1,000  $  100   $ 5,100
                                     =======   ========   =======      =====         =====     =======  ======   =======

     (a) Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of March 31, 2000, 115 employees have been terminated as a result of the restructuring plan.

     (b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

     (c) Amount represents lease payments and shut down costs on exited facilities.

     (d) Amount represents income tax expense associated with the restructuring of our U.K. facilities.

     (e) Amount represents an increase in the severance costs for 16 employees (primarily corporate personnel). These employees are included in the total 151 terminated employees referenced above.


     The Company expects to make future cash payments of approximately $3,500, and $800 in each of the remaining two quarters of fiscal 2001 and $1,200 in fiscal 2002 and beyond.

5.   DISCONTINUED OPERATIONS

     On November 8, 2000, the Company announced that it had declared a pro rata distribution (or spin-off) to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (the "Distribution"). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. ("SDS") common stock for every three shares of Sybron International common stock they owned. These consolidated financial statements have reclassified SDS and its affiliates to discontinued operations. On December 11, 2000, the Distribution was completed. The Company received no proceeds in connection with the Distribution.

     Immediately prior to the Distribution, Sybron Dental Management, Inc. ("SDM") then a subsidiary of Sybron, paid a dividend of $142,880 to Sybron, of which $67,900 was paid in cash and $74,980 was a settlement of intercompany loans and advances and to reflect an allocation of additional bank debt to SDS. Immediately after payment of this dividend, SDM became a subsidiary of SDS. The total allocation of bank debt to SDS was $375,000.

     For the six months ended March 31, 2001 and 2000, the Company has included a net loss of $11,800 and net income of $23,600 from discontinued operations, respectively. The net loss in 2001 included transaction expenses of $12,500 relating to the Distribution of SDS. Revenues and net income from SDS through the date of the spin-off (through December 11, 2000) were $67,400 and $638, respectively and offset the transaction expenses. Revenues and net income from SDS for the six months ended March 31, 1999 were $201,600, and $23,600, respectively.

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

                                                              SEPTEMBER 30,
                                                                  2000
                                                              -------------
                   Cash..................................      $   5,783
                   Net account receivables...............         85,767
                   Net inventories.......................         74,383
                   Other current assets..................          6,497
                   Advances and loans to Sybron                   77,762
                   International.........................
                   Property plant and equipment-- net....         55,326
                   Intangible assets.....................        220,705
                   Other assets..........................          6,967
                   Current portion of long term debt.....        (21,761)
                   Accounts payable......................        (11,351)
                   Income taxes payable..................         (5,680)
                   Accrued liabilities...................        (27,859)
                   Deferred income taxes-- net...........         (6,252)
                   Long term debt........................       (298,482)
                   Other liabilities.....................         (8,835)
                                                               ---------
                                                               $ 152,970
                                                               =========

6.   CREDIT AGREEMENTS

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

     In connection with the Distribution, on December 1, 2000, the Company entered into a new credit agreement (the "Credit Agreement") with Chase and certain other lenders providing for a term loan of $300,000. On April 4, 2001 the Company repaid the Term Loan Facility in full (see Note 11 to the unaudited consolidated financial statements).

     For the six months ending March 31, 2001 the Company recorded an extraordinary loss of $745 after taxes as a result of entering into the new credit agreement. This loss related to the write-off of deferred financing costs associated with the Previous Credit Agreement.


7.   DERIVATIVE INSTRUMENTS

     On October 1, 2000, the Company adopted Financial Accounting Standard Board Opinions No. 133 ("SFAS 133") as modified by FASB Opinion No. 138. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. They require the recognition of all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. At October 1, 2000 the Company had no freestanding derivatives in place other than interest rate swaps used to hedge variable rate long-term debt The interest rate swaps meet the criteria for cash flow hedge accounting. As a result, the swaps are recorded on the balance sheet as an asset at fair value with the corresponding gain or loss recorded in other comprehensive income beginning October 1, 2000. The impact on other comprehensive income upon adoption of the standard was an unrealized gain, net of tax, of approximately $2,530.

     In the normal course of business, we manage risks associated with foreign exchange and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies.
     Our hedging transactions include, but are not limited to, the use of various derivative financial instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
     Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

     On December 11, 2000, the Company extinguished the variable rate long-term debt to which the swaps were designated and as a result the interest rate swaps ceased to be accounted for as hedges. On December 12, 2000, the Company sold the interest rate swaps for an aggregate gain of $1,055, net of tax. Upon sale of the interest rate swaps, the Company reduced the unrealized gain recorded at October 1, 2000 in other comprehensive income to reflect the fair market value net of tax on the date of sale. Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment of yield interest expense of the New Credit Facilities (see note 6) over the remaining term of the interest rate contract. For the period December 12, 2000 through March 31, 2001, the Company recognized a gain of $255, net of tax.

     In March 2001, we entered into two foreign currency options to hedge against the effect of fluctuations in foreign exchange rates on two notes issued in British Pounds. The options of $11,500 GPB and $11,750 GPB have maturity dates approximating those of the notes, of July 31, 2002 and July 2003, respectively. Both options were priced at $0.69 GBP.

8.   STOCK OPTIONS

     On December 11, 2000, in connection with the spin-off of SDS, certain employees of SDS exchanged 1,320,515 outstanding options to purchase Sybron International Corporation common stock for 2,331,214 options to purchase Sybron Dental Specialties, Inc. common stock. All remaining stock options (owned by remaining employees and directors of the Company) were adjusted by adjusting the exercise price and the number of shares subject to each such option to reflect the change in market value of the Company's common stock resulting from the spin-off, so that the intrinsic value of the options (the spread between the market value and the exercise price of the option shares) after the spin-off was equal to their intrinsic value immediately prior to the spin-off. The spread on options for fractional shares resulting from the exchange or adjustment was paid in cash. As a result of these exchanges and adjustments, the number of outstanding employee and director stock options increased by 391,458 shares and the average exercise price decreased by approximately $3.80.


9.   SEGMENT INFORMATION

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

     Information on these business segments is summarized below:


                                           Labware     Clinical    Diagnostics
                                           and Life      and           and       Laboratory                                 Total
                                           Sciences   Industrial   Microbiology   Equipment   Eliminations (a)  Other (a)  Company
                                           --------   ----------   ------------   ---------   ----------------  ---------  -------
THREE MONTHS ENDED MARCH 31, 2000
   Revenues:
     External customer                     $ 85,584   $   54,666   $    53,179   $   24,645                                $ 218,074
     Intersegment                               285        1,768            91          229        (2,216)                       157
        Total revenues                       85,869       56,434        53,270       24,874        (2,216)                   218,231
     Gross profit                            45,166       23,264        28,434       10,301                                  107,165
     Selling, general and administrative     23,773        9,248        14,022        5,292                      1,869        54,204
     Operating income                        21,393       14,016        14,412        5,009                     (1,869)       52,961

THREE MONTHS ENDED MARCH 31, 2001
     Revenues:
        External customer                    97,665       61,762        59,801       25,876                                  245,104
        Intersegment                            319        2,281           147           97        (2,844)                       -
             Total revenues                  97,984       64,043        59,948       25,973        (2,844)                   245,104
     Gross profit                            51,848       25,552        31,985       11,128                                  120,513
     Selling, general and administrative     27,113       11,626        16,635        5,758                      2,548        63,680
     Operating income                        24,734       13,926        15,350        5,371                     (2,548)       56,833

Segment assets                              639,155      329,942       523,810      124,987                     97,807     1,715,701

                                           Labware      Clinical   Diagnostics
                                           and Life       and          and       Laboratory                                 Total
                                           Sciences    Industrial  Microbiology   Equipment   Eliminations (a)  Other (a)  Company
                                           --------    ----------  ------------   ---------   ----------------  ---------  -------

SIX MONTHS ENDED MARCH 31, 2000
     Revenues:
        External customer                 $ 165,482   $  106,577    $  103,795    $   47,103     $   -          $   -      $ 422,957
        Intersegment                            638        3,326           193           443      (4,315)           -            285
             Total revenues                 166,120      109,903       103,988        47,546      (4,315)           -        423,242
     Gross profit                            86,023       44,910        56,433        19,890         -              -        207,256
     Selling, general and administrative     46,978       18,195        28,862        10,362         -            3,807      108,204
     Operating income                        39,045       26,715        27,571         9,528         -           (3,807)      99,052

SIX MONTHS ENDED MARCH 31, 2001
     Revenues:
        External customer                   182,528      118,270       114,313        50,751         -              -        465,862
        Intersegment                            637        4,144           299           264      (5,276)           -             68
             Total revenues                 183,165      122,413       114,612        51,016      (5,276)           -        465,930
     Gross profit                            95,097       48,786        60,820        21,763         -              -        226,466
     Selling, general and administrative     51,106       21,597        31,742        10,715         -            4,636      119,796
     Operating income                        43,990       27,189        29,078        11,049         -           (4,636)     106,670

     Segment assets                         639,155      329,942       523,810       124,987                     97,807    1,715,701

--------------
(a)  Includes the elimination of intercompany and corporate office activity.

10.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Below are the condensed consolidating balance sheets, statements of operations and statements of cash flows for Apogent Technologies Inc., as of March 31, 2001 and September 30, 2000 and for the six months ended March 31, 2001 and fiscal year ended September 30, 2000.

     Certain general corporate expenses have not been allocated to the subsidiaries, and are all included under the Apogent Technologies Inc. heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance and tax liabilities. Income tax provisions for subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Certain debt under which Apogent Technologies Inc. is listed as the debtor has been allocated to the Guarantor subsidiaries. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Apogent Technologies Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                                 As of March 31, 2001
                                                       -------------------------------------------------------------------------
                                                                                          Non
                                                         Apogent         Guarantor     Guarantor
(In thousands)                                         Technologies     Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                                       ------------     ------------  ------------  ------------    ------------
                       ASSETS
Current assets:
     Cash and cash equivalents                         $      5,468     $          -  $     11,876  $     (5,231)   $     12,113
     Accounts receivable, net                                     -          146,734        31,096             -         177,830
     Inventories, net                                         1,263          131,426        28,081        (4,695)        156,075
     Other current assets                                    14,731           13,140         5,135             -          33,006
                                                       ------------     ------------  ------------  ------------    ------------
            Total current assets                             21,462          291,300        76,188        (9,926)        379,024

     Property, plant and equipment, net                       9,207          163,499        39,688             -         212,394
     Intangible assets                                        6,427          898,681       150,986             -       1,056,094
     Deferred income taxes                                    7,888                -             -             -           7,888
     Investment in subsidiaries                           1,508,388           51,496                  (1,559,884)              -
     Other assets                                            53,540            5,079         1,682             -          60,301
                                                       ------------     ------------  ------------  ------------    ------------
            Total assets                               $  1,606,912     $  1,410,055  $    268,544  $ (1,569,810)   $  1,715,701
                                                       ============     ============  ============  ============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $        273     $     40,384  $      8,623   $    (5,231)   $     44,049
     Current portion of long-term debt                            -           41,491            51             -          41,542
     Income taxes payable                                    19,999           11,574         2,516             -          34,089
     Accrued expenses and other current liabilities          10,297           30,484        24,142             -          64,923
                                                       ------------     ------------  ------------  ------------    ------------
            Total current liabilities                        30,569          123,933        35,332        (5,231)        184,603
                                                       ------------     ------------  ------------  ------------    ------------
     Long-term debt                                               -          594,223            27             -         594,250
     Securities lending agreement                            53,540                -             -             -          53,540
     Deferred income taxes                                   68,114           17,777         7,758             -          93,649
     Other liabilities                                        3,959            1,304         1,147             -           6,410
     Net intercompany payable/(receivable)                  104,478         (195,909)       93,297        (1,866)              -
     Commitments and contingent liabilities
     Shareholders' equity
         Preferred stock                                          -                -             -             -               -
         Common stock                                         1,054                -             -             -           1,054
         Equity rights                                            -                -             -             -               -
         Additional paid-in-capital                         248,097        1,436,394       123,490    (1,559,884)        248,097
         Retained earnings (deficit)                      1,094,451         (567,667)       47,554        (2,829)        571,509
         Other comprehensive income                           2,650                -       (40,061)            -         (37,411)
         Treasury stock (at cost)                                 -                -             -             -               -
                                                       ------------     ------------  ------------  ------------    ------------
            Total shareholders' equity                    1,346,252          868,727       130,983    (1,562,713)        783,249
                                                       ------------     ------------  ------------  ------------    ------------
            Total liabilities and shareholders'
            equity                                     $  1,606,912     $  1,410,055  $    268,544  $ (1,569,810)   $  1,715,701
                                                       ============     ============  ============  ============    ============


        CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         As of September 30, 2000
                                                 ------------------------------------------------------------------------
                                                                                   Non
                                                   Apogent        Guarantor      Guarantor
(In thousands)                                   Technologies    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                 ------------    ------------   ------------   ------------  ------------
                    ASSETS

Current assets:
     Cash and cash equivalents                         $    7,086   $         -  $    7,902    $  (2,577)   $   12,411
     Accounts receivable, net                                   -       146,564      27,021            -       173,585
     Inventories, net                                       1,187       120,399      24,020       (3,827)      141,779
     Net assets held for discontinued operations          152,970             -           -            -       152,970
     Other current assets                                  16,467        28,387       4,112      (19,176)       29,790
                                                       -----------  ------------ -----------  -----------   -----------
           Total current assets                           177,710       295,350      63,055      (25,580)      510,535

     Property, plant and equipment, net                     8,840       162,431      36,823            -       208,094
     Intangible assets                                      2,922       895,583     109,648            -     1,008,153
     Deferred income taxes                                 12,563        (4,693)          -            -         7,870
     Investment in subsidiaries                           813,152        51,069           -     (864,221)            -
     Other assets                                          52,154         3,914       1,644            -        57,712
                                                       -----------  ------------ -----------  -----------   -----------
           Total assets                                $1,067,341   $ 1,403,654  $  211,170   $ (889,801)   $1,792,364
                                                       ===========  ============ ===========  ===========   ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $      594   $    37,361  $   16,521   $   (2,577)   $   51,899
     Advances and loans from SDS                           77,762             -           -            -        77,762
     Current portion of long-term debt                        -          34,252          75            -        34,327
     Income taxes payable                                  34,117             -       2,523      (20,036)       16,604
     Accrued expenses and other current liabilities        17,331        29,782      13,434            -        60,547
                                                       -----------  ------------ -----------  -----------   -----------
           Total current liabilities                      129,804       101,395      32,553      (22,613)      241,139
                                                       -----------  ------------ -----------  -----------   -----------

     Long-term debt                                             -       649,383          26            -       649,409
     Securities lending agreement                          54,444             -           -            -        54,444
     Deferred income taxes                                 70,388        14,793       7,867                     93,048
     Other liabilities                                      1,164         3,772       1,060       (1,188)        4,808
     Net intercompany payable/(receivable)               (519,063)      463,622      55,232          209             -
     Commitments and contingent liabilities                     -             -           -            -
     Shareholders' equity
        Preferred stock                                         -             -           -            -             -
        Common stock                                        1,052             -           -                      1,052
        Equity rights                                           -             -           -            -             -
        Additional paid-in-capital                        271,739       786,251      77,970     (864,221)      271,739
        Retained earnings (deficit)                     1,055,421      (615,562)     93,830       (1,988)      531,701
        Other comprehensive income                          2,392             -     (57,368)           -       (54,976)
        Treasury stock (at cost)                                -             -           -            -             -
                                                       -----------  ------------ -----------  -----------   -----------
           Total shareholders' equity                   1,330,604       170,689     114,432     (866,209)      749,516
                                                       -----------  ------------ -----------  -----------   -----------
           Total liabilities and shareholders' equity  $1,067,341   $ 1,403,654  $  211,170   $ (889,801)   $1,792,364
                                                       ===========  ============ ===========  ===========   ===========

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS




                                                                        For the Three Months Ended March 31, 2001
                                                         -------------------------------------------------------------------------
                                                                                              Non
                                                           Apogent         Guarantor       Guarantor
(In thousands)                                           Technologies    Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                                         ------------    ------------    ------------  ------------   ------------

Net sales                                                                $    213,689    $     44,594  $   (13,179)   $    245,104
Cost of sales                                                                 111,386          26,204      (12,999)        124,591
                                                         ------------    ------------    ------------  -----------    ------------
          Gross profit                                              -         102,303          18,390         (180)        120,513
Selling, general and administrative expenses                   11,417          42,354           9,909                       63,680
                                                         ------------    ------------    ------------  -----------    ------------
Operating income                                              (11,417)         59,949           8,481         (180)         56,833
Other income (expense):
         Interest expense                                                     (11,864)              -                      (11,864)
         Other, net                                             4,373           1,489           (514)                        5,348
                                                         ------------    ------------    ------------  -----------    ------------
Income before income taxes and discontinued operations         (7,044)         49,574           7,967         (180)         50,317
Income taxes                                                   (2,889)         19,830           3,187                       20,127
                                                         ------------    ------------    ------------  -----------    ------------
Income from continuing operations                              (4,155)         29,744           4,780         (180)         30,190
Discontinued operations                                          (838)              -               -            -            (838)
                                                         ------------    ------------    ------------  -----------    ------------
Net income                                               $     (4,993)   $     29,744    $      4,780  $      (180)   $     29,352
                                                         ============    ============    ============  ===========    ============

                                                                        For the Three Months Ended March 31, 2000
                                                         -------------------------------------------------------------------------
                                                                                              Non
                                                           Apogent         Guarantor       Guarantor
(In thousands)                                           Technologies    Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                                         ------------    ------------    ------------  ------------   ------------

Net sales                                                $          -    $    191,338    $     37,758  $   (11,022)   $    218,074
Cost of sales                                                       -          99,391          22,374      (10,856)        110,909
                                                         ------------    ------------    ------------  -----------    ------------
         Gross profit                                               -          91,947          15,384         (166)        107,165
Selling, general and administrative expenses                    2,535          43,383           8,286                       54,204
                                                         ------------    ------------    ------------  -----------    ------------
Operating income                                              (2,535)          48,564           7,098         (166)         52,961
Other income (expense):
         Interest expense                                           -         (11,948)            (35)                     (11,983)
         Other, net                                               487             319            (546)                         260
                                                         ------------    ------------    ------------  -----------    ------------
Income before income taxes and discontinued operations        (2,048)          36,935           6,517         (166)         41,238
Income taxes                                                  (1,483)          14,774           2,607                       15,898
                                                         ------------    ------------    ------------  -----------    ------------
Income from continuing operations                               (565)          22,161           3,910         (166)         25,340
Discontinued operations                                        13,635               -               -            -          13,635
                                                         ------------    ------------    ------------  -----------    ------------
Net income                                               $     13,070    $     22,161    $      3,910  $      (166)   $     38,975
                                                         ============    ============    ============  ===========    ============

                                                                      For the Six Months Ended March 31, 2001
                                                      -------------------------------------------------------------------------
                                                                                         Non
                                                         Apogent      Guarantor       Guarantor
(In thousands)                                        Technologies   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                      ------------   ------------   ------------    ------------   ------------
Net sales                                               $        -    $  410,439      $   79,517    $    (24,094)    $  465,862
Cost of sales                                                    -       216,009          46,604         (23,217)       239,396
                                                      ------------    ----------      ----------    ------------     ----------
         Gross profit                                            -       194,430          32,913            (877)       226,466
Selling, general and administrative expenses                16,035        85,189          18,572                        119,796
                                                      ------------    ----------      ----------    ------------     ----------
Operating income                                           (16,035)      109,241          14,341            (877)       106,670
Other income (expense):
         Interest expense                                        -      (24,377)            (15)                        (24,392)
         Other, net                                          3,785         1,630           (398)                          5,017
                                                      ------------    ----------      ----------    ------------     ----------
Income before income taxes, discontinued operations
     and extraordinary item                                (12,250)       86,494          13,928            (877)        87,295
Income taxes                                                (5,251)       34,598           5,571                         34,918
                                                      ------------    ----------      ----------    ------------     ----------
Income from continuing operations before
     extraordinary item                                     (6,999)       51,896           8,357            (877)        52,377
Discontinued operations                                    (11,824)            -               -               -        (11,824)
                                                      ------------    ----------      ----------    ------------     ----------
Income before extraordinary item                           (18,823)       51,896           8,357            (877)        40,553
Extraordinary item                                                          (745)                                          (745)
                                                      ------------    ----------      ----------    ------------     ----------
Net income                                              $  (18,823)   $   51,151      $    8,357    $       (877)    $   39,808
                                                      ============    ==========      ==========    ============     ==========

                                                                      For the Six Months Ended March 31, 2000
                                                      -------------------------------------------------------------------------
                                                                                         Non
                                                         Apogent      Guarantor       Guarantor
(In thousands)                                        Technologies   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                      ------------   ------------   ------------    ------------   ------------
Net sales                                               $        -    $  371,656      $   71,982    $    (20,681)    $  422,957
Cost of sales                                                            193,390          42,541         (20,230)       215,701
                                                      ------------    ----------      ----------    ------------     ----------
         Gross profit                                            -       178,266          29,441            (451)       207,256
Selling, general and administrative expenses                 3,890        87,732          16,582                        108,204
                                                      ------------    ----------      ----------    ------------     ----------
Operating income                                            (3,890)       90,534          12,859            (451)        99,052
Other income (expense):
         Interest expense                                        -       (23,835)            (60)                       (23,895)
         Other, net                                            459           173            (726)                           (94)
                                                      ------------    ----------      ----------    ------------     ----------
Income before income taxes and discontinued
operations                                                  (3,431)       66,872          12,073            (451)        75,063
Income taxes                                                (2,316)       26,749           4,829                         29,262
                                                      ------------    ----------      ----------    ------------     ----------
Income from continuing operations                           (1,115)       40,123           7,244            (451)        45,801
Discontinued operations                                     23,598             -               -               -         23,598
                                                      ------------    ----------      ----------    ------------     ----------
Net income                                              $   22,483     $  40,123      $    7,244    $       (451)    $   69,399
                                                      ============    ==========      ==========    ============     ==========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                            For the Six Months Ended March 31, 2001
                                                            --------------------------------------------------------------------
                                                                                              Non
                                                              Apogent        Guarantor     Guarantor
(In thousands)                                              Technologies    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                            ------------    ------------  ------------  ------------   ------------

Cash flows (used in) provided by operating activities:      $   (52,215)    $   111,617    $     5,867  $          -   $     65,269
                                                            -----------     -----------    -----------  ------------   ------------
Cash flows from investing activities:
     Capital expenditures                                        (6,738)        (13,712)        (3,721)            -        (24,171)
     Proceeds from sales of property, plant and
     equipment                                                    9,679           1,017             35             -         10,731
     Net cash inflow from SDS                                    46,394               -              -             -         46,394
     Net payments for businesses acquired                             -         (51,206)             -             -        (51,206)
                                                            -----------     -----------    -----------  ------------   ------------
         Net cash provided by (used in) investing
         activities                                              49,335         (63,901)        (3,686)            -        (18,252)
                                                            -----------     -----------    -----------  ------------   ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                     -         693,159              -             -        693,159
     Principal payments on long-term debt                             -        (739,629)           (23)            -       (739,652)
     Proceeds from the exercise of stock options                  2,304               -              -             -          2,304
     Other                                                       (1,042)         (3,900)             -             -         (4,942)
                                                            -----------     -----------    -----------  ------------   ------------
         Net cash provided by (used in) financing
         activities                                               1,262         (50,370)           (23)            -        (49,131)
Effect of exchange rate on cash and cash equivalents                  -               -          1,816             -          1,816
                                                            -----------     -----------    -----------  ------------   ------------
Net (decrease) increase in cash and cash equivalents             (1,618)         (2,654)         3,974             -           (298)
Cash and cash equivalents at beginning of year                    7,086          (2,577)         7,902             -         12,411
                                                            -----------     -----------    -----------  ------------   ------------
Cash and cash equivalents at end of period                  $     5,468     $    (5,231)   $    11,876  $          -   $     12,113
                                                            ===========     ===========    ===========  ============   ============

Supplemental disclosures of cash flow
information Cash paid during the period for:
     Interest                                               $         -     $    25,410    $       255                 $     25,665
                                                            ===========     ===========    ===========  ============   ============
     Income taxes                                           $    21,147     $         -    $         -                 $     21,147
                                                            ===========     ===========    ===========  ============   ============
Capital lease obligations incurred                          $         -     $         -    $         -                 $          -
                                                            ===========     ===========    ===========  ============   ============


                                                                             For the Six Months Ended March 31, 2000
                                                          ------------------------------------------------------------------------
                                                                                              Non
                                                            Apogent         Guarantor       Guarantor
(In thousands)                                            Technologies    Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                                          ------------    ------------    ------------  ------------  ------------

Cash flows provided by (used in) operating activities:    $     38,316    $      (367)    $    (1,352)  $         -   $     36,597
                                                          ------------    -----------     -----------   -----------   ------------
Cash flows from investing activities:
     Capital expenditures                                         (418)       (16,257)         (2,093)            -        (18,768)
     Proceeds from sales of property, plant and
     equipment                                                       -            280               9             -            289
     Proceeds from sale of NPT                                  (2,600)             -               -             -         (2,600)
     Net cash inflow from SDS                                   40,877              -               -             -         40,877
     Net payments for businesses acquired                      (82,348)       (43,422)          4,106             -       (121,664)
                                                          ------------    -----------     -----------   -----------   ------------
         Net cash (used in) provided by investing
         activities                                            (44,489)       (59,399)          2,022             -       (101,866)
                                                          ------------    -----------     -----------   -----------   ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                    -        192,000               -             -        192,000
     Principal payments on long-term debt                            -       (134,055)            (28)            -       (134,083)
     Proceeds from the exercise of stock options                 4,645              -               -             -          4,645
     Other                                                      (1,033)        (2,063)            223             -         (2,873)
                                                          ------------    -----------     -----------   -----------   ------------
         Net cash provided by financing activities               3,612         55,882             195             -         59,689
Effect of exchange rate on cash and cash equivalents                 -              -            (433)            -           (433)
                                                          ------------    -----------     -----------   -----------   ------------
Net (decrease) increase in cash and cash equivalents            (2,561)        (3,884)            432             -         (6,013)
Cash and cash equivalents at beginning of year                   6,708         (2,433)          8,126             -         12,401
                                                          ------------    -----------     -----------   -----------   ------------
Cash and cash equivalents at end of period                $      4,147    $    (6,317)    $     8,558   $         -   $      6,388
                                                          ============    ===========     ===========   ===========   ============

Supplemental disclosures of cash flow information
 Cash paid during the year for:
     Interest                                             $          -    $    33,477     $       162                 $     33,639
                                                          ============    ===========     ===========   ===========   ============
     Income taxes                                         $     32,775    $         -     $        54                 $     32,829
                                                          ============    ===========     ===========   ===========   ============
Capital lease obligations incurred                                        $        43                                 $         43
                                                          ============    ===========     ===========   ===========   ============




11.  SUBSEQUENT EVENTS

     On April 4, 2001 the Company issued $325,000 unsecured senior notes in a private placement with registration rights. The notes were offered at a discount of approximately $1,469. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. Interest will accrue from April 4, 2001. The notes are redeemable by the Company at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable

     Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption.

     Under the private placement the notes have not been registered under the Securities Act of 1933 and were only offered to qualified institutional buyers under Rule 144A and outside the United States under Regulation S. However, the Company has agreed to file a registration statement with the Securities Exchange Commission relating to an exchange offer for the notes or, under certain circumstances, to file a shelf registration statement for the notes.

     The Company used the proceeds from the issuance to repay all of its Term Loan Facility ($300 million) and a portion of its Revolving Credit Facility. (See Note 6 to the unaudited consolidated financial statements.) Debt issuance costs incurred of approximately $2,500 will be capitalized and amortized over 10 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The subsidiaries of Apogent are leading manufacturers of value-added products for the labware and life sciences, clinical and industrial, diagnostics and microbiology, and laboratory equipment markets in the United States and abroad. Apogent provides products under four business segments - Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology, and Laboratory Equipment. The primary subsidiaries in each of our business segments are as follows:

LABWARE AND LIFE SCIENCES                              CLINICAL AND INDUSTRIAL
-------------------------                              -----------------------
Advance Biotechnologies Ltd.                           Chase Scientific Glass, Inc.
BioRobotics Group Limited                              Erie Electroverre S.A.
Genevac Limited                                        Erie Scientific Company
Matrix Technologies Corporation                        Gerhard Menzel Glasbearbeitungswerk
Molecular BioProducts, Inc.                               GmbH & Co. K.G.
Nalge Nunc International Corporation                   Microm Laborgerate GmbH
Nalge Nunc International K.K.                          The Naugatuck Glass Company
National Scientific Company                            Richard-Allan Scientific Company
Nunc A/S                                               Samco Scientific Corporation
Robbins Scientific Corporation

DIAGNOSTICS AND MICROBIOLOGY                           LABORATORY EQUIPMENT
----------------------------                           --------------------

Alexon-Trend, Inc.                                     Barnstead Thermolyne Corporation
Applied Biotech, Inc.                                  Electrothermal Engineering, Ltd.
Microgenics Corporation                                Lab-Line Instruments, Inc.
Remel Inc.

Over the past several years, Apogent has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product development, product line extensions, new product introductions, internal growth, and rationalization of existing businesses and product lines.

When we use the terms "we" or "our" in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2001 and 2000 are the Company's second quarters of fiscal 2001 and 2000, respectively.

As used in this report, the term "Company" means Sybron International Corporation for the period prior to January 30, 2001 and Apogent Technologies Inc. thereafter.

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

RESULTS OF OPERATIONS

OVERVIEW

Both our sales and our operating income for the quarter and year to date period ended March 31, 2001 grew over the corresponding prior year periods. Net sales increased 12.4% during the quarter ended March 31, 2001 to $245.1 million from $218.1 million in the quarter ended March 31, 2000. Operating income and income from continuing operations for the quarter ended March 31, 2001 was $56.8 million and $30.2 million, respectively, as compared to $53.0 million and $25.3 million for the quarter ended March 31, 2000, representing increases of 7.3% and 19.1%. Income from continuing operations for the quarter ended March 31, 2001 included a restructuring charge of $0.6 million relating to additional severance costs from the closure of the Company's corporate office in Milwaukee, Wisconsin, as well as a gain on the sale of an asset of $4.1 million.

Net sales increased 10.1% during the six months ended March 31, 2001 to $465.9 million from $423.0 million in the six months ended March 31, 2000. Operating income was $106.7 million for the six months ended March 31, 2001 as compared to $99.1 million for the six months ended March 31, 2000. Income from continuing operations increased 14.4% to $52.4 million for the six months ended March 31, 2001, from $45.8 million for the six months ended March 31, 2000. Income from continuing operations for the six months ended March 31, 2001 included the $0.6 million charge relating to revisions in restructuring reserves and the $4.1 million gain on the sale of an asset discussed above.

Sales growth in the quarter was strong both domestically and internationally. Domestic and international net sales increased by 11.0% and 16.6%, respectively, for the quarter ended March 31, 2001 as compared to the corresponding fiscal 2000 period. The strengthening of the U.S. dollar negatively impacted international sales growth. Without the negative currency effects, international sales growth would have been 20.9% over the corresponding fiscal 2000 quarter.

We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed two acquisitions during the first six months of fiscal 2001. (See Note 3 to the Unaudited Consolidated Financial Statements.)


QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

NET SALES

                                            FISCAL           FISCAL           DOLLAR      PERCENT
                                             2001             2000            CHANGE      CHANGE
                                             ----             ----            ------      ------
NET SALES (IN THOUSANDS)
     Labware and Life Sciences              $     97,665     $     85,584    $    12,081     14.1%
     Clinical and Industrial                      61,762           54,666          7,096     13.0%
     Diagnostics and Microbiology                 59,801           53,179          6,622     12.5%
     Laboratory Equipment                         25,876           24,645          1,231      5.0%
                                            ------------     ------------    -----------
         Total Net Sales                    $    245,104     $    218,074    $    27,030     12.4%
                                            ============     ============    ===========


Overall Company. Net sales for the second quarter of fiscal 2001 increased by $27.0 million or 12.4% from the corresponding fiscal 2000 quarter.

Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $5.5 million), (b) increased net sales of new products (approximately $4.5 million), (c) price increases (approximately $3.5 million), and (d) increased net sales of existing products (approximately $0.4 million). Net sales were partially reduced by foreign currency fluctuations (approximately $1.6 million).

Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $7.4 million), (b) increased net sales of new products (approximately $0.5 million), and (c) price increases (approximately $0.3 million). Net sales were partially reduced by foreign currency fluctuations (approximately $0.5 million) and a decrease in net sales of existing products (approximately $0.5 million).

Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies (approximately $5.1 million), (b) increased net sales of new products (approximately $0.9 million), (c) price increases (approximately $0.4 million), and (d) increased net sales of existing products (approximately $0.4 million). Net sales were partially reduced by foreign currency fluctuations (approximately $0.2 million).

Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from an increase in net sales of new products (approximately $1.7 million) and by price increases (approximately $0.6 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $0.9 million) and by foreign currency fluctuations (approximately $0.1 million).




GROSS PROFIT

                                        FISCAL    PERCENT       FISCAL    PERCENT       DOLLAR     PERCENT
                                         2001     OF SALES       2000     OF SALES      CHANGE     CHANGE
                                         ----     --------       ----     --------      ------     ------
Gross Profit (in thousands)
  Labware and Life Sciences          $    51,848   21.2%     $   45,166    20.7%       $   6,682    14.8%
  Clinical and Industrial                 25,552   10.4%         23,264    10.7%           2,288     9.8%
  Diagnostics and Microbiology            31,985   13.0%         28,434    13.0%           3,551    12.5%
  Laboratory Equipment                    11,128    4.5%         10,301     4.7%             827     8.0%
                                     -----------             ----------                ---------
     Total Gross Profit              $   120,513   49.2%     $  107,165    49.1%       $  13,348    12.5%
                                     ===========             ==========                =========

Overall Company. Gross profit from the quarter ended March 31, 2001 increased by $13.3 million or 12.5% from the corresponding fiscal 2000 period.

Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) price increases (approximately $3.5 million), (b) the effects of acquired companies (approximately $3.3 million), (c) the effects of new products (approximately $1.9 million), and (d) increased volume (approximately $0.9 million). Gross profit was partially reduced by: (a) product mix (approximately $1.6 million), (b) foreign currency fluctuations (approximately $0.8 million), and (c) inventory adjustments (approximately $0.4 million).

Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $2.2 million), (b) decreased manufacturing overhead (approximately $1.5 million), (c) price increases (approximately $0.3 million),
(d) product mix (approximately $0.2 million), and (e) the effects of new products (approximately $0.1 million). Gross profit was partially reduced by reduced volume (approximately $1.6 million) and foreign currency fluctuations (approximately $0.4 million).

Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies (approximately $3.7 million), (b) product mix (approximately $1.8 million), (c) increased volume (approximately $1.0 million), (d) price increases (approximately $0.4 million), and (e) the effects of new products (approximately $0.4 million). Gross profit was partially reduced by: (a) increased factory overhead (approximately $2.8 million) and (b) inventory adjustments (approximately $0.8 million).

Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) the effects of new products (approximately $0.8 million) and (b) price increases (approximately $0.6 million). Gross profit was partially reduced by: (a) decreased volume (approximately $0.5 million) and (b) foreign currency fluctuations (approximately $0.1 million).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                            FISCAL       FISCAL      DOLLAR     PERCENT
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2001         2000       CHANGE      CHANGE
                                                             ----         ----       ------      ------
(in thousands)
  Labware and Life Sciences                                $   27,113    $  23,773    $   3,340     14.0%
  Clinical and Industrial                                      11,626        9,248        2,378     25.7%
  Diagnostics and Microbiology                                 16,635       14,022        2,613     18.6%
  Laboratory Equipment                                          5,758        5,292          466      8.8%
                                                           ----------    ---------    ---------
     Subtotal                                                  61,132       52,335        8,797     16.8%
  Corporate Office                                              2,548        1,869          679     36.3%
                                                           ----------    ---------    ---------
     Total Selling, General and Administrative Expenses    $   63,680    $  54,204    $   9,476     17.5%
                                                           ==========    =========    =========

Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2001 increased by $9.5 million or 17.5% from the corresponding fiscal 2000 quarter. Selling, general and administrative expenses at the corporate offices increased by $0.7 million over the second fiscal quarter of 2001 as compared to the corresponding fiscal 2000 quarter. Corporate office expenses increased primarily due to non-recurring special charges relating to the transition of the corporate headquarters from Milwaukee, Wisconsin to Portsmouth, New Hampshire.

Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) acquired businesses (approximately $1.9 million), (b) general and administrative expenses (approximately $0.7 million), (c) marketing expenses (approximately $0.5 million), and (e) research and development expense (approximately $0.2 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.4 million).

Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) acquired businesses (approximately $1.1 million), (b) marketing expenses (approximately $0.9 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.3 million), and (d) research and development expense (approximately $0.1 million).

Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostic and Microbiology segment resulted primarily from:
(a) marketing expenses (approximately $1.3 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $1.2 million), and (c) general and administrative expenses (approximately $0.6 million). Selling, general and administrative expenses were partially reduced by: (a) research and development expense (approximately $0.2 million) and (b) foreign currency fluctuations (approximately $0.1 million).

Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) general and administrative expenses (approximately $0.3 million) and (b) research and development expenses (approximately $0.2 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.1 million).

SPECIAL CHARGES

As noted above our results for the quarter ended March 31, 2001 include a charge of approximately $0.6 million ($0.4 million after tax) relating to adjustments made to the 2000 restructuring reserve, consisting of additional severance. This charge is included in the corporate selling, general and administrative expenses.


OPERATING INCOME

                                                  FISCAL           FISCAL           DOLLAR       PERCENT
                                                   2001             2000            CHANGE       CHANGE
                                                   ----             ----            ------       ------
OPERATING INCOME (IN THOUSANDS)
  Labware and Life Sciences                 $      24,734       $   21,393      $   3,341        15.6%
  Clinical and Industrial                          13,926           14,016            (90)       -0.6%
  Diagnostics and Microbiology                     15,350           14,412            938         6.5%
  Laboratory Equipment                              5,371            5,009            362         7.2%
                                            -------------       ----------      ---------
     Subtotal                                      59,381           54,830          4,551         8.3%
  Corporate Office                                 (2,548)          (1,869)          (679)       36.3%
                                            -------------       ----------      ---------
     Total Operating Income                 $      56,833       $   52,961      $   3,872         7.3%
                                            =============       ==========      =========

As a result of the foregoing, operating income in the second quarter of fiscal 2001 increased by 7.3% or $3.9 million over operating income in the corresponding quarter of fiscal 2000.

INTEREST EXPENSE

Interest expense for the second quarter of fiscal 2001 decreased by $0.1 million to $11.9 million from the corresponding quarter of fiscal 2000. Although interest rates increased as compared to the corresponding period in fiscal 2000, the related expense decreased as a result of lower debt levels for the fiscal 2001 quarter.

OTHER INCOME

Other income in the second quarter of fiscal 2001 was $5.3 million, an increase of $5.1 million over the corresponding 2000 quarter. The increase resulted primarily from the gain on the sale of an asset of $4.1 million during the second quarter of fiscal 2001.

INCOME TAXES

Taxes on income from continuing operations in the second quarter of fiscal 2001 were $20.1 million, an increase of $4.2 million from the corresponding 2000 quarter. The increase resulted primarily from increased taxable earnings.

INCOME FROM CONTINUING OPERATIONS

As a result of the foregoing, the Company had net income from continuing operations of $30.2 million for the second quarter of fiscal 2001, as compared to $25.3 million in the corresponding 2000 period, representing an increase of 19.1%.

DISCONTINUED OPERATIONS

Losses from discontinued operations were $0.8 million in the second quarter of fiscal 2001 as compared to income of $13.6 million (net of income tax of $9.2 million) in the second fiscal quarter of 2000. The 2001 loss from discontinued operations resulted from additional transaction expenses related to the spin-off of SDS which occurred on December 11, 2000.

NET INCOME

As a result of the foregoing, we had net income of $29.4 million in the second quarter of fiscal 2001, as compared to net income of $39.0 million in the corresponding 2000 period.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation expense and amortization expense increased $3.2 million in the second quarter of fiscal 2001 due to additional depreciation and amortization from goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.



SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

NET SALES

                                              FISCAL            FISCAL            DOLLAR       PERCENT
                                               2001              2000              CHANGE       CHANGE
                                               ----              ----              ------       ------
NET SALES (IN THOUSANDS)
  Labware and Life Sciences               $    182,528      $    165,482      $    17,046       10.3%
  Clinical and Industrial                      118,270           106,577           11,693       11.0%
  Diagnostics and Microbiology                 114,313           103,795           10,518       10.1%
  Laboratory Equipment                          50,751            47,103            3,648        7.7%
                                          ------------      ------------      -----------
     Total Net Sales                      $    465,862      $    422,957      $    42,905       10.1%
                                          ============      ============      ===========

Overall Company. Net sales for the six months ended March 31, 2001 increased by $42.9 million or 10.1% over the corresponding period in fiscal 2000.

Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) increased net sales of new products (approximately $8.1 million), (b) net sales of products of acquired companies (approximately $7.8 million), (c) price increases (approximately $4.2 million), and (d) increased net sales of existing products (approximately $0.8 million). Net sales were partially reduced by foreign currency fluctuations (approximately $3.7 million).

Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $13.2 million), (b) increased net sales of new products (approximately $1.1 million), and (c) price increases (approximately $0.7 million). Net sales were partially reduced by: (a) foreign currency fluctuations (approximately $1.9 million), and (b) decreased net sales of existing products (approximately $1.3 million).

Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies (approximately $11.1 million), (b) increased net sales of new products (approximately $1.4 million), and (c) price increases (approximately $0.8 million). Net sales were partially reduced by: (a) decreased net sales of existing products (approximately $2.3 million) and (b) foreign currency fluctuations (approximately $0.5 million).

Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from: (a) increase in net sales of new products (approximately $2.4 million), (b) price increases (approximately $1.2 million), and (c) increased net sales of existing products (approximately $0.4 million). Net sales were partially reduced by foreign currency fluctuations (approximately $0.3 million).

GROSS PROFIT

                                     FISCAL     PERCENT        FISCAL     PERCENT        DOLLAR     PERCENT
                                      2001      OF SALES        2000      OF SALES       CHANGE     CHANGE
                                      ----      --------        ----      --------       ------     ------
GROSS PROFIT (IN THOUSANDS)
  Labware and Life Sciences       $   95,097     20.4%       $   86,023     20.3%      $   9,074      10.5%
  Clinical and Industrial             48,786     10.5%           44,910     10.6%          3,876       8.6%
  Diagnostics and Microbiology        60,820     13.1%           56,433     13.3%          4,387       7.8%
  Laboratory Equipment                21,763      4.7%           19,890      4.7%          1,873       9.4%
                                  ----------                 ----------                ---------
     Total Gross Profit           $  226,466     48.6%       $  207,256     49.0%      $  19,210       9.3%
                                  ==========                 ==========                =========


Overall Company. Gross profit for the six months ended March 31, 2001 increased by $19.2 million or 9.3% over the corresponding fiscal 2000 period.

Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $5.3 million), (b) price increases (approximately $4.3 million),
(c) the effects of new products (approximately $3.8 million), and (d) increased volume (approximately $2.2 million). Gross profit was partially reduced by: (a) product mix (approximately $4.1 million), (b) unfavorable foreign currency fluctuations (approximately $1.6 million), (c) increased manufacturing overhead (approximately $0.6 million), and (d) inventory adjustments (approximately $0.1 million).

Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $3.9 million), (b) decreased manufacturing overhead (approximately $1.5 million), (c) price increases (approximately $0.7 million, and (d) the effects of new products (approximately $0.4 million). Gross profit was partially reduced by: (a) reduced volume (approximately $1.8 million) and
(b) unfavorable foreign currency fluctuations (approximately $0.9 million).

Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies (approximately $7.9 million), (b) product mix (approximately $3.2 million), (c) price increases (approximately $0.8 million), and (d) the effects of new products (approximately $0.4 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $4.3 million), (b) inventory adjustments (approximately $2.6 million), (c) decreased volume (approximately $1.0 million), and (d) foreign currency fluctuations (approximately $0.1 million).

Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) price increases (approximately $1.2 million), (b) the effects of new products (approximately $1.0 million), and (c) increased volume (approximately $0.2 million). Gross profit was partially reduced by: (a) foreign currency fluctuations (approximately $0.2 million), (b) an increase in manufacturing overhead (approximately $0.2 million), and (c) inventory adjustments (approximately $0.1 million).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

                                                          Fiscal       Fiscal        Dollar     Percent
Selling, General and Administrative Expenses               2001         2000         Change     Change
(in thousands)                                         ----------    ---------     ---------    -------
Labware and Life Sciences                              $   51,106    $  46,978     $  4,128       8.8%
Clinical and Industrial                                    21,597       18,195        3,402      18.7%
Diagnostics and Microbiology                               31,742       28,862        2,880      10.0%
Laboratory Equipment                                       10,715       10,362          353       3.4%
                                                       -----------   ----------    ---------
Subtotal                                                  115,160      104,397       10,763      10.3%
Corporate Office                                            4,636        3,876          760      19.6%
                                                       -----------   ----------    ---------
Total Selling, General and Administrative Expenses     $  119,796    $ 108,273     $ 11,523      10.6%
                                                       ===========   ==========    =========



Overall Company. Selling, general and administrative expenses for the six months ended March 31, 2001 increased by $11.5 million or 10.6% from the corresponding fiscal 2000 period. Selling, general and administrative expenses at the corporate offices increased by $0.8 over the six months ended March 31, 2001 as compared to the corresponding fiscal 2000 period. Corporate office expenses increased primarily due to non-recurring special charges relating to the transition of the corporate headquarters from Milwaukee, Wisconsin to Portsmouth, New Hampshire.

Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) acquired businesses (approximately $3.3 million), (b) general and administrative expenses (approximately $0.1 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.9 million), and (e) research and development expense (approximately $0.2 million). Selling, general and administrative expenses were partially reduced by: (a) foreign currency fluctuations (approximately $0.3 million) and (b) marketing expenses (approximately $0.1 million).

Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) acquired businesses (approximately $1.7 million), (b) marketing expenses (approximately $1.2 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.6 million), and (d) research and development expenses (approximately $0.1 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.3 million).

Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostic and Microbiology segment resulted primarily from:
(a) increased amortization of intangibles primarily as a result of acquisitions (approximately $2.1 million), (b) marketing expenses (approximately $1.1 million), (c) general and administrative expenses (approximately $0.5 million), and (d acquired businesses (approximately $0.1 million). Selling, general and administrative expenses were partially reduced by: (a) research and development expense (approximately $0.7 million) and (b) foreign currency fluctuations (approximately $0.2 million).

Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) research and development expenses (approximately $0.4 million) and (b) general and administrative expenses (approximately $0.1 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.1 million).

SPECIAL CHARGES

As noted above our results for the six-months ended March 31, 2001 include a charge of approximately $0.6 million ($0.4 million after tax) relating to adjustments made to the 2000 restructuring reserve, consisting of additional severance. This charge is included in the corporate office selling, general and administrative expenses.

OPERATING INCOME

                                                  Fiscal            Fiscal         Dollar          Percent
                                                   2001              2000          Change          Change
                                                -----------      -----------     -----------       -------
OPERATING INCOME (IN THOUSANDS)
   Labware and Life Sciences                    $   43,990       $   39,045       $   4,945         12.7%
   Clinical and Industrial                          27,189           26,715             474          1.8%
   Diagnostics and Microbiology                     29,078           27,571           1,507          5.5%
   Laboratory Equipment                             11,049            9,528           1,521         16.0%
                                                -----------      -----------     -----------
     Subtotal                                      111,306          102,859           8,447          8.2%
   Corporate Office                                 (4,636)          (3,807)           (829)        21.8%
                                                -----------      -----------     -----------
     Total Operating Income                      $ 106,670        $  99,052       $   7,618          7.7%
                                                ===========      ===========     ===========




As a result of the foregoing, operating income in the first six months of fiscal 2001 increased by $7.6 million or 7.7% over the corresponding period in fiscal 2000.

INTEREST EXPENSE

Interest expense was $24.4 million in the first six months of fiscal 2001, an increase of $0.5 from the corresponding fiscal 2000 period. The increase resulted primarily from an increase in interest rates partially offset by lower debt levels for the six months ended 2001 as compared to the corresponding fiscal 2000 period.

OTHER INCOME

Other income in the first six months of fiscal 2001 was $5.5 million, an increase of $5.1 million over the corresponding 2000 period. The increase resulted primarily from the gain on the sale of an asset of $4.1 million during the second quarter of fiscal 2001.


INCOME TAXES

Taxes on income from continuing operations in the first six months of fiscal 2001 were $34.9 million, an increase of $5.7 million from the corresponding fiscal 2000 period. The increase resulted primarily from increased taxable earnings.

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM

As a result of the foregoing, we had income from continuing operations of $52.4 million in the first six months of fiscal 2001 as compared to $45.8 million in the corresponding fiscal 2000 period.

DISCONTINUED OPERATIONS

     Losses from discontinued operations were $11.8 million (net of income taxes of $0.4 million) in the first six months of fiscal 2001, as compared to income of $23.6 million (net of income tax of $16.0 million) in the first six months of fiscal 2000. The 2001 loss from discontinued operations resulted from transaction expenses relating to the spin-off of approximately $12.4 offset by the operating results of SDS (through December 11, 2000) of $0.6 million. On December 11, 2000 we completed the spin-off of SDS.

EXTRAORDINARY ITEM

As a result of the December 2000 refinancing, Apogent wrote-off deferred financing costs of approximately $1.2 million that related to prior debt agreements and recorded an extraordinary item of $0.7 million, net of income taxes.

NET INCOME

As a result of the foregoing, the Company had net income of $39.8 million for the first six months of fiscal 2001, as compared to net income of $69.4 for the corresponding fiscal 2000 period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation expense and amortization expense increased $5.9 million in the first six months of fiscal 2001 due to additional depreciation and amortization from goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the acquisition of the Company's predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets, net of amortization, increased by approximately $47.9 million in the first six months of fiscal 2001, primarily as a result of continued acquisition activity.

Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the 1987 acquisition and our subsequent refinancings, our obligation to pay rent under the Sale/ Leaseback facility (as defined herein), our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring in 2000, and the periodic expansion of physical facilities. It is currently our intent to continue to pursue our current acquisition strategy. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below).

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

Approximately $65.3 million of cash was generated from operating activities in the first six months of fiscal 2001, an increase of $28.7 million or 78% from the corresponding period in 2000. Non-cash depreciation and amortization charged against net income increased approximately $5.9 million for the first six months of fiscal 2001 as compared to the corresponding period in fiscal 2000. The cash flow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was an increase of $20.8 million in the six months ended March 31, 2001. This represents a decrease of $23.5 million or 53.1% from the corresponding period in fiscal 2000. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts over the first six months of fiscal 2001 is attributable to the higher level of business activity as reflected in our increased sales. The Company is focused on maximizing the cash flow from its operating businesses. From our efforts we were able to achieve increased cash flows of approximately $11.9 million through improvements in accounts receivable, as compared to the corresponding fiscal 2000 period.

Investing activities in the first six months of fiscal 2001 used approximately $18.2 million of cash. Increased cash flow from investing activities as compared to fiscal 2000 resulted primarily from a decrease in net payments for businesses acquired of approximately $70.5 million, and an increase in proceeds from sales of property, plant and equipment of $10.4 million.

Approximately $49.1 million of cash was used in financing activities, primarily due to payments made on the revolving Credit Facilities in excess of proceeds, of approximately $80.1 million offset by proceeds from long-term debt of $33.6 million relating to acquisitions.

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

On April 4, 2001, the Company issued $325 million of unsecured senior notes in a private placement with registration rights. The Company used the proceeds from the issuance to repay all of its "Term Loan Facility" ($300 million) and a portion of its Revolving Credit Facility. The notes were offered at a discount of approximately $1,469. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. Interest will accrue from April 4, 2001. The notes are redeemable by the Company at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption.

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

Our German operating units affected by the Euro conversion intend to keep their books in their respective legacy currencies through a portion of the transition period. At this time, we do not expect Euro conversions to have a material adverse effect on our business operations or financial condition.



CAUTIONARY FACTORS

This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "continue", "estimate", "expect", "goal", "objective", "outlook", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

- We have operations outside the United States. We are therefore subject to factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries, such as Mexico and Hungary, which have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with economic downturn in other countries.

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

- We are organized as a holding company. As a result all of our revenues are generated through our subsidiaries, including foreign subsidiaries. Consequently, our operating cash flow and ability to service indebtedness and other obligations depend upon the operating cash flow of our U.S. and foreign subsidiaries and the payment of funds by them to us in the form of loans, dividends or otherwise. Their ability to pay dividends and make loans, advances and other payments to us depends upon statutory restrictions (including insolvency and fraudulent conveyance laws) and contractual restrictions (which may include requirements to maintain minimum levels of working capital and other assets).

- Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience softness in their sales. This volatility in demand can also arise with large OEM customers to whom we sell direct. Sales to our distributors and OEM customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

- Our ability to increase revenues and to profitably distribute and sell our products is subject to a number of risks, such as any changes in our business relationships with our principal distributors or OEM customers, competitive factors such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing laboratory and life science technologies, particularly in the genomics and other rapidly developing technologies, factors affecting certain high growth industries we serve, such as consolidation in the drug discovery and diagnostics industries, and risks of unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of our existing assets.

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

- Our ability to hire and retain competent employees is subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees. There is a risk of strikes or other labor disputes at those locations that are unionized which could affect our operations.

- Our business currently has a significant amount of floating rate debt and can be adversely affected by a rise in interest rates.

- Our ability to continue manufacturing and selling those of our products that are subject to regulation by the FDA or other domestic or foreign governments or agencies is subject to a number of risks, including the promulgation of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of our products.

- The impact of changing public and private health care budgets, including reimbursement by private or governmental insurance programs, may affect demand for or pricing of our products.

- Our business is subject to the risks of claims involving our products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

- SDS has agreed to indemnify Apogent from and after the spin-off with respect to certain liabilities and obligations. Our ability to collect on such indemnities, if applicable, from SDS will depend upon SDS's financial strength at the time of any such indemnity claim.

- Our financial performance or condition may be affected by changes in tax legislation, applicable accounting principles, or environmental laws and regulations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. To achieve our objectives, we identify these risks and manage them through our regular operations and financing activities and when deemed appropriate, we occasionally enter into various hedging transactions. We do not anticipate material changes to our primary market risks other than fluctuations in magnitude from increased or decreased foreign currency denominated business activity or floating rate debt levels. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

Foreign Exchange

We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions are accomplished with options that expire on or near the maturity date of the anticipated transaction.

In March 2001, we entered into two foreign currency options to hedge against the effect of fluctuations in foreign exchange rates on two notes issued in British Pounds. The options of $11,500 GPB and $11,750 GPB have maturity dates approximating those of the notes, of July 31, 2002 and July 2003, respectively. Both options were priced at $0.69 GBP.

In part due to the aforementioned options, the Company's exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from its exposure as of the most recent year ended September 30, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)    EXHIBITS:

      See Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

B)    REPORTS ON FORM 8-K:

A Form 8-K was filed on March 21, 2001 to provide under items 5 and 7 an additional footnote to the Company's financial statements as of September 30, 2000, originally filed in its Form 10-K on December 19, 2000, in order to comply with recent rule changes by the SEC, specifically Rule 3-10 of Regulation S-X as amended by Financial Reporting Release No. 55 (the "Release"), Financial Statements and Periodic Reports for Related Issuers and Guarantors.

A Form 8-K was filed on April 9, 2001 to report under items 5 and 7 the announcement of a private placement of senior notes pursuant to the Company's press release of April 4, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     APOGENT TECHNOLOGIES INC.
                                     -------------------------------------------
                                     (Registrant)



Date:
-------------------------            -------------------------------------------
                                     Jeffrey C. Leathe
                                     Executive Vice President - Finance,
                                     Chief Financial Officer and Treasurer*

                                  * Executing as both the financial officer and the duly authorized officer of the Company

APOGENT TECHNOLOGIES INC.
-------------------------

                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

EXHIBIT                                                                                                       FILED
MBER                  DESCRIPTION                          INCORPORATED HEREIN BY REFERENCE TO              HEREWITH
-------  -----------------------------------               -------------------------------------            --------
 2.1     Contribution Agreement, Plan and                  Exhibit 2.1 to the Registrant's Form 10-K
         Agreement of Reorganization and                   for  the fiscal year ended
                                                           September 30, 2000 (the "2000 10-K)
         Distribution, dated as of November
         28, 2000, between the Registrant and
         Sybron Dental Specialties, Inc.
         ("SDS") and Sybron Dental
         Management, Inc. (excluding the forms
         of the ancillary agreements attached
         thereto as exhibits, definitive copies of
         which are filed as Exhibits 2.2
         through 2.8 below)

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

 2.4     Insurance Matters Agreement, dated                Exhibit 2.4 to the 2000 10-K
         as of December 11, 2000, between the
         Registrant and SDS

 2.5     Employee Benefits Agreement, dated                Exhibit 2.5 to the 2000 10-K
         as of December 11, 2000, between the
         Registrant and SDS

 2.6     Tax Sharing and Indemnification                   Exhibit 2.6 to the 2000 10-K
         Agreement, dated as of December 11,
         2000, between the Registrant and
         SDS

 2.7     Interim Administrative Services                   Exhibit 2.7 to the 2000 10-K
         Agreement, dated as of December 11,
         2000, between the Registrant and SDS

 2.8     Confidentiality and Nondisclosure                 Exhibit 2.8 to the 2000 10-K
         Agreement, dated as of December 11,
         2000, between the Registrant and SDS

 3.1     (a) Composite Restated Articles of                The amendments approved by the
         Incorporation of the Registrant,                  Shareholders on January 30, 2001
         as amended through February 5,                    are incorporated by reference to
         2001 to change the name of the                    the Registrant's Proxy  Statement
         Registrant to Apogent Technologies                dated December 29, 2000 for its
         Inc. and increase the size of the                 Annual Meeting of Shareholders
         Board of Directors from between
         six and nine to between six and
         twelve directors

 3.2     (b) Articles of Amendment                         Exhibit 3.1(b) to the 2000 10-K
         containing Certificate of
         Designation, Preferences and
         Rights of Series A Preferred Stock

3.2      Bylaws of the Registrant, as                      Exhibit 3.2 to the 12/31/00 10-Q
         amended as of January 30, 2001 to
         amend Section 3.01 to reflect the
         increase in the maximum number of
         directors to twelve

4.1      Indenture, dated April 4, 2001                                                                         X
         among the Registrant, Subsidiary
         Guarantor parties thereto, and The
         Bank of New York, as Trustee

4.2      Exchange and Registration Rights                                                                       X
         Agreement, dated April 4, 2001,
         among the Registrant, Subsidiary
         Guarantors and Chase Securities
         Inc., Bank of America Securities
         LLC, Banc One Capital Markets
         Inc., Credit Suisse First Boston
         Corporation and First Union
         Securities Inc. (collectively, as
         Initial Purchasers)