Form 10-Q
period 2001-06-30
APOGENT TECHNOLOGIES INC
filed 2001-08-13
CIK 824803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period
      from                  to                .
          ----------------    ---------------

COMMISSION FILE NUMBER: 1-11091


                            APOGENT TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)




WISCONSIN                                           22-2849508
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      Number)


48 CONGRESS STREET, PORTSMOUTH, NEW HAMPSHIRE       03801
(Address of principal executive offices)            (Zip Code)


                                 (603) 433-6131
              (Registrant's telephone number, including area code)


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

At August 9, 2001, there were 105,690,103 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES


                                Index                                                    Page
                                -----                                                    ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000                     3

Consolidated Statements of Income for the three and nine months ended
June 30, 2001 and 2000                                                                     4

Consolidated Statement of Shareholders' Equity for the nine months
ended June 30, 2001                                                                        5

Consolidated Statements of Cash Flows for the nine months ended June
30, 2001 and 2000                                                                          6

Notes to unaudited consolidated financial statements                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
AND RESULTS OF OPERATION                                                                  23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        40

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                  41

Signatures                                                                                42

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                 JUNE 30,                SEPTEMBER 30,
                                                                                   2001                      2000
                                                                              -------------              -------------
                                  ASSETS                                       (unaudited)
Current assets:
     Cash and cash equivalents                                                $      26,820              $      12,411
     Accounts receivable (less allowance for doubtful accounts of
     $3,793 and $4,041 at June 30,2001 and Sept. 30, 2000, respectively)            180,254                    173,585
     Inventories                                                                    162,911                    141,779
     Deferred income taxes                                                           13,055                     13,226
     Net assets held for discontinued operations                                          -                    152,970
     Prepaid expenses and other current assets                                       23,923                     16,564
                                                                              -------------              -------------
            Total current assets                                                    406,963                    510,535
     Available for sale security                                                     53,845                     54,444
     Property, plant and equipment, net                                             214,147                    208,094
     Intangible assets                                                            1,110,189                  1,008,153
     Deferred income taxes                                                            7,888                      7,870
     Other assets                                                                    10,719                      3,268
                                                                              -------------              -------------
            Total assets                                                      $   1,803,751              $   1,792,364
                                                                              =============              =============


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $      49,882             $       51,899
     Advances and loans from SDS                                                          -                     77,762
     Current portion of long-term debt                                               35,287                     34,327
     Income taxes payable                                                            32,827                     16,604
     Accrued payroll and employee benefits                                           29,230                     30,509
     Restructuring reserve                                                            2,966                      5,609
     Deferred income taxes                                                              933                        807
     Other current liabilities                                                       36,220                     23,622
                                                                              -------------              -------------
            Total current liabilities                                               187,345                    241,139
     Long-term debt                                                                 667,706                    649,409
     Securities lending agreement                                                    53,845                     54,444
     Deferred income taxes                                                           92,147                     93,048
     Other liabilities                                                                8,868                      4,808
Commitments and contingent liabilities
Shareholders' equity:
     Preferred stock, $0.01 par value; authorized 20,000,000 shares                       -                          -
     Common stock, $0.01 par value; authorized 250,000,000 shares issued 105,690,166 and 105,191,692 shares respectively,
         outstanding 105,689,946 and 105,191,472 respectively                         1,057                      1,052
     Equity rights, 50 rights at $1.09 per right                                          -                          -
     Additional paid-in capital                                                     251,299                    271,739
     Retained earnings                                                              598,251                    531,701
     Accumulated other comprehensive income                                         (56,767)                   (54,976)
     Treasury common stock, 220 shares at cost                                            -                          -
                                                                              -------------              -------------
            Total shareholders' equity                                              793,840                    749,516
                                                                              =============              =============
            Total liabilities and shareholders' equity                        $   1,803,751              $   1,792,364
                                                                              =============              =============



See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                      2001            2000             2001              2000
                                                                   -----------     -----------      -----------       -----------
Net sales                                                          $   260,396     $   212,029      $   726,258       $   634,986
Cost of sales:
     Cost of products sold                                             134,715         106,492          373,843           321,925
     Depreciation of purchase accounting adjustments                       180             128              448               396
                                                                   -----------     -----------      -----------       -----------
         Total cost of sales                                           134,895         106,620          374,291           322,321
                                                                   -----------     -----------      -----------       -----------
         Gross profit                                                  125,501         105,409          351,967           312,665

Selling, general and administrative expenses                            64,817          52,183          162,749           143,218
Restructuring charge                                                         -               -              583                 -
Depreciation and amortization of purchase accounting
     adjustments                                                         2,003           2,046           23,284            19,215
                                                                   -----------     -----------      -----------       -----------
         Total selling, general and administrative expenses             66,820          54,229          186,616           162,433
                                                                   -----------     -----------      -----------       -----------
         Operating income                                               58,681          51,180          165,351           150,232
Other income(expense):
     Interest expense                                                  (12,717)        (12,256)         (37,109)          (36,151)
     Amortization of deferred financing fees                              (133)           (137)            (382)             (398)
     Other, net                                                            240             446            5,506               613
                                                                   -----------     -----------      -----------       -----------
Income from continuing operations before income
     taxes and extraordinary items                                      46,071          39,233          133,366           114,296
Income taxes                                                            17,968          15,290           52,886            44,552
                                                                   -----------     -----------      -----------       -----------
Income from continuing operations before extraordinary
     items                                                              28,103          23,943           80,480            69,744
Discontinued operations (net of income tax expense
of $0, $7,642 $435, and $23,635, respectively)                               -          11,275          (11,824)           34,873
                                                                   -----------     -----------      -----------       -----------
Income before extraordinary items                                       28,103          35,218           68,656           104,617
Extraordinary items (net of income tax benefit
of $863 and $1,359)                                                     (1,361)              -           (2,106)                -
                                                                   -----------     -----------      -----------       -----------
Net income                                                         $    26,742     $    35,218      $    66,550       $   104,617
                                                                   ===========     ===========      ===========       ===========

Basic earnings per common share from continuing operations         $      0.27     $      0.23      $      0.76       $      0.67
Discontinued operations                                                      -            0.11            (0.11)             0.33
Extraordinary item                                                       (0.01)              -            (0.02)                -
                                                                   -----------     -----------      -----------       -----------
Basic earnings per common share                                    $      0.25     $      0.34      $      0.63       $      1.00
                                                                   ===========     ===========      ===========       ===========

Diluted earning per common share from continuing operations        $      0.26     $      0.22      $      0.74       $      0.65
Discontinued operations                                                      -            0.10            (0.11)             0.33
Extraordinary item                                                       (0.01)              -            (0.02)                -
                                                                   -----------     -----------      -----------       -----------
Diluted earnings per common share                                  $      0.25     $      0.33      $      0.62       $      0.98
                                                                   ===========     ===========      ===========       ===========


Weighted average basic shares outstanding                              105,563         104,833          105,421           104,363
Weighted average diluted shares outstanding                            108,333         107,889          108,193           106,952


See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                                                          ACCUMULATED
                                                                            ADDITIONAL                       OTHER
                                                      COMMON     EQUITY     PAID - IN       RETAINED     COMPREHENSIVE
                                                      STOCK      RIGHTS       CAPITAL       EARNINGS         INCOME
                                                    ---------    ------    -----------     -----------   -------------
Balance at September 30, 2000                       $   1,052    $   -     $   271,739     $   531,701    $   (54,976)
Comprehensive income:
     Cumulative effect of accounting change
         for cash flow hedge, net of tax effect
         of $1,687                                          -        -               -               -          2,530
     Net income                                             -        -               -          66,550              -
     Translation adjustment                                                                                   (14,951)
     Adjustment to interest rate swap
         agreement upon sale, net of tax
         benefit of $984                                    -        -               -               -         (1,475)
     Amortization of gain on sale of interest
         rate swaps, net of tax benefit of $310             -        -               -               -           (465)
     Unrealized loss on security available
         for sale, net of tax benefit of $243               -        -               -               -           (356)
                                                    ---------    -----     -----------     -----------    -----------
Total comprehensive income                                  -        -               -          66,550        (14,717)
Shares issued in connection with
     stock options                                          5        -           4,377               -              -
Tax benefit related to stock options                        -        -           2,210               -              -
Distribution of the equity of Sybron Dental
     Specialties, Inc. on December 11, 2000,
     net of dividends of $142,880                           -        -         (27,027)              -         12,926
                                                    ---------    -----     -----------     -----------    -----------
Balance at June 30, 2001                            $   1,057    $   -     $   251,299     $   598,251    $   (56,767)
                                                    =========    =====     ===========     ===========    ===========


                                                        TREASURY             TOTAL
                                                         COMMON           SHAREHOLDERS'
                                                         STOCK               EQUITY
                                                      -----------         -------------
Balance at September 30, 2000                         $         -         $   749,516
Comprehensive income:
     Cumulative effect of accounting change
         for cash flow hedge, net of tax effect
         of $1,687                                              -               2,530
     Net income                                                 -              66,550
     Translation adjustment                                     -             (14,951)
     Adjustment to interest rate swap
         agreement upon sale, net of tax
         benefit of $984                                        -              (1,475)
     Amortization of gain on sale of interest
         rate swaps, net of tax benefit of $310                 -                (465)
     Unrealized loss on security available
         for sale, net of tax benefit of $243                   -                (356)
                                                      -----------          -----------
Total comprehensive income                                      -              51,833
Shares issued in connection with stock options                  -               4,382
Tax benefit related to stock options                            -               2,210
Distribution of the equity of Sybron Dental
     Specialties, Inc. on December 11, 2000,
     net of dividends of $142,880                               -             (14,101)
                                                      -----------          -----------
Balance at June 30, 2001                              $         -         $   793,840
                                                      ===========         ===========







See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                           NINE MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                        2001              2000
                                                                                                    -----------       -----------
Cash flows from operating activities:
     Net income                                                                                     $    66,550       $   104,617
     Adjustments to reconcile net income to net cash provided by operating activities
         Discontinued operations                                                                         11,824          (34,873)
         Depreciation                                                                                    25,182            21,287
         Amortization                                                                                    32,158            26,240
         Gain on sale of property, plant and equipment                                                   (4,988)              (40)
         Provision for losses on doubtful accounts                                                         (188)              165
         Inventory provisions                                                                             1,667              (904)
         Deferred income taxes                                                                              632            11,721
         Extraordinary items                                                                              2,106                 -
         Net changes in assets and liabilities, net of effects of spun-off business
         and businesses acquired                                                                        (23,085)          (62,421)
                                                                                                    -----------       -----------
            Net cash provided by operating activities                                                   111,858            65,792
                                                                                                    -----------       -----------


Cash flows from investing activities:
     Capital expenditures                                                                               (35,502)          (27,436)
     Proceeds from sales of property, plant and equipment                                                11,446               384
     Proceeds from sale of NPT                                                                                -            (2,600)
     Dividends received from SDS                                                                         67,900               439
     Capital contributions paid to SDS                                                                   (4,623)          (20,398)
     Distribution of the net equity of SDS                                                              (14,101)                -
     Net change in advances and loans to SDS                                                             (2,782)           56,174
     Net payment for businesses acquired                                                               (139,020)         (123,399)
                                                                                                    -----------       -----------
            Net cash used in investing activities                                                      (116,682)         (116,836)
                                                                                                    -----------       -----------
Cash flows from financing activities
     Proceeds from long-term debt                                                                       703,448                 -
     Principal payments on long-term debt                                                              (680,291)           (4,691)
     Proceeds from the exercise of stock options                                                          4,382            12,496
     Refinancing fees paid                                                                               (6,721)             (197)
     Proceeds from revolving credit facility                                                            407,060           250,554
     Principal payments on revolving credit facility                                                   (410,960)         (208,434)
     Other financing activities                                                                             489             1,604
                                                                                                    -----------       -----------
            Net cash provided by financing activities                                                   17,407             51,332
                                                                                                    -----------       -----------
Effect of exchange rate changes on cash and cash equivalents                                              1,826              (460)
                                                                                                    -----------       -----------
Net increase (decrease) in cash and cash equivalents                                                     14,409              (172)
Cash and cash equivalents at beginning of period                                                        12,411             12,401
                                                                                                    -----------       -----------
Cash and cash equivalents at end of period                                                          $    26,820       $    12,229
                                                                                                    ===========       ===========



See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                   (Unaudited)



                                                                                            NINE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          2001              2000
                                                                                      ------------      -------------
Net changes in assets and liabilities, net of effects of spun-off business and businesses acquired:
     Decrease (increase) in accounts receivable                                       $       778       $    (3,734)
     Increase in inventories                                                              (21,987)           (8,504)
     Increase in prepaid expenses and other current assets                                 (6,623)           (8,013)
     Decrease in accounts payable                                                          (5,466)           (8,323)
     Increase (decrease) in income taxes payable                                           14,453           (13,616)
     Decrease in other current liabilities                                                 (3,171)           (5,062)
     Increase (decrease) in accrued payroll and employee benefits                           3,032           (12,577)
     Decrease in restructuring reserve                                                     (2,643)                -
     Net change in other assets and liabilities                                            (1,458)           (2,592)
                                                                                      -----------       -----------
         Net changes in asset and liabilities, net of effect of spun-off
         business and businesses acquired                                             $   (23,085)      $   (62,421)
                                                                                      ===========       ===========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                         $    32,338       $    35,054
                                                                                      ===========       ===========
     Income taxes                                                                     $    39,066       $    33,797
                                                                                      ===========       ===========
Capital lease obligations incurred                                                    $         -       $        56
                                                                                      ===========       ===========


See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)


1.   BASIS OF PRESENTATION

     In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included. The results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should only be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

     On January 30, 2001, the Company's shareholders voted to change the name of the Company from Sybron International Corporation to Apogent Technologies Inc. As used in these Notes to the Unaudited Consolidated Financial Statements, the term "Company" means Sybron International Corporation for the period prior to January 30, 2001 and Apogent Technologies Inc. thereafter.

2.   INVENTORIES

     Inventories at June 30, 2001 and September 30, 2000 consist of the following:

                                                            JUNE 30,            SEPTEMBER 30,
                                                              2001                  2000
                                                          ------------          -------------
Raw materials and supplies                                $    79,074           $     59,178
Work in process                                                26,758                 29,848
Finished goods                                                 64,481                 57,015
LIFO reserve                                                   (7,402)                (4,262)
                                                          -----------           ------------
                                                          $   162,911            $   141,779
                                                          ===========           ============


3.   ACQUISITIONS

     During the nine-month period ended June 30, 2001, the Company completed four acquisitions for cash. The aggregate purchase price (which was not significant individually), net of cash acquired, was approximately $134 million. All of these acquisitions were accounted for as purchase transactions. Accordingly, the results of the acquisitions were included as of the date they were acquired. Total goodwill and intangibles for the acquired companies was approximately $129 million, and will be amortized over 3 to 40 years. Descriptions of the acquired companies are as follows:

          a) On November 9, 2000, the Company acquired Vacuum Process Technology, Inc. ("VPT"), located in Plymouth, Massachusetts, a leading manufacturer of state-of-the-art thin film deposition equipment, which is sold to a wide variety of companies in the internet infrastructure, optical and semiconductor industries. VPT's sales revenue for the fiscal year is expected to be approximately $18.4 million. VPT is included in the Clinical and Industrial business segment.

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

          c) On April 10, 2001, the Company acquired Advanced Biotechnologies Limited ("ABgene"), located in Epsom, England. ABgene is a leading manufacturer of a comprehensive range of molecular biology reagents and special plastic consumables for the life sciences market. ABgene's sales revenues for the year ended March 31, 2001 were approximately $21 million. ABgene is included in the Labware and Life Sciences business segment.

          d) On April 10, 2001, the Company acquired the disposable glass culture tube business ("DCT Business") of Kimble Glass Inc. located in Vineland, New Jersey. The DCT Business will be owned by and consolidated into the Company's subsidiary, Chase Scientific Glass, Inc., which currently manufactures disposable glass culture tubes ("DCTs"). Sales revenue from this business is expected to be approximately $5.8 million for the year ending December 31, 2001. DCTs are used in a variety of general laboratory applications, particularly in blood collection, blood banking, urinalysis, and certain cell culture procedures. Chase Scientific Glass, Inc. is included in the Clinical and Industrial business segment.


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

     Restructuring activity since June 30, 1998 and its components are as follows:

                                                           LEASE     INVENTORY    FIXED
                                             SEVERANCE   PAYMENTS    WRITE-OFF   ASSETS  GOODWILL
                                                (a)         (b)         (c)        (c)      (d)       TOTAL
                                             ---------   --------    ---------   ------   --------  -------
1998 Restructuring Charge                     $3,400      $ 200      $ 1,800    $ 1,000   $ 2,100   $ 8,500
1998 Cash Payments.......                        900        100           --         --        --     1,000
1998 Non-Cash Charges....                         --         --        1,800      1,000     2,100     4,900
                                              ------      -----      -------    -------   -------   -------
September 30, 1998 balance                    $2,500      $ 100      $    --    $    --   $    --   $ 2,600
1999 Cash Payments.......                      1,900        100           --         --        --     2,000
Adjustments(a)...........                        300         --           --         --        --       300
                                              ------      -----      -------    -------   -------   -------
September 30, 1999 balance                    $  900      $  --      $    --    $    --   $    --   $   900
2000 Cash Payments.......                        700         --           --         --        --       700
                                              ------      -----      -------    -------   -------   -------
September 30, 2000 balance                    $  200      $  --      $    --    $    --   $    --   $   200
2001 Cash payments                               100         --           --         --        --       100
                                              ------      -----      -------    -------   -------   -------
June 30, 2001 balance....                     $  100      $  --      $    --    $    --   $    --   $   100
                                              ======      =====      =======    =======   =======   =======




(a) Amount represents severance and termination costs for approximately 65 terminated employees (primarily sales and marketing personnel). As of June 30, 2001, all employees have been terminated as a result of the restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $300 was made in the third quarter of fiscal 1999 to adjust the accrual primarily representing under accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination. No additional employees will be terminated under this restructuring plan.

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


                                                    FIXED       LEASE      SHUT-DOWN
                             SEVERANCE  INVENTORY  ASSETS  COMMITMENTS       COSTS        TAX
                                (a)        (b)       (b)         (c)          (c)         (d)    OTHER     TOTAL
                            ---------  ---------  -------  -------------  ----------   -------  --------   -----

2000 Restructuring charge    $ 5,500    $ 2,100   $ 1,000      $ 500         $ 300     $ 1,000  $  900  $ 11,300
2000 Cash payments.......      1,100         --        --         --            --          --      --     1,100
2000 Non-cash charges....         --      2,100     1,000         --            --          --     800     3,900
                             -------    -------   -------      -----         -----     -------  ------  --------
September 30, 2000 balance   $ 4,400    $    --   $    --      $ 500         $ 300     $ 1,000  $  100  $  6,300
Adjustments (e)                  600                                                                         600
2001 Cash payments.......      2,700         --        --        200           100          --      --     3,000
                             -------    -------   -------      -----         -----     -------  ------  --------
June 30, 2001 balance        $ 2,300    $    --   $    --      $ 300         $ 200     $ 1,000  $  100  $  3,900
                             =======    =======   =======      =====         =====     =======  ======  ========

     (a) Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of June 30, 2001, 143 employees have been terminated as a result of the restructuring plan.

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


     The Company expects to make future cash payments of approximately $2,000 in the fourth quarter of fiscal 2001 and $1,900 in fiscal 2002 and beyond.

5.   DISCONTINUED OPERATIONS

     On November 8, 2000, the Company announced that it had declared a pro rata distribution (or spin-off) to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (the "Distribution"). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. ("SDS") common stock for every three shares of Sybron International common stock they owned. These consolidated financial statements have reclassified SDS and its affiliates as discontinued operations. On December 11, 2000, the Distribution was completed. The Company received no proceeds in connection with the Distribution.

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

     For the nine months ended June 30, 2001 and 2000, the Company has included a net loss of $11,800 and net income of $34,900 from discontinued operations, respectively. The net loss in 2001 included transaction expenses of $12,500 relating to the spin-off of SDS. Revenues and net income from SDS through the date of the Distribution (December 11, 2000) were $67,400 and $638, respectively and offset the transaction expenses. Revenues and net income from SDS for the nine months ended June 30, 2000 were $306,600 and $34,900, respectively.

     As a result, these consolidated financial statements have reclassified SDS and its affiliates as discontinued operations. SDS now owns and operates what were formerly the Company's Professional Dental, Orthodontics, and Infection Control Products business segments. The components of net assets held for sale of discontinued operations included in the consolidated balance sheet September 30, 2000 are as follows:


                                                       SEPTEMBER 30,
                                                           2000
                                                       -------------
            Cash..................................      $   5,783
            Net account receivables...............         85,767
            Net inventories.......................         74,383
            Other current assets..................          6,497
            Advances and loans to Sybron                   77,762
            International.........................
            Property plant and equipment -- net...         55,326
            Intangible assets.....................        220,705
            Other assets..........................          6,967
            Current portion of long term debt.....        (21,761)
            Accounts payable......................        (11,351)
            Income taxes payable..................         (5,680)
            Accrued liabilities...................        (27,859)
            Deferred income taxes -- net..........         (6,252)
            Long term debt........................       (298,482)
            Other liabilities.....................         (8,835)
                                                        ---------
                                                        $ 152,970
                                                        =========



6.   CREDIT AGREEMENTS

     Until December 11, 2000, Sybron and its principal domestic subsidiaries (including certain subsidiaries of SDS) were parties to a credit agreement (as amended, the "Previous Credit Agreement") with The Chase Manhattan Bank ("Chase") and certain other lenders providing for a term A loan facility of $300,000 (the "Tranche A Term Loan Facility"), a term B loan facility of $300,000 (the "Tranche B Term Loan Facility"), and a revolving credit facility of up to $600,000 (the "Previous Revolving Credit Facility").

     In connection with the Distribution, on December 1, 2000, the Company entered into a new credit agreement (the "Credit Agreement") with Chase and certain other lenders providing for a term loan of $300,000.

     On April 4, 2001 the Company issued $325,000 of unsecured senior notes in a private placement with exchange and registration rights. The notes were offered at a discount of approximately $1,469. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. Interest will accrue from April 4, 2001. The notes are redeemable by the Company at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or
     (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption. The Company used the proceeds from the issuance to repay all of its Term Loan Facility ($300 million) and a portion of its Revolving Credit Facility. The notes are guaranteed by the Company's material U.S. subsidiaries, which also guarantee the Company's obligations under its bank credit facility.

     For the nine months ended June 30, 2001, the Company recorded an extraordinary loss of $2,106 after taxes as a result of entering into the Credit Agreement and the issuance of the senior notes. This loss related to the write-off of deferred financing costs of approximately $1,200 associated with the Previous Credit Agreement paid-off in the December 2000 refinancing, and costs of approximately $2,200 associated with debt paid-off from the proceeds of the senior note issuance in April 2001.

7.   DERIVATIVE INSTRUMENTS

     On October 1, 2000, the Company adopted Financial Accounting Standard Board
     (FASB) Opinion No. 133 ("SFAS 133") as modified by FASB Opinion No. 138. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. They require the recognition of all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. At October 1, 2000 the Company had no freestanding derivatives in place other than interest rate swaps used to hedge variable rate long-term debt. The interest rate swaps meet the criteria for cash flow hedge accounting. As a result, the swaps are recorded on the balance sheet as an asset at fair value with the corresponding gain or loss recorded in other comprehensive income beginning October 1, 2000. The impact on other comprehensive income upon adoption of the standard was an unrealized gain, net of tax, of approximately $2,530.

     In the normal course of business, we manage risks associated with foreign exchange and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of various derivative instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

     On December 11, 2000, the Company extinguished the variable rate long-term debt to which the swaps were designated and as a result the interest rate swaps ceased to be accounted for as hedges. On December 12, 2000, the Company sold the interest rate swaps for an aggregate gain of $1,055, net of tax. Upon sale of the interest rate swaps, the Company reduced the unrealized gain recorded at October 1, 2000 in other comprehensive income to reflect the fair market value net of tax on the date of sale. Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment of yield interest expense of the New Credit Facilities (see Note
     6) over the remaining term of the interest rate contract. For the period December 12, 2000 through June 30, 2001, the Company recognized a gain of $465, net of tax.

     In March 2001, we entered into two foreign currency options to hedge against the effect of fluctuations in foreign exchange rates on two notes issued in British Pounds. The options of $11,500 GPB and $11,750 GPB have maturity dates approximating those of the notes, of July 31, 2002 and July 2003, respectively. Both options were priced at $0.69 GBP. These options are accounted for as a cash flow hedge. All changes in the underlying values are reflected in net income.


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

     Information on these business segments is summarized below:

                                                Labware        Clinical       Diagnostics
                                                and Life         and              and        Laboratory     Elimin-
                                                Sciences      Industrial      Microbiology   Equipment      ations (a)
                                               ----------     ----------     -------------   -----------   ----------
THREE MONTHS ENDED JUNE 30, 2000
     Revenues:
         External customer                     $   86,810     $   50,270     $   50,636      $    24,313   $       -
         Intersegment                                 203          1,735            138              228      (2,130)
            Total revenues                         87,013         52,005         50,774           24,541      (2,130)
     Gross profit                                  45,919         22,124         27,200           10,166           -
     Selling, general and administrative           25,096          8,800         13,736            4,806           -
     Operating income                              20,823         13,324         13,464            5,360           -

THREE MONTHS ENDED JUNE 30, 2001
     Revenues:
         External customer                        108,763         65,927         60,503           25,203           -
         Intersegment                                 345          2,132            145               87      (2,709)
            Total revenues                        109,108         68,059         60,648           25,290      (2,709)
     Gross profit                                  55,147         26,735         32,678           10,941           -
     Selling, general and administrative           31,520         12,229         16,083            5,828           -
     Operating income                              23,627         14,506         16,595            5,113           -


                                                                         Total
                                                     Other (a)          Company
                                                     ---------          -------
THREE MONTHS ENDED JUNE 30, 2000
     Revenues:
         External customer                           $       -        $   212,029
         Intersegment                                        -                174
            Total revenues                                   -            212,203
     Gross profit                                            -            105,409
     Selling, general and administrative                 1,791             54,229
     Operating income                                   (1,791)            51,180

THREE MONTHS ENDED JUNE 30, 2001
     Revenues:
         External customer                                   -            260,396
         Intersegment                                        -                  -
            Total revenues                                   -            260,396
     Gross profit                                            -            125,501
     Selling, general and administrative                 1,160             66,820
     Operating income                                   (1,160)            58,681




                                                  Labware       Clinical      Diagnostics
                                                  and Life         and            and         Laboratory        Elimin-
                                                  Sciences      Industrial    Microbiology    Equipment         ations (a)
                                                -----------    -----------    ------------    ------------      ----------
NINE MONTHS ENDED JUNE 30, 2000
     Revenues:
         External customer                      $   252,292    $   156,847    $   154,431    $     71,416      $        -
         Intersegment                                   841          5,061            331             671          (6,445)
            Total revenues                          253,133        161,908        154,762          72,087          (6,445)
     Gross profit                                   131,942         67,034         83,633          30,056               -
     Selling, general and administrative             72,074         26,995         42,598          15,168               -
     Operating income                                59,868         40,039         41,035          14,888               -

NINE MONTHS ENDED JUNE 30, 2001
     Revenues:
         External customer                          291,291        184,197        174,816          75,954               -
         Intersegment                                   982          6,276            444             351          (7,985)
            Total revenues                          292,273        190,473        175,260          76,306          (7,985)
     Gross profit                                   150,244         75,521         93,498          32,704               -
     Selling, general and administrative             82,626         33,826         47,825          16,543               -
     Operating income                                67,617         41,695         45,673          16,162               -
     Segment assets                                 712,458        333,903        526,986         120,817               -



                                                                            Total
                                                         Other (a)         Company
                                                         ---------         -------


NINE MONTHS ENDED JUNE 30, 2000
     Revenues:
         External customer                            $         -     $     634,986
         Intersegment                                           -               459
            Total revenues                                      -           635,445
     Gross profit                                               -           312,665
     Selling, general and administrative                    5,598           162,433
     Operating income                                      (5,598)          150,232

NINE MONTHS ENDED JUNE 30, 2001
     Revenues:
         External customer                                      -           726,258
         Intersegment                                           -                68
            Total revenues                                      -           726,327
     Gross profit                                               -           351,967
     Selling, general and administrative                    5,796           186,616
     Operating income                                      (5,796)          165,351
     Segment assets                                       109,587         1,803,751




(a) Includes the elimination of intercompany and corporate office activity.

10.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Below are the condensed consolidating balance sheets, statements of operations and statements of cash flows for Apogent Technologies Inc., as of June 30, 2001 and September 30, 2000 and for the nine months ended June 30, 2001 and fiscal year ended September 30, 2000.

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

CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                                      As of June 30, 2001
                                                          --------------------------------------------------------------------------
                                                                                           Non
                                                            Apogent       Guarantor      Guarantor
(In thousands)                                            Technologies   Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                                          ------------   ------------   ------------   ------------     ------------
                        ASSETS
Current assets:
     Cash and cash equivalents                             $   14,198    $        -     $  16,154    $     (3,532)      $    26,820
     Accounts receivable, net                                       -       144,764        35,490               -           180,254
     Inventories, net                                           1,263       136,864        30,731          (5,947)          162,911
     Other current assets                                      17,651        15,275         5,818          (1,766)           36,978
                                                           ----------    ----------     ---------    ------------       -----------
            Total current assets                               33,112       296,903        88,193         (11,245)          406,963

     Property, plant and equipment, net                         8,893       165,147        40,107               -           214,147
     Intangible asset                                           6,999       894,112       209,078               -         1,110,189
     Deferred income taxes                                      7,888             -             -               -             7,888
     Investment in subsidiaries                             1,616,767        51,628             -      (1,668,395)                -
     Other assets                                              57,113         6,061         1,390               -            64,564
                                                           ----------    ----------     ---------    ------------       -----------
            Total assets                                   $1,730,772    $1,413,851     $ 338,768    $ (1,679,640)      $ 1,803,751
                                                           ==========    ==========     =========    ============       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $      318    $   42,895     $  10,201    $     (3,532)      $    49,882
     Current portion of long-term debt                              -        35,247            40               -            35,287
     Income taxes payable                                           -        31,810         4,104          (3,087)           32,827
     Accrued expenses and other current liabilities            24,257        30,940        14,152               -            69,349
                                                           ----------    ----------     ---------    ------------       -----------
            Total current liabilities                          24,575       140,892        28,497          (6,619)          187,345
                                                           ----------    ----------     ---------    ------------       -----------
     Long-term debt                                                 -       667,680            26               -           667,706
     Securities lending agreement                              53,845             -             -               -            53,845
     Deferred income taxes                                     67,985        17,523         6,639               -            92,147
     Other liabilities                                          6,422           955         1,491               -             8,868
     Net intercompany payable/(receivable)                    389,684      (577,080)      187,396               -                 -
     Commitments and contingent liabilities
     Shareholders' equity
         Preferred stock                                            -             -             -               -                 -
         Common stock                                           1,057             -             -               -             1,057
         Equity rights                                              -             -             -               -                 -
         Additional paid-in-capital                           251,299     1,589,889        79,334      (1,669,223)          251,299
         Retained earnings (deficit)                          944,620      (397,817)       55,246          (3,798)          598,251
         Accumulated other comprehensive income                (8,715)      (28,191)      (19,861)              -           (56,767)
         Treasury stock (at cost)                                   -             -             -               -                 -
                                                           ----------    ----------     ---------    ------------       -----------
            Total shareholders' equity                      1,188,261     1,163,881       114,719      (1,673,021)          793,840
                                                           ----------    ----------     ---------    ------------       -----------
            Total liabilities and shareholders' equity     $1,730,772    $1,413,851     $ 338,768    $ (1,679,640)      $ 1,803,751
                                                           ==========    ==========     =========    ============       ===========


                                                                                    As of September 30, 2000
                                                           ------------------------------------------------------------------------
                                                                                             Non
                                                              Apogent      Guarantor       Guarantor
(In thousands)                                             Technologies   Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                           ------------   ------------    ------------   ------------  ------------
                        ASSETS
Current assets:
     Cash and cash equivalents                             $     7,086    $         -      $   7,902     $   (2,577)   $    12,411
     Accounts receivable, net                                        -        146,564         27,021              -        173,585
     Inventories, net                                            1,187        120,399         24,020         (3,827)       141,779
     Net assets held for discontinued operations               152,970              -              -              -        152,970
     Other current assets                                       16,467         28,387          4,112        (19,176)        29,790
                                                           -----------    -----------      ---------     ----------    -----------
            Total current assets                               177,710        295,350         63,055        (25,580)       510,535
     Property, plant and equipment, net                          8,840        162,431         36,823              -        208,094
     Intangible assets                                           2,922        895,583        109,648              -      1,008,153
     Deferred income taxes                                      12,563         (4,693)             -              -          7,870
     Investment in subsidiaries                                813,152         51,069              -       (864,221)             -
     Other assets                                               52,154          3,914          1,644              -         57,712
                                                           -----------    -----------      ---------     ----------    -----------
            Total assets                                   $ 1,067,341    $ 1,403,654      $ 211,170     $ (889,801)   $ 1,792,364
                                                           ===========    ===========      =========     ==========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $       594     $   37,361      $  16,521     $   (2,577)   $    51,899
     Advances and loans from SDS                                77,762              -              -              -         77,762
     Current portion of long-term debt                               -         34,252             75              -         34,327
     Income taxes payable                                       34,117              -          2,523        (20,036)        16,604
     Accrued expenses and other current liabilities             17,331         29,782         13,434              -         60,547
                                                           -----------    -----------      ---------     ----------    -----------
            Total current liabilities                          129,804        101,395         32,553        (22,613)       241,139
                                                           -----------    -----------      ---------     ----------    -----------
     Long-term debt                                                  -        649,383             26              -        649,409
     Securities lending agreement                               54,444              -              -              -         54,444
     Deferred income taxes                                      70,388         14,793          7,867                        93,048
     Other liabilities                                           1,164          3,772          1,060         (1,188)         4,808
     Net intercompany payable/(receivable)                    (519,063)       463,622         55,232            209              -
     Commitments and contingent liabilities
     Shareholders' equity
         Preferred stock                                             -              -              -              -              -
         Common stock                                            1,052              -              -              -          1,052
         Equity rights                                               -              -              -              -              -
         Additional paid-in-capital                            271,739        786,251         77,970       (864,221)       271,739
         Retained earnings (deficit)                         1,055,421       (615,562)        93,830         (1,988)       531,701
         Accumulated other comprehensive income                  2,392              -       (57,368)              -        (54,976)
         Treasury stock (at cost)                                    -              -              -              -              -
                                                           -----------    -----------      ---------     ----------    -----------
            Total shareholders' equity                       1,330,604        170,689        114,432       (866,209)       749,516
                                                           -----------    -----------      ---------     ----------    -----------
            Total liabilities and shareholders' equity     $ 1,067,341    $ 1,403,654      $ 211,170     $ (889,801)   $ 1,792,364
                                                           ===========    ===========      =========     ==========    ===========

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                          For the Three Months Ended June 30, 2001
                                                       -----------------------------------------------------------------------------
                                                                                               Non
                                                         Apogent           Guarantor        Guarantor
(In thousands)                                         Technologies       Subsidiaries     Subsidiaries   Eliminations  Consolidated
                                                       -----------        ------------     ------------   ------------  ------------
Net sales                                              $        -          $  226,546      $   49,457     $   (15,607)  $   260,396
Cost of sales                                                   -             121,465          28,653         (15,223)      134,895
                                                       ----------          ----------      ----------     -----------   -----------
         Gross profit                                           -             105,081          20,804            (384)      125,501
Selling, general and administrative expenses                7,154              47,807          11,859                        66,820
                                                       ----------          ----------      ----------     -----------   -----------
Operating income                                           (7,154)             57,274           8,945            (384)       58,681
Other income (expense):
         Interest income (expense)                              -             (12,757)             40               -       (12,717)
         Other, net                                          (163)                114             156               -           107
                                                       ----------          ----------      ----------     -----------   -----------
Income before income taxes, discontinued operations
     and extraordinary item                                (7,317)             44,631           9,141            (384)       46,071
Income taxes                                               (3,541)             17,852           3,656               -        17,968
                                                       ----------          ----------      ----------     -----------   -----------
Income from continuing operations before
     extraordinary item                                    (3,776)             26,779           5,485            (384)       28,103
Discontinued operations                                         -                   -               -               -             -
                                                       ----------          ----------      ----------     -----------   -----------
Income before extraordinary item                           (3,776)             26,779           5,485            (384)       28,103
Extraordinary item                                              -              (1,361)              -               -        (1,361)
                                                       ----------          ----------      ----------     -----------   -----------
Net income                                             $   (3,776)         $   25,418      $    5,485     $      (384)  $    26,742
                                                       ==========          ==========      ==========     ===========   ===========

                                                                             For the Three Months Ended June 30, 2000
                                                            ------------------------------------------------------------------------
                                                                                               Non
                                                              Apogent        Guarantor      Guarantor
(In thousands)                                              Technologies   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            ------------  -------------   ------------   ------------   ------------
Net sales                                                   $        -    $   187,927      $   36,765    $  (12,663)    $   212,029
Cost of sales                                                        -         97,864          21,145       (12,389)        106,620
                                                            ----------    -----------      ----------    ----------     -----------
         Gross profit                                                -         90,063          15,620          (274)        105,409
Selling, general and administrative expenses                     1,579         43,482           9,168             -          54,229
                                                            ----------    -----------      ----------    ----------     -----------
Operating income                                                (1,579)        46,581           6,452          (274)         51,180
Other income (expense):
         Interest income (expense)                                   -        (12,268)             12             -         (12,256)
         Other, net                                                399            493            (583)            -             309
                                                            ----------    -----------      ----------    ----------     -----------
Income before income taxes and discontinued operations          (1,180)        34,806           5,881          (274)         39,233
Income taxes                                                      (985)        13,922           2,352                        15,290
                                                            ----------    -----------      ----------    ----------     -----------
Income from continuing operations                                 (195)        20,884           3,529          (274)         23,943
Discontinued operations                                         11,275              -               -             -          11,275
                                                            ----------    -----------      ----------    ----------     -----------
Net income                                                  $   11,080    $    20,884      $    3,529    $     (274)    $    35,218
                                                            ==========    ===========      ==========    ==========     ===========

                                                                           For the Nine Months Ended June 30, 2001
                                                          --------------------------------------------------------------------------
                                                                                               Non
                                                            Apogent        Guarantor         Guarantor
(In thousands)                                            Technologies    Subsidiaries     Subsidiaries   Eliminations  Consolidated
                                                          ------------     ------------     ------------  ------------  ------------
Net sales                                                $         -      $   636,985       $   128,974   $   (39,701)  $   726,258
Cost of sales                                                      -          337,474            75,257       (38,440)      374,291
                                                         -----------       -----------       -----------   -----------   -----------
         Gross profit                                              -          299,511            53,717        (1,261)      351,967
Selling, general and administrative expenses                  23,189          132,996            30,431             -       186,616
                                                         -----------       -----------       -----------   -----------   -----------
Operating income                                             (23,189)         166,515            23,286        (1,261)      165,351
Other income (expense):                                            -                -                 -             -
         Interest income (expense)                                 -          (37,134)               25             -       (37,109)
         Other, net                                            3,622            1,744              (242)            -         5,124
                                                         -----------       -----------       -----------   -----------   -----------
Income before income taxes, discontinued operations                -                -                 -             -
     And extraordinary item                                  (19,567)         131,125            23,069        (1,261)      133,366
Income taxes                                                  (8,792)          52,450             9,228             -        52,886
                                                         -----------       -----------       -----------   -----------   -----------
Income from continuing operations before                           -                -                 -             -
     Extraordinary item                                      (10,775)          78,675            13,841        (1,261)       80,480
Discontinued operations                                      (11,824)               -              -                -       (11,824)
                                                         -----------       -----------       -----------   -----------   -----------
Income before extraordinary items                            (22,599)          78,675            13,841        (1,261)       68,656
Extraordinary items                                                -           (2,106)                -             -        (2,106)
                                                         -----------       -----------       -----------   -----------   -----------
Net income                                               $   (22,599)     $    76,569       $    13,841   $    (1,261)  $    66,550
                                                         ===========      ===========       ===========   ===========   ===========

                                                                            For the Nine Months Ended June 30, 2000
                                                               ---------------------------------------------------------------------
                                                                                                  Non
                                                                 Apogent        Guarantor      Guarantor
(In thousands)                                                 Technologies   Subsidiaries   Subsidiaries Eliminations  Consolidated
                                                               ------------   ------------   ------------ ------------- ------------
Net sales                                                      $        -      $   559,583   $   108,747   $   (33,344) $   634,986
Cost of sales                                                           -          291,254        63,686       (32,619)     322,321
                                                               ----------      -----------   -----------   -----------  -----------
         Gross profit                                                   -          268,329        45,061          (725)     312,665
Selling, general and administrative expenses                        5,469          131,214        25,750             -      162,433
                                                               ----------      -----------   -----------   -----------  -----------
Operating income                                                   (5,469)         137,115        19,311          (725)     150,232
Other income (expense):
         Interest expense                                               -          (36,103)          (48)            -      (36,151)
         Other, net                                                   858              666        (1,309)            -          215
                                                               ----------      -----------   -----------   -----------  -----------
Income before income taxes and discontinued operations             (4,611)         101,678        17,954          (725)     114,296
Income taxes                                                       (3,301)          40,671         7,182             -       44,552
                                                               ----------      -----------   -----------   -----------  -----------
Income from continuing operations                                  (1,310)          61,007        10,772          (725)      69,744
Discontinued operations                                            34,873                -             -             -       34,873
                                                               ----------      -----------   -----------   -----------  -----------
Net income                                                     $   33,563      $    61,007    $   10,772    $     (725) $   104,617
                                                               ==========      ===========    ==========    ==========  ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                For the Nine Months Ended June 30, 2001
                                                                 ------------------------------------------------------------------
                                                                                                  Non
                                                                 Apogent        Guarantor      Guarantor    Elimina-
(In thousands)                                                 Technologies    Subsidiaries   Subsidiaries   tions     Consolidated
                                                               ------------   -------------   ------------  --------   ------------
Cash flows (used in) provided by operating activities:         $  (47,066)    $  144,410      $  14,514     $      -   $    111,858
                                                               ----------     ----------      ---------     --------   ------------
Cash flows from investing activities:
     Capital expenditures                                          (7,254)       (22,360)        (5,888)           -        (35,502)
     Proceeds from sales of property, plant and equipment          10,167          1,136            143            -         11,446
     Net cash inflow from SDS                                      46,394              -              -            -         46,394
     Net payments for businesses acquired                               -       (136,709)        (2,311)           -       (139,020)
                                                               ----------     ----------      ---------     --------   ------------
         Net cash provided by (used in) investing activities       49,307       (157,933)        (8,056)           -       (116,682)
                                                               ----------     ----------      ---------     --------   ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                       -      1,110,508              -            -      1,110,508
     Principal payments on long-term debt                               -     (1,091,219)           (32)           -     (1,091,251)
     Proceeds from the exercise of stock options                    4,384              -              -            -          4,384
     Other                                                            487         (6,721)             -            -         (6,234)
                                                               ----------     ----------      ---------     --------   ------------
         Net cash provided by (used in) financing activities        4,871         12,568            (32)           -         17,407
Effect of exchange rate on cash and cash equivalents                    -              -          1,826            -          1,826
                                                               ----------     ----------      ---------     --------   ------------
Net increase (decrease) in cash and cash equivalents                7,112           (955)         8,252            -         14,409
Cash and cash equivalents at beginning of year                      7,086         (2,577)         7,902            -         12,411
                                                               ----------     ----------      ---------     --------   ------------
Cash and cash equivalents at end of period                     $   14,198     $   (3,532)     $  16,154     $      -   $     26,820
                                                               ==========     ==========      =========     ========   ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                                  $        -     $   31,996      $     342     $      -   $     32,338
                                                               ==========     ==========      =========     ========   ============
     Income taxes                                              $   37,025     $      131      $   1,910     $      -   $     39,066
                                                               ==========     ==========      =========     ========   ============
Capital lease obligations incurred                             $        -     $        -      $       -     $      -   $          -
                                                               ==========     ==========      =========     ========   ============



                                                                             For the Nine Months Ended June 30, 2000
                                                              ----------------------------------------------------------------------
                                                                                                Non
                                                                Apogent      Guarantor        Guarantor      Elimina-     Consoli-
(In thousands)                                                Technologies   Subsidiaries    Subsidiaries     tions        dated
                                                              ------------   ------------    ------------    --------    -----------
Cash flows (used in) provided by operating activities:        $  (51,685)     $   109,164    $   8,313       $      -    $   65,792
                                                              ----------      -----------    ---------       --------    ----------
Cash flows from investing activities:
     Capital expenditures                                           (635)         (23,173)      (3,628)             -       (27,436)
     Proceeds from sales of property, plant and equipment              -              335           49              -           384
     Proceeds from sale of NPT                                    (2,600)               -            -              -        (2,600)
     Net cash inflow from SDS                                     36,215                -            -              -        36,215
     Net payments for businesses acquired                              -         (123,399)           -              -      (123,399)
                                                              ----------      -----------    ---------       --------    ----------
         Net cash provided by (used in) investing activities      32,980         (146,237)      (3,579)             -      (116,836)
                                                              ----------      -----------    ---------       --------    ----------
Cash flows from financing activities:
     Proceeds from long-term debt                                      -          250,554            -              -       250,554
     Principal payments on long-term debt                              -         (213,081)         (44)             -      (213,125)
     Proceeds from the exercise of stock options                  12,496                -            -              -        12,496
     Other                                                         5,376           (2,200)      (1,769)             -         1,407
                                                              ----------      -----------    ---------       --------    ----------
         Net cash provided by (used in) financing activities      17,872           35,273       (1,813)             -        51,332
Effect of exchange rate on cash and cash equivalents                   -                -         (460)             -          (460)
                                                              ----------      -----------    ---------       --------    ----------
Net (decrease) increase in cash and cash equivalents                (833)          (1,800)       2,461              -          (172)
Cash and cash equivalents at beginning of year                     6,708           (2,433)       8,126              -        12,401
                                                              ----------      -----------    ---------       --------    ----------
Cash and cash equivalents at end of period                    $    5,875      $    (4,233)   $  10,587       $      -    $   12,229
                                                              ==========      ===========    =========       ========    ==========
Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                 $        -      $    34,811    $     243       $    -    $   35,054
                                                              ==========      ===========    =========       ========    ==========
     Income taxes                                             $   33,658      $        85    $      54       $      -    $   33,797
                                                              ==========      ===========    =========       ========    ==========
Capital lease obligations incurred                            $        -      $        56    $       -       $      -    $       56
                                                              ==========      ===========    =========       ========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The subsidiaries of Apogent are leading manufacturers of value-added products for the labware and life sciences, clinical and industrial, diagnostics and microbiology, and laboratory equipment markets in the United States and abroad. Apogent provides products under four business segments -- Labware and Life Sciences, Clinical and Industrial, Diagnostics and Microbiology, and Laboratory Equipment. The primary subsidiaries in each of our business segments are as follows:

LABWARE AND LIFE SCIENCES                 CLINICAL AND INDUSTRIAL
-------------------------                 ------------------------
Advance Biotechnologies Ltd.              Chase Scientific Glass, Inc.
BioRobotics Group Limited                 Erie Electroverre S.A.
Genevac Limited                           Erie Scientific Company
Matrix Technologies Corporation           Gerhard Menzel Glasbearbeitungswerk
Molecular BioProducts, Inc.                  GmbH & Co. K.G.
Nalge Nunc International Corporation      Microm International GmbH
Nalge Nunc International K.K.             The Naugatuck Glass Company
National Scientific Company               Richard-Allan Scientific Company
Nunc A/S                                  Samco Scientific Corporation
Robbins Scientific Corporation

DIAGNOSTICS AND MICROBIOLOGY              LABORATORY EQUIPMENT
----------------------------              --------------------
Applied Biotech, Inc.                     Barnstead Thermolyne Corporation
Microgenics Corporation                   Electrothermal Engineering, Ltd.
Remel Inc.                                Lab-Line Instruments, Inc.


Over the past several years, Apogent has been pursuing a growth strategy designed to increase sales and enhance operating margins. Elements of that strategy include emphasis on acquisitions, product development, product line extensions, new product introductions, internal growth, and rationalization of existing businesses and product lines.

When we use the terms "we" or "our" in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and accordingly, all references to quarters refer to our fiscal quarters. The quarters ended June 30, 2001 and 2000 are the Company's third quarters of fiscal 2001 and 2000, respectively.

As used in this report, the term "Company" means Sybron International Corporation for the period prior to January 30, 2001 and Apogent Technologies Inc. thereafter.

SPIN-OFF OF SYBRON DENTAL SPECIALTIES

On December 11, 2000, Apogent Technologies Inc. ("Apogent" or the "Company"), then known as Sybron International Corporation ("Sybron"), completed the spin-off of its dental business as a separate publicly traded company. The spin-off was effected by way of a pro-rata distribution of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental

Specialties, Inc. ("SDS") to the Company's shareholders (the "Distribution" or "Spin-Off"). SDS is now an independent public company operating what was Sybron's dental business.

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

RESULTS OF OPERATIONS

OVERVIEW

Both our sales and our operating income for the quarter and year to date period ended June 30, 2001 grew over the corresponding prior year periods. Net sales increased 22.8% during the quarter ended June 30, 2001 to $260.4 million from $212.0 million in the quarter ended June 30, 2000. Operating income and income from continuing operations before extraordinary item for the quarter ended June 30, 2001 was $58.7 million and $28.1 million, respectively, as compared to $51.2 million and $23.9 million for the quarter ended June 30, 2000, representing increases of 14.7% and 17.4%, respectively.

Net sales increased 14.4% during the nine months ended June 30, 2001 to $726.3 million from $635.0 million in the nine months ended June 30, 2000. Operating income was $165.4 million for the nine months ended June 30, 2001 as compared to $150.2 million for the nine months ended June 30, 2000. Income from continuing operations before extraordinary items increased 15.4% to $80.5 million for the nine months ended June 30, 2001, from $69.7 million for the nine months ended June 30, 2000. Income from continuing operations for the nine months ended June 30, 2001 included a $0.6 million charge relating to revisions in restructuring reserves and a $4.1 million gain on the sale of an asset.

Sales growth in the quarter was strong both domestically and internationally. Domestic and international net sales increased by 20.6% and 29.7%, respectively, for the quarter ended June 30, 2001 as compared to the corresponding fiscal 2000 period. The strengthening of the U.S. dollar negatively impacted international sales growth. Without the negative currency effects, international sales growth would have been 34.2% over the corresponding fiscal 2000 quarter.

We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed four acquisitions during the first nine months of fiscal 2001. (See Note 3 to the Unaudited Consolidated Financial Statements.)

QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

NET SALES

                                            FISCAL          FISCAL            DOLLAR     PERCENT
                                             2001            2000             CHANGE     CHANGE
                                           ---------       ---------         --------    -------
NET SALES (IN THOUSANDS)
     Labware and Life Sciences             $ 108,763       $  86,810         $ 21,953      25.3%
     Clinical and Industrial                  65,927          50,270           15,657      31.1%
     Diagnostics and Microbiology             60,503          50,636            9,867      19.5%
     Laboratory Equipment                     25,203          24,313              890       3.7%
                                           ---------       ---------         --------
     Total Net Sales                       $ 260,396       $ 212,029         $ 48,367      22.8%
                                           =========       =========         ========



Overall Company. Net sales for the third quarter ended June 30, 2001 increased by $48.4 million or 22.8% from the corresponding fiscal 2000 quarter.

Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $10.6 million), (b) increased net sales of existing products (approximately $8.0 million), and (c) increased net sales of new products (approximately $5.2 million). Net sales were partially reduced by: (a) foreign currency fluctuations (approximately $1.7 million) and (b) price decreases (approximately $0.1 million).

Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $10.2 million), (b) increased sales of existing products (approximately $4.8 million), (c) increased net sales of new products (approximately $0.7 million), and (d) price increases (approximately $0.4 million). Net sales were partially reduced by foreign currency fluctuations (approximately $0.5 million).

Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) increased net sales of existing products (approximately $6.2 million), (b) net sales of products of acquired companies (approximately $4.4 million), and (c) increased net sales of new products (approximately $0.7 million). Net sales were partially reduced by price decreases (approximately $1.4 million).

Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from: (a) increased net sales of new products (approximately $1.1 million) and (b) price increases (approximately $0.7 million). Net sales were partially reduced by: (a) decreased net sales of existing products (approximately $0.8 million) and (b) foreign currency fluctuations (approximately $0.1 million).

GROSS PROFIT


                                             FISCAL       PERCENT        FISCAL      PERCENT         DOLLAR       PERCENT
                                              2001        OF SALES        2000       OF SALES        CHANGE        CHANGE
                                           ---------     ---------      --------     --------      ---------      --------
GROSS PROFIT (IN THOUSANDS)

    Labware and Life Sciences               $ 55,147        21.2%       $ 45,919        21.7%       $  9,228        20.1%
    Clinical and Industrial                   26,735        10.3%         22,124        10.4%          4,611        20.8%
    Diagnostics and Microbiology              32,678        12.5%         27,200        12.8%          5,478        20.1%
    Laboratory Equipment                      10,941         4.2%         10,166         4.8%            775         7.6%
                                           ---------                    --------                    --------
       Total Gross Profit                  $ 125,501        48.2%       $105,409        49.7%       $ 20,092        19.1%
                                           =========                    ========                    ========




Overall Company. Gross profit for the third quarter ended June 30, 2001 increased by $20.1 million or 19.1% from the corresponding fiscal 2000 period.

Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $3.8 million), (b) the effects of new products (approximately $3.8 million), (c) product mix (approximately $2.7 million), and (d) increased volume (approximately $1.4 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $1.3 million) and (b) foreign currency fluctuations (approximately $1.2 million).

Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $2.5 million), (b) product mix (approximately $2.4 million), (c) price increases (approximately $0.4 million), (d) the effects of new products (approximately $0.5 million), and (e) increased volume (approximately $0.2 million). Gross profit was partially reduced by an increase in manufacturing overhead (approximately $1.4 million).

Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) product mix (approximately $4.0 million), (b) the effects of acquired companies (approximately $3.7 million), (c) increased volume (approximately $2.9 million), and (d) the effects of new products (approximately $0.4 million). Gross profit was partially reduced by: (a) inventory adjustments (approximately $2.2 million), (b) increased manufacturing overhead (approximately $2.1 million), and (c) price decreases (approximately $1.2 million).

Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) price increases (approximately $0.7 million), (b) the effects of new products (approximately $0.6 million), and (c) inventory adjustments (approximately $0.4 million). Gross profit was partially reduced by:
(a) increased manufacturing overhead (approximately $0.7 million) and (b) decreased volume (approximately $0.2 million).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                                                       FISCAL           FISCAL          DOLLAR         PERCENT
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            2001             2000           CHANGE          CHANGE
                                                                      --------         --------        --------        -------
(IN THOUSANDS)
     Labware and Life Sciences                                       $  31,520        $  25,096        $  6,424          25.6%
     Clinical and Industrial                                            12,229            8,800           3,429          39.0%
     Diagnostics and Microbiology                                       16,083           13,736           2,347          17.1%
     Laboratory Equipment                                                5,828            4,806           1,022          21.3%
                                                                     ---------        ---------        --------
         Subtotal                                                       65,660           52,438          13,222          25.2%
     Corporate Office                                                    1,160            1,791            (631)        -35.2%
                                                                     ---------        ---------        --------
         Total Selling, General and Administrative Expenses          $  66,820        $  54,229        $ 12,591          23.2%
                                                                     =========        =========        ========



Overall Company. Selling, general and administrative expenses for the quarter ended June 30, 2001 increased by $12.6 million or 23.2% from the corresponding fiscal 2000 quarter.

Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) acquired businesses (approximately $4.0 million), (b) general and administrative expenses (approximately $2.5 million), (c) marketing expenses (approximately $0.4 million), and (d) research and development expenses (approximately $0.1 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.6 million).

Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) acquired businesses (approximately $1.3 million), (b) general and administrative expenses (approximately $1.0 million), (c) marketing expenses (approximately $1.0 million), and (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.1 million).

Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostic and Microbiology segment resulted primarily from: (a) general and administrative expenses (approximately $1.0 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.7 million), (c) marketing expenses (approximately $0.3 million), (d) acquired businesses (approximately $0.3 million), and (e) research and development expenses (approximately $0.1 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.1 million).

Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) general and administrative expenses (approximately $0.6 million), (b) marketing expenses (approximately $0.2 million), and (c) research and development expenses (approximately $0.2 million).

OPERATING INCOME

                                                    FISCAL         FISCAL           DOLLAR           PERCENT
                                                     2001           2000            CHANGE           CHANGE
                                                   --------       ---------        ---------         --------
OPERATING INCOME (IN THOUSANDS)
     Labware and Life Sciences                     $ 23,627        $ 20,823         $  2,804           13.5%
     Clinical and Industrial                         14,506          13,324            1,182            8.9%
     Diagnostics and Microbiology                    16,595          13,464            3,131           23.3%
     Laboratory Equipment                             5,113           5,360             (247)          -4.6%
                                                   --------        --------         --------
         Subtotal                                    59,841          52,971            6,870           13.0%
     Corporate Office                                (1,160)         (1,791)             631          -35.2%
                                                   --------        --------         --------
         Total Operating Income                    $ 58,681        $ 51,180         $  7,501           14.7%
                                                   ========        ========         ========




As a result of the foregoing, operating income in the third quarter ended June 30, 2001 increased by 14.7% or $7.5 million over operating income in the corresponding quarter of fiscal 2000.

INTEREST EXPENSE

Interest expense for the third quarter ended June 30, 2001 increased by $0.5 million to $12.7 million from the corresponding quarter of fiscal 2000. The increase in interest expense is primarily a result of higher debt levels, resulting from funding acquisitions.

INCOME TAXES

Taxes on income from continuing operations for the third quarter ended June 30, 2001 were $18.0 million, an increase of $2.7 million from the corresponding 2000 quarter. The increase resulted primarily from increased taxable earnings.

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM

As a result of the foregoing, the Company had net income from continuing operations before an extraordinary item of $28.1 million for third quarter ended June 30, 2001, as compared to $23.9 million in the corresponding 2000 period, representing an increase of 17.4%.

DISCONTINUED OPERATIONS

Losses from discontinued operations were $11.3 million (net of income taxes of $7.6 million) in the third quarter ended June 30, 2000. The 2000 income related to the operating results of SDS. On December 11, 2000 we completed the spin-off of SDS. There were no related operations for the comparable quarter in fiscal 2001.

EXTRAORDINARY ITEM

As a result of the April 4, 2001 senior note offering, Apogent wrote off deferred financing costs of approximately $2.2 million that related to the term loan that was paid off with proceeds. This was recorded as an extraordinary item of $1.4 million, net of income taxes.

NET INCOME

As a result of the foregoing, we had net income of $26.7 million in the third quarter ended June 30, 2001, as compared to net income of $35.2 million in the corresponding 2000 period.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation expense and amortization expense increased $3.4 million in the third quarter ended June 30, 2001 due to additional depreciation and amortization from goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.


NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000


                                                FISCAL            FISCAL            DOLLAR           PERCENT
                                                 2001              2000             CHANGE           CHANGE
                                              ---------         ---------          --------          -------
NET SALES (IN THOUSANDS)
     Labware and Life Sciences                $ 291,291         $ 252,292          $ 38,999           15.5%
     Clinical and Industrial                    184,197           156,847            27,350           17.4%
     Diagnostics and Microbiology               174,816           154,431            20,385           13.2%
     Laboratory Equipment                        75,954            71,416             4,538            6.4%
                                              ---------         ---------          --------
         Total Net Sales                      $ 726,258         $ 634,986          $ 91,272           14.4%
                                              =========         =========          ========


NET SALES

Overall Company. Net sales for the nine months ended June 30, 2001 increased by $91.3 million or 14.4% over the corresponding period in fiscal 2000.

Labware and Life Sciences. Increased net sales in the Labware and Life Sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $18.4 million), (b) increased net sales of new products (approximately $13.3 million), (c) increased net sales of existing products (approximately $8.6 million), and (d) price increases (approximately $4.1 million). Net sales were partially reduced by foreign currency fluctuations (approximately $5.5 million).

Clinical and Industrial. Increased net sales in the Clinical and Industrial segment resulted primarily from: (a) net sales of products of acquired companies (approximately $23.4 million), (b) increases sales of existing products (approximately $3.5 million), (c) increased net sales of new products (approximately $1.8 million), and (d) price increases (approximately $1.1 million). Net sales were partially reduced by foreign currency fluctuations (approximately $2.4 million).

Diagnostics and Microbiology. Increased net sales in the Diagnostics and Microbiology segment resulted primarily from: (a) net sales of products of acquired companies (approximately $15.5 million), (b) increased net sales of existing products (approximately $3.9 million), and (c) increased net sales of new products (approximately $2.1 million). Net sales were partially reduced by:
(a) price decreases (approximately $0.6 million), and (b) foreign currency fluctuations (approximately $0.5 million).

Laboratory Equipment. Increased net sales in the Laboratory Equipment segment resulted primarily from: (a) increase in net sales of new products (approximately $3.5 million), and (b) price increases (approximately $1.9 million). Net sales were partially reduced by: (a) foreign currency fluctuations (approximately $0.5 million), and (b) decreased net sales of existing products (approximately $0.4 million).

GROSS PROFIT


                                            FISCAL       PERCENT          FISCAL       PERCENT         DOLLAR          PERCENT
                                             2001       OF SALES           2000       OF SALES         CHANGE          CHANGE
                                          ---------     --------        ---------     --------        ---------       ---------
GROSS PROFIT (IN THOUSANDS)
    Labware and Life Sciences             $ 150,244       20.7%         $ 131,942       20.8%         $ 18,302          13.9%
    Clinical and Industrial                  75,521       10.4%            67,034       10.6%            8,487          12.7%
    Diagnostics and Microbiology             93,498       12.9%            83,633       13.2%            9,865          11.8%
    Laboratory Equipment                     32,704        4.5%            30,056        4.7%            2,648           8.8%
                                           --------                      --------                     --------
       Total Gross Profit                 $ 351,967       48.5%         $ 312,665       49.2%         $ 39,302          12.6%
                                           ========                      ========                     ========



Overall Company. Gross profit for the nine months ended June 30, 2001 increased by $39.3 million or 12.6% over the corresponding fiscal 2000 period.

Labware and Life Sciences. Increased gross profit in the Labware and Life Sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $9.1 million), (b) the effects of new products (approximately $7.6 million), (c) price increases (approximately $4.3 million), and (d) increased volume (approximately $3.6 million). Gross profit was partially reduced by: (a) unfavorable foreign currency fluctuations (approximately $2.9 million), (b) increased manufacturing overhead (approximately $1.9 million), (c) product mix (approximately $1.4 million), and (d) inventory adjustments (approximately $0.1 million).

Clinical and Industrial. Increased gross profit in the Clinical and Industrial segment resulted primarily from: (a) the effects of acquired companies (approximately $6.4 million), (b) product mix (approximately $2.4 million), (c) price increases (approximately $1.1 million), (d) the effects of new products (approximately $0.9 million), and (e) inventory adjustments ($0.1 million). Gross profit was partially reduced by: (a) reduced volume (approximately $1.6 million) and (b) unfavorable foreign currency fluctuations (approximately $0.9 million).

Diagnostics and Microbiology. Increased gross profit in the Diagnostics and Microbiology segment resulted primarily from: (a) the effects of acquired companies (approximately $11.6 million), (b) product mix (approximately $7.2 million), (c) increased volume (approximately $1.9 million), and (d) the effects of new products (approximately $0.8 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $6.4 million), (b) inventory adjustments (approximately $4.8 million), (c) price decreases (approximately $0.4 million), and (d) foreign currency fluctuations (approximately $0.1 million).

Laboratory Equipment. Increased gross profit in the Laboratory Equipment segment resulted primarily from: (a) price increases (approximately $1.9 million), (b) the effects of new products (approximately $1.6 million), and (c) inventory adjustments (approximately $0.3 million). Gross profit was partially reduced by:
(a) increased manufacturing overhead (approximately $0.9 million), and (b) foreign currency fluctuations (approximately $0.3 million).


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

                                                                      FISCAL           FISCAL           DOLLAR          PERCENT
                                                                       2001             2000            CHANGE          CHANGE
                                                                    ---------        ----------       ----------        -------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(IN THOUSANDS)
     Labware and Life Sciences                                      $  82,626        $   72,074        $  10,552         14.6%
     Clinical and Industrial                                           33,826            26,995            6,831         25.3%
     Diagnostics and Microbiology                                      47,825            42,598            5,227         12.3%
     Laboratory Equipment                                              16,543            15,168            1,375          9.1%
                                                                    ---------        ----------         --------
         Subtotal                                                     180,820           156,835           23,985         15.3%
     Corporate Office                                                   5,796             5,598              198          3.5%
                                                                    ---------        ----------         --------
         Total Selling, General and Administrative Expenses         $ 186,616        $  162,433         $ 24,183         14.9%
                                                                    =========        ==========         ========


Overall Company. Selling, general and administrative expenses for the nine months ended June 30, 2001 increased by $24.1 million or 14.9% from the corresponding fiscal 2000 period.

Labware and Life Sciences. Increased selling, general and administrative expenses in the Labware and Life Sciences segment resulted primarily from: (a) acquired businesses (approximately $7.3 million), (b) general and administrative expenses (approximately $2.6 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.9 million), (d) marketing expenses (approximately $0.3 million), and (e) research and development expense (approximately $0.3 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.9 million).

Clinical and Industrial. Increased selling, general and administrative expenses in the Clinical and Industrial segment resulted primarily from: (a) acquired businesses (approximately $3.0 million), (b) marketing expenses (approximately $2.2 million), (c) general and administrative expenses (approximately $1.1 million), (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.7 million), and (e) research and development expenses (approximately $0.1 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.3 million).

Diagnostics and Microbiology. Increased selling, general and administrative expenses in the Diagnostic and Microbiology segment resulted primarily from: (a) increased amortization of intangibles primarily as a result of acquisitions (approximately $2.8 million), (b) marketing expenses (approximately $1.4 million), (c) general and administrative expenses (approximately $1.5 million), and (d) acquired businesses (approximately $0.4 million). Selling, general and administrative expenses were partially reduced by: (a) research and development expense (approximately $0.6 million) and (b) foreign currency fluctuations (approximately $0.3 million).

Laboratory Equipment. Increased selling, general and administrative expenses in the Laboratory Equipment segment resulted primarily from: (a) general and administrative expenses (approximately $0.7 million), (b) research and development expenses (approximately $0.6 million), and (c) marketing expenses (approximately $0.2 million). Selling, general and administrative expenses were partially reduced by foreign currency fluctuations (approximately $0.1 million).

SPECIAL CHARGES

Results for the nine-months ended June 30, 2001 include a charge of approximately $0.6 million ($0.4 million after tax) relating to adjustments made to the 2000 restructuring reserve, consisting of additional severance. This charge is included in the corporate office selling, general and administrative expenses.

OPERATING INCOME

                                                    FISCAL            FISCAL          DOLLAR           PERCENT
                                                     2001              2000           CHANGE           CHANGE
                                                  ---------        ---------         --------          -------
OPERATING INCOME (IN THOUSANDS)

     Labware and Life Sciences                    $  67,617        $  59,868         $  7,749           12.9%
     Clinical and Industrial                         41,695           40,039            1,656            4.1%
     Diagnostics and Microbiology                    45,673           41,035            4,638           11.3%
     Laboratory Equipment                            16,162           14,888            1,274            8.6%
                                                  ---------        ---------         --------
         Subtotal                                   171,147          155,830           15,317            9.8%
     Corporate Office                                (5,796)          (5,598)            (198)           3.5%
                                                  ---------        ---------         --------
         Total Operating Income                   $ 165,351        $ 150,232         $ 15,119           10.1%
                                                  =========        =========         ========



As a result of the foregoing, operating income for the nine months ended June 30, 2001 increased by $15.1 million or 10.1% over the corresponding period in fiscal 2000.

INTEREST EXPENSE

Interest expense was $37.1 million for the nine months ended June 30, 2001, an increase of $1.0 million from the corresponding fiscal 2000 period. The increase in interest expense is primarily a result of higher debt levels, resulting from funding acquisitions.

OTHER INCOME

Other income for the nine months ended June 30, 2001 was $5.5 million, an increase of $4.9 million over the corresponding 2000 period. The increase resulted primarily from the gain on the sale of asset of $4.1 million during the second quarter of fiscal 2001.

INCOME TAXES

Taxes on income from continuing operations for the nine months ended June 30, 2001 were $52.9 million, an increase of $8.3 million from the corresponding fiscal 2000 period. The increase resulted primarily from increased taxable earnings.

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEMS

As a result of the foregoing, for the nine months ended June 30, 2001, income from continuing operations was $80.5 million as compared to $69.7 million in the corresponding fiscal 2000 period.

DISCONTINUED OPERATIONS

Losses from discontinued operations were $11.8 million (net of income taxes of $0.4 million) for the nine months ended June 30, 2001, as compared to income of $34.9 million (net of income tax of $23.6 million) in the corresponding period of fiscal 2000. The 2001 loss from discontinued operations resulted from transaction expenses relating to the spin-off of approximately $12.4 million offset by the operating results of SDS (through December 11, 2000) of $0.6 million. On December 11, 2000 we completed the spin-off of SDS.

EXTRAORDINARY ITEMS

As a result of the December 2000 debt refinancing and the April 2001 bond issuance, the Company wrote off deferred financing costs of approximately $3.5 million that related to prior debt agreements. This was recorded as an extraordinary item of $2.1 million, net of income taxes.

NET INCOME

As a result of the foregoing, the Company had net income of $66.6 million for the nine months ended June 30, 2001, as compared to net income of $104.6 for the corresponding fiscal 2000 period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation expense and amortization expense increased $9.8 million for the nine months ended June 30, 2001 due to additional depreciation and amortization from goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and expects to adopt Statement 142 effective October 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior business combination, and to make any necessary reclassification in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transition goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity -method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

At June 30, 2001, the Company had unamortized goodwill and unamortized identifiable intangible assets in the amount of $887.4 million and $222.8 million, respectively, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense relating to goodwill was $20.5 million for the fiscal year ended September 30, 2000 and $19.1 million for the nine months ended June 30, 2001. At this time it is not practical to estimate the impact of the adoption of both statements on the Company.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the acquisition of the Company's predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with accounting principles generally accepted in the United States. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets, net of amortization, increased by approximately $102 million in the nine months ended June 30, 2001, primarily as a result of continued acquisition activity.

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

Approximately $111.9 million of cash was generated from operating activities in the nine months ended June 30, 2001, an increase of $46.2 million or 70.3% from the corresponding period in fiscal 2000. Non-cash depreciation and amortization charged against net income increased approximately $9.8 million for the nine months ended June 30, 2001 as compared to the corresponding period in fiscal 2000. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $23.1 million for the nine months ended June 30, 2001, or an increase in cash flow of $39.3 million, as compared to $62.4 million in cash outflow for the corresponding period in fiscal 2000. This resulted in an increase in cash flow of $39.3 million for the nine months ended June 30, 2001 as compared to the corresponding period in fiscal 2000. These changes are set forth in detail in the Consolidated Statement of Cash Flows. The increase in working capital accounts over the nine months ended June 30, 2001 is attributable to the higher level of business activity as reflected in our increased sales.

Investing activities in the nine months ended June 30, 2001 used approximately $116.7 million of cash. Increased cash outflow from investing activities as compared to fiscal 2000 resulted primarily from an increase in net payments for businesses acquired of approximately $15.6 million, an increase in capital expenditures of $8.1 million, and an increase in net payments to SDS of $9.9 million, offset in part by an increase in the proceeds from sales of property, plant and equipment of $11.0 million.

Financing activities provided approximately $17.4 million of cash. Proceeds from long-term debt relating to acquisitions of $79.9 million were offset in part by the payments made on the revolving Credit Facilities in excess of proceeds of $3.9 million and payments made on prior acquisition debt of $6 million. In addition, the Company paid down a further $51.0 million on the Term Loan Facilities above the results of the December 2000 refinancing and April 2001 bond issuance (discussed below). Financing fees of $6.7 million were paid in connection with the December 2000 refinancing and April 2001 bond issuance.

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

On April 4, 2001, the Company issued $325 million of unsecured senior notes in a private placement with exchange and registration rights. The Company used the proceeds from the issuance to repay all of its Term Loan Facility ($300 million) and a portion of its Revolving Credit Facility. The notes were offered at a discount of approximately $1,469. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. Interest will accrue from April 4, 2001. The notes are redeemable by the Company at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption. These notes are guaranteed by the Company's material U.S. subsidiaries, which also guarantee the Company's obligations under its bank credit facility.

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

CAUTIONARY FACTORS

This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "continue", "estimate", "expect", "goal", "objective", "outlook", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

o We have operations outside the United States. We are therefore subject to factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries, such as Mexico and Hungary, which have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with economic downturn in other countries.

o A significant portion of our growth over the past several years has been achieved through our acquisition program, which has generated approximately 70 acquisitions since 1993. Our rate of continued growth is therefore subject to factors affecting our ability to continue pursuing our current acquisition strategy and to be successful with that strategy. These factors include our ability to raise capital beyond the capacity of our existing credit facilities or to use our stock for acquisitions, the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate candidates, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

o We are organized as a holding company. As a result, all of our revenues are generated through our subsidiaries, including foreign subsidiaries. Consequently, our operating cash flow and ability to service indebtedness and other obligations depend upon the operating cash flow of our U.S. and foreign subsidiaries and the payment of funds by them to us in the form of loans, dividends or otherwise. Their ability to pay dividends and make loans, advances and other payments to us depends upon statutory restrictions (including insolvency and fraudulent conveyance laws) and contractual restrictions (which may include requirements to maintain minimum levels of working capital and other assets).

o Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience softness in their sales. This volatility in demand can also arise with large OEM customers to whom we sell direct. Sales to our distributors and

     OEM customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

o Our ability to increase revenues and to profitably distribute and sell our products is subject to a number of risks, such as any changes in our business relationships with our principal distributors or OEM customers, competitive factors such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive by keeping pace with advancing laboratory and life science technologies, particularly in the genomics and other rapidly developing technologies, factors affecting certain high growth industries we serve, such as consolidation in the drug discovery and diagnostics industries, and risks of unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of our existing assets.

o Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, timing of acquisitions, distribution and OEM customer issues, and other factors listed here. All these factors make it difficult to predict operating results for any particular period.

o With respect to the Clinical and Industrial segment, factors affecting our Erie Electroverre S.A. subsidiary's ability to manufacture the glass used by the Clinical and Industrial segment's worldwide manufacturing operations, including delays encountered in connection with the periodic rebuild of the sheet glass furnace and furnace malfunctions at a time when inventory levels are not sufficient to sustain this segment's flat glass operations.

o Factors affecting our ability to obtain raw materials at reasonable prices, especially white glass, which comes from a single source, our Electroverre, S.A. facility in Switzerland.

o Our ability to hire and retain competent employees is subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees. There is a risk of strikes or other labor disputes at those locations that are unionized which could affect our operations.

o Our business currently has a significant amount of floating rate debt and can be adversely affected by a rise in interest rates.

o Our ability to continue manufacturing and selling those of our products that are subject to regulation by the FDA or other domestic or foreign governments or agencies is subject to a number of risks, including the promulgation of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of our products.

o The impact of changing public and private health care budgets, including reimbursement by private or governmental insurance programs, may affect demand for or pricing of our products.

o Our business is subject to the risks of claims involving our products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

o SDS has agreed to indemnify Apogent from and after the spin-off with respect to certain liabilities and obligations. Our ability to collect on such indemnities, if applicable, from SDS will depend upon SDS's financial strength at the time of any such indemnity claim.

o Our financial performance or condition may be affected by changes in tax legislation, applicable accounting principles, or environmental laws and regulations.

o We may be subject to risks arising from other business and investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly available written documents.

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


                                     APOGENT TECHNOLOGIES INC.
                                     ------------------------------------------
                                     (Registrant)



Date: August 13, 2001                /S/ JEFFREY C. LEATHE
------------------------             ------------------------------------------
                                     Jeffrey C. Leathe
                                     Executive Vice President - Finance,
                                     Chief Financial Officer and Treasurer*

                                     *  Executing as both the financial officer
                                        and the duly authorized officer of the
                                        Company

                            APOGENT TECHNOLOGIES INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-11091)

                                  EXHIBIT INDEX
                                       TO
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001


EXHIBIT                                                                                              FILED
NUMBER             DESCRIPTION                      INCORPORATED HEREIN BY REFERENCE TO             HEREWITH
-------            -----------                      -----------------------------------             --------
2.1     Contribution Agreement, Plan and            Exhibit 2.1 to the Registrant's Form 10-K
        Agreement of Reorganization and             for  the fiscal year ended September 30,
        Distribution, dated as of November          2000 (the "2000 10-K)
        28, 2000, between the Registrant and
        Sybron Dental Specialties, Inc.
        ("SDS") and Sybron Dental Management,
        Inc. (excluding the forms of the
        ancillary agreements attached
        thereto as exhibits, definitive copies
        of which are filed as Exhibits 2.2
        through 2.8 below)
2.2     General Assignment, Assumption and          Exhibit 2.2 to the 2000 10-K
        Agreement Regarding Litigation,
        Claims and Other Liabilities, dated
        as of December 11, 2000, between
        the Registrant and SDS
2.3     Trade Name Assignment and                   Exhibit 2.3 to the 2000 10-K
        Transitional Trade Name Use and
        License Agreement, dated as of
        December 11, 2000, between the
        Registrant and SDS
2.4     Insurance Matters Agreement, dated          Exhibit 2.4 to the 2000 10-K
        as of December 11, 2000, between the
        Registrant and SDS
2.5     Employee Benefits Agreement, dated          Exhibit 2.5 to the 2000 10-K
        as of December 11, 2000, between the
        Registrant and SDS
2.6     Tax Sharing and Indemnification             Exhibit 2.6 to the 2000 10-K
        Agreement, dated as of December 11,
        2000, between the Registrant and SDS
2.7     Interim Administrative Services             Exhibit 2.7 to the 2000 10-K
        Agreement, dated as of December 11,
        2000, between the Registrant and SDS
2.8     Confidentiality and Nondisclosure           Exhibit 2.8 to the 2000 10-K
        Agreement, dated as of December 11,
        2000, between the Registrant and SDS
3.1     (a) Composite Restated Articles of          Exhibit 3.1(a) to the Registrant's
        Incorporation of the Registrant,            Form 10-Q for the quarter ended
        as amended through February 5,              December 31, 2000 (the "12/31/00 10-Q")
        2001 to change the name of the
        Registrant to Apogent Technologies
        Inc. and increase the size of the
        Board of Directors from between
        six and nine to between six and
        twelve directors
3.2     (b) Articles of Amendment                   Exhibit 3.1(b) to the 2000 10-K
        containing Certificate of
        Designation, Preferences and
        Rights of Series A Preferred Stock
3.2     Bylaws of the Registrant, as                Exhibit 3.2 to the 12/31/00 10-Q
        amended as of January 30, 2001 to
        amend Section 3.01 to reflect the
        increase in the maximum number of
        directors to twelve

4.1     Indenture, dated April 4, 2001              Exhibit 4.1 to the Registrant's
        among the Registrant, Subsidiary            Form 10-Q for the quarter ended
        Guarantor parties thereto, and The          March 31, 2001 (the "3/31/01 10-Q")
        Bank of New York, as Trustee
4.2     Exchange and Registration Rights
        Agreement, dated April 4, 2001,             Exhibit 4.2 to the 3/31/01 10-Q
        among the Registrant, Subsidiary
        Guarantors and Chase Securities
        Inc., Bank of America Securities
        LLC, Banc One Capital Markets
        Inc., Credit Suisse First Boston
        Corporation and First Union
        Securities Inc. (collectively, as
        Initial Purchasers)
