Form 10-K
period 2001-09-30
APOGENT TECHNOLOGIES INC
filed 2001-12-17
CIK 824803

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended September 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission file number 1-11091

                               ----------------

                           APOGENT TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)

                  Wisconsin                                      22-2849508
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                      Identification Number)

 48 Congress Street, Portsmouth, New Hampshire                       03801
   (Address of principal executive offices)                        (Zip Code)

              Registrant's telephone number, including area code
                                (603) 433-6131

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
                 Title of each class                   on which registered
                 -------------------                 -----------------------
   Common Stock, par value $0.01 per share           New York Stock Exchange
   Preferred Stock Purchase Rights (associated with
    the Common Stock)                                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 7, 2001 as reported on the New York Stock Exchange, was approximately $2,443,339,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   At December 7, 2001, there were 106,129,455 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement for its Annual Meeting of
     Shareholders to be held on January 28, 2002 have been incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           APOGENT TECHNOLOGIES INC.

                               TABLE OF CONTENTS
                                       TO
                        2001 ANNUAL REPORT ON FORM 10-K

 Item                                                                      Page
 ----                                                                      ----
                                    PART I

  1   Business..........................................................     1
  2   Properties........................................................     9
  3   Legal Proceedings.................................................    10
  4   Submissions of Matters to a Vote of Security Holders..............    11

                                    PART II

      Market for Registrant's Common Equity and Related Shareholder
  5   Matters...........................................................    13
  6   Selected Financial Data...........................................    14
      Management's Discussion and Analysis of Financial Condition and
  7   Results of Operations.............................................    15
 7A   Quantitative and Qualitative Disclosures About Market Risk........    32
  8   Financial Statements and Supplementary Data.......................    34
      Changes in and Disagreements With Accountants on Accounting and
  9   Financial Disclosure..............................................    78

                                   PART III

 10   Directors and Executive Officers of the Registrant................    78
 11   Executive Compensation............................................    78
 12   Security Ownership of Certain Beneficial Owners and Management....    78
 13   Certain Relationships and Related Transactions....................    78

                                    PART IV

 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    79
      Signatures........................................................    80

                                    PART I

ITEM 1. Business
General

   Apogent Technologies Inc. is a Wisconsin corporation, incorporated in 1993 to be the successor by merger in January 1994 to Sybron Corporation, a Delaware corporation. The merger was accomplished to change the Company's corporate domicile from Delaware to Wisconsin. The Company changed its name from Sybron International Corporation to Apogent Technologies Inc. in January 2001.

   On December 11, 2000, the Company spun off its dental business (the "Spin-Off") by way of a pro rata distribution to its shareholders of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. ("SDS"). As a result of the Spin-Off, SDS became an independent public company operating what was the Company's dental business. Apogent continues to operate its clinical diagnostics, labware and life sciences, and laboratory equipment businesses, as described herein.

   During the fourth quarter of 2001, Apogent changed its reporting business segments by combining its former clinical and industrial segment with its former diagnostics and microbiology segment to form the clinical diagnostics business segment. This change aligns the Company's financial reporting with its operational activity. All historical financial information for the years ended September 30, 2000 and 1999 has been restated to reflect this new business segment.

   When we use the terms "Company," "Apogent," "we," or "our" in this Annual Report, we are referring to Apogent Technologies Inc. and its subsidiaries and their respective predecessors, without the dental business. Our fiscal year ends on September 30. All references to a particular year mean the fiscal year ended September 30 of that year, unless we indicate otherwise. As a result of the Spin-Off, SDS has been accounted for as a discontinued operation. In addition, on March 31, 1999, the Company sold Nalge Process Technologies Group, Inc. ("NPT") (the "NPT Sale"). NPT has also been accounted for as a discontinued operation. All data, unless otherwise indicated, has been restated to reflect the Spin-Off and the NPT Sale.

                          Forward-Looking Statements

   The description of our businesses included in this Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7, and other portions of this Annual Report contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements concern, among other things, our intent, belief, or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors and large OEM customers, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control and could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled "Cautionary Factors" in Item 7 of this Annual Report.

Business Segments

   Apogent is a leading developer and manufacturer of products for the labware and life sciences, clinical diagnostics, and laboratory equipment industries. We are organized into three business segments to serve our customers in each of these industries. Our subsidiaries manufacture most of these products in approximately 80 facilities. We have over 120 facilities worldwide. Our customers comprise distributors, pharmaceutical and biotechnology companies, clinical and research laboratories, OEMs, and others. Approximately 74% of our net sales are generated from sales transactions with customers within the U.S. and the remainder is generated internationally, mostly from Europe and Japan.

   The end-users of our products generally comprise scientists and lab technicians in the fields of life science research, clinical diagnostics, and basic scientific research. These individuals typically work in laboratories at pharmaceutical companies, hospitals, scientific research organizations, and academic and government institutions. Life science research laboratories focus on the discovery and development of new drugs, including the identification of new drug targets, the discovery of new drug candidates, the development of these candidates, and subsequent toxicology and efficacy testing. This sector has experienced significant growth as pharmaceutical companies, biotechnology companies, and academic institutions increase their research and development efforts in order to develop new drugs.

 Clinical Diagnostics Segment

   Our clinical diagnostics business segment manufactures and sells products primarily to clinical and commercial laboratories and to scientific research and industrial customers. These products are used in a number of diagnostic applications--specimen collection, specimen transportation, drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, glucose tolerance testing, clinical diagnostic liquid standards, precision temperature measurement, anatomical pathology (histology and cytology) and immunohistochemistry, with an emphasis on cancer applications, among others. Products include:

  .  microscope slides, cover glass, glass tubes and vials;

  .  stains and reagents;

  .  histology and immunochemistry instrumentation;

  .  diagnostic test kits;

  .  culture media;

  .  diagnostic reagents;

  . other products used in detecting causes of various infections or diseases;

  . thin glass for watch crystals, cosmetic mirrors, precision and coated glass used in various optic applications; and

  .  precision thin film optical coating equipment.

   Our primary U.S. and foreign subsidiaries in this business segment include:

     Applied Biotech, Inc.
     Chase Scientific Glass, Inc.
     Erie Electroverre S.A.
     Erie Scientific Company
     Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G.
     Microgenics Corporation
     Microm International GmbH
     The Naugatuck Glass Company
     Remel Inc.
     Richard-Allan Scientific Company
     Samco Scientific Corporation

   This segment accounted for approximately 49% of our consolidated net sales in 2001 and 48% in each of 2000 and 1999. For the fiscal years 2001, 2000, and 1999, net sales for this segment grew 15%, 21%, and 39%, respectively, compared to the prior year.

 Labware and Life Sciences Segment

   Our labware and life sciences business segment manufactures and sells products to the research and clinical life sciences industries. Applications of these products include general everyday laboratory uses as well as genomics, proteomics, high-throughput screening for drug discovery, combinatorial chemistry, cell culture, filtration, and liquid handling. Products in this business segment include:

  . reusable plastic and glass products (e.g., bottles, carboys, graduated ware, beakers and flasks);

  .  disposable plastic and glass products;

  .  products for critical packaging applications;

  .  environmental and safety containers;

  .  autosampler vials and seals used in chromatography analysis; and

  . applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling, genomics, and high-throughput screening for pharmaceutical drug discovery.

   Our primary U.S. and foreign subsidiaries in this business segment include:

     Advanced Biotechnologies Ltd.
     BioRobotics Group Limited
     Genevac Limited
     Matrix Technologies Corporation
     Molecular BioProducts, Inc.
     Nalge Nunc International Corporation
     Nalge Nunc International K.K.
     National Scientific Company
     Nunc A/S
     Robbins Scientific Corporation

   During fiscal 2001, we entered into a sales and marketing joint venture with Kimble Glass, Inc. that involves reusable, disposable and specialty glassware for the laboratory.

   This segment accounted for approximately 41%, 40%, and 38% of our consolidated net sales in 2001, 2000, and 1999, respectively, with sales growing 15%, 29%, and 17%.

 Laboratory Equipment Segment

   Our laboratory equipment business segment manufactures basic laboratory equipment needed by medical, pharmaceutical, and scientific laboratories. Applications of these products include heating, cooling, shaking, stirring, mixing, and temperature control as well as water purification and production. The products include:

  . heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers, and cryogenic storage apparatus;

  .  systems for producing ultra pure water;

  . bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research;

  . constant temperature equipment including refrigerators/freezers, ovens, water baths, and environmental chambers; and

  . furnaces and fluorometers, spectrophotometers, and strip chart recorders.

   Our primary U.S. and foreign subsidiaries in the laboratory equipment segment include:

     Barnstead Thermolyne Corporation
     Electrothermal Engineering, Ltd.
     Lab-Line Instruments, Inc.

   This segment accounted for approximately 11%, 12%, and 15% of our consolidated net sales in 2001, 2000, and 1999, respectively. For the fiscal years 2001 and 1999 net sales grew 4% and 25%, respectively, and declined 1% in 2000.

Certain Financial Information

   The following table sets forth our net sales by segment.

                                                     Years Ended September 30,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
                                                           (in thousands)
   Clinical Diagnostics............................. $477,233 $413,565 $342,529
   Labware and Life Sciences........................  400,823  347,437  268,788
   Laboratory Equipment.............................  106,409  102,573  103,720
                                                     -------- -------- --------
     Total Net Sales................................ $984,465 $863,575 $715,037
                                                     ======== ======== ========

   We have included other financial information about our business segments and foreign operations in Note 15 to our consolidated financial statements included in this Annual Report, and such information is incorporated herein by reference.

New Products

   During fiscal 2001, we introduced a number of new products that contributed approximately $28 million in net sales. No single new product or group of related products was material to our business or any one of our business segments.

Growth Strategy

   Our goal is to consistently grow our worldwide market presence, net sales, earnings, and cash flows. Annual revenue growth in fiscal 2001 was $121 million, or 14% over the prior year. Key elements of our strategy continue to be:

   Develop Profitable New Products. We consistently strive to develop and introduce new products that contribute to sales, earnings, and cash flows. These products include new offerings and improvements of our currently marketed products. We are especially focused on developing new products for our life sciences research and clinical diagnostics customers.

   Make Strategic Acquisitions. Our acquisition program is focused on adding complementary products and technologies that enhance our market position. Our operating subsidiaries generally have been able to use their existing channels to market our acquired products. We have a rigorous process of candidate identification, due diligence, and integration designed to mitigate acquisition risk. Acquired businesses are converted to our standard financial reporting system. In most cases, we retain the senior management of acquired businesses and have an integration plan and budget in place at the time the acquisition closes.

   Increase Penetration of Existing and New Customers. We seek to leverage our strong market presence and excellent customer and distributor relationships into increased sales to current customers and sales to new customers. We believe that our large and growing product offering is conducive to cross-selling products to existing customers. This broad product offering is also conducive to negotiating favorable terms with our distributors.

   Improve Operating Efficiencies. We are focused on improving our operating efficiencies through vertical integration, streamlined manufacturing techniques, better product sourcing, and the sharing of technology across our Company. We believe that our focus on efficiencies improves our gross margins while maintaining or improving the quality of our products and increasing customer satisfaction.

Sales, Marketing and Distribution

   We estimate that there are more than 150,000 industrial, academic, clinical, governmental, pharmaceutical, and biotechnology laboratories that are existing and potential customers for our products. Our products reach these customers in several ways. Our laboratory equipment business segment sells primarily through distributors. Products from our labware and life sciences business segment are also sold primarily through distributors, although some of our businesses in this segment, such as Matrix Technologies and Robbins Scientific, have direct sales forces and sell directly to end-users. Sales from our clinical diagnostics businesses are made both directly and through distribution, depending on the type of product and/or the type of end-user. For example, Richard-Allan and Microm International sell directly to end-users, the microbiology products of our Remel subsidiary are primarily sold directly to end-users, and the drugs of abuse testing products of Microgenics are primarily sold to OEMs of clinical chemistry analyzers. Most of our subsidiaries maintain their own sales forces, whether they sell directly to end-users, through distribution, or otherwise.

   During fiscal 2001, several companies within our labware and life sciences business segment have coordinated their sales and marketing efforts under the "Apogent Discoveries" name. Working together, they warehouse their products together in Europe and the U.S. and sell (and cross-sell) products directly to a shared customer base. Additionally, during fiscal 2001, the Company entered into a sales and marketing joint venture with Kimble Glass, Inc. that involves reusable, disposable and specialty glassware for the laboratory.

   From time to time, the Company's net sales performance has been affected by short-term volatility in demand from distributors. The Company has also experienced volatility in demand when distributors merge or consolidate, when distributors do not manage their inventories to end-user demand and when distributors otherwise experience softness in sales or make alternate sourcing decisions.

   Our major distributors offer a wide variety of supplies, apparatus and instruments for the laboratory, primarily through catalogs and through e-commerce web sites. End-users rely heavily on these catalogs and web sites in identifying suitable products and making purchase decisions, and the prominence of and the number of product items listed for a particular vendor are critical marketing variables. We believe the number of our products offered by the major distributors is among the highest of any of our competitors. Also, the major distributors often have contracts with large end-users or purchasing organizations to supply such users or organizations with a broad array of laboratory products and supplies. We believe that our ability to manufacture and supply a broad range of products can help distributors be more efficient in these situations.

   Our three major distributors (primarily domestic), Fisher Scientific, VWR Scientific, and Allegiance Healthcare Corporation, accounted in the aggregate for approximately 21% of our clinical diagnostic segment sales, 32% of our labware and life sciences segment sales, and 41% of our laboratory equipment segment sales in 2001. The loss of any one of these major laboratory distributors could have a material adverse effect on our business. Only a few of our subsidiaries have written contractual relationships with these distributors. However, our subsidiaries have long-standing relationships with them or their predecessors.

   Our subsidiaries private label for and sell products to a number of original equipment manufacturers. These OEM relationships are most prevalent in our clinical diagnostics segment, although subsidiaries in our other segments also enter into OEM and private label relationships as opportunities arise. Volatility in demand can arise if the OEM's fail to manage inventories to end-user demand, discontinue product lines or switch business to other manufacturers.

Domestic and International

   Our U.S. subsidiaries had approximately 76% of our assets as of September 30, 2001 and generated approximately 95% of our income from continuing operations for the fiscal year ended September 30, 2001, with the balance attributable to our foreign subsidiaries. In addition to an extensive distributor network, our subsidiaries maintain sales offices and manufacturing plants in many international locations. Foreign sales offices are located in the United Kingdom, Japan, Germany, Spain, Hong Kong, Australia, and Switzerland. International manufacturing facilities are located in Denmark, Germany, Switzerland, Hungary, the United Kingdom, Hong Kong, Mexico, and Puerto Rico.

   Domestic and international sales of our products by business segment are as follows:

                                                          Fiscal Year Ended
                                                            September 30,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (in thousands)
   Clinical Diagnostics
     Domestic.......................................  $381,599 $331,570 $284,585
     International..................................    95,634   81,995   57,944
                                                      -------- -------- --------
       Total........................................  $477,233 $413,565 $342,529
                                                      ======== ======== ========

   Labware and Life Sciences:
     Domestic.......................................  $263,546 $233,597 $176,649
     International..................................   137,277  113,840   92,139
                                                      -------- -------- --------
       Total........................................  $400,823 $347,437 $268,788
                                                      ======== ======== ========

   Laboratory Equipment:
     Domestic.......................................  $ 82,163 $ 79,004 $ 82,685
     International..................................    24,246   23,569   21,035
                                                      -------- -------- --------
       Total........................................  $106,409 $102,573 $103,720
                                                      ======== ======== ========

   We have included other financial information about our business segments and foreign operations in Note 15 to our consolidated financial statements included in this Annual Report, and such information is incorporated herein by reference.

Research and Development

   We have a number of research and development programs in our various business segments. We spent approximately $20.9 million, $18.3 million, and $12.6 million on research and development in 2001, 2000, and 1999, respectively, focused primarily on product development.

   Our research and development expenditures by business segment are as follows:

                                                            Fiscal Year Ended
                                                              September 30,
                                                         -----------------------
                                                          2001    2000    1999
                                                         ------- ------- -------
                                                             (in thousands)
   Clinical Diagnostics................................. $ 8,157 $ 8,234 $ 5,983
   Labware and Life Sciences............................   8,785   6,964   4,265
   Laboratory Equipment.................................   3,916   3,104   2,314
                                                         ------- ------- -------
       Total............................................ $20,858 $18,302 $12,562
                                                         ======= ======= =======

Backlog

   Our total backlog of orders at September 30, 2001, 2000, and 1999 was approximately $35.9 million, $38.5 million, and $31.1 million, respectively.

   Our backlog by business segment is as follows:

                                                           Fiscal Year Ended
                                                             September 30,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
                                                            (in thousands)
   Clinical Diagnostics................................ $15,760 $11,739 $10,951
   Labware and Life Sciences...........................  15,589  20,685  15,908
   Laboratory Equipment................................   4,517   6,097   4,261
                                                        ------- ------- -------
     Total............................................. $35,866 $38,521 $31,120
                                                        ======= ======= =======

Seasonality

   None of our business segments are seasonal to a material extent.

Markets; Competition

   Our products serve a large number of markets worldwide in which there are numerous competitors. We strive to achieve a leading market share in every market in which we compete, and we believe that our size and breadth of products offered as well as our relationships with our customers provide us with competitive advantages relative to many of our small and mid-sized competitors. The strategies outlined under "Growth Strategy" above are key to our ability to stay competitive, although there can be no assurance that we will not encounter increased competition in the future.

   We have significant competitors in each of our business segments. Our competitors include product manufacturers, private label resellers, and product distributors, a number of whom have substantially greater financial and other resources than ours. Product price, product quality, product brand recognition, customer service, breadth of product lines, and convenience for customers are relevant factors to achieving and maintaining our competitive position. Our principal competitors in the labware and life sciences business segment include (among others) Corning Incorporated, Millipore Corporation, Becton Dickinson, and Greiner Holding AG. Principal competitors in the clinical diagnostics business segment include (among others) Shandon (a subsidiary of Thermo Electron Corporation), Leica Microsystems, Sakura Finetek, Knittel Glaser, Surgipath Medical Industries, Inc., Sigma-Aldrich Company, Copan Diagnostics Company, Elkay Products, Inc., Becton Dickinson, Meridian Diagnostics, Dade Behring, Roche Diagnostics, Quidel Corporation, Biokit S.A., Dyno Particles AS, and Princeton Biomeditech Corporation. Principal competitors in the laboratory equipment business segment include (among others) Fisher Scientific, Corning Incorporated, Millipore Corporation, New Brunswick Scientific Company, Inc.

Employees

   We employed approximately 6,400 people at September 30, 2001, including approximately 4,700 in the U.S. and 1,700 in the rest of the world. Approximately 350 of our U.S. employees are covered by collective bargaining agreements. Many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and an employees' council. Once national contracts are set, further negotiation may take place at the local level. Such negotiations may affect local operations. Our Danish subsidiary, Nunc A/S, was closed during the third quarter of 1998 for nine days as the result of the first national strike in Denmark since 1985. After the national strike was settled, Nunc A/S non-management employees struck for two days over local issues. All issues were resolved in a new contract with an original term ending in March 2000, which was then extended to March 2002.

Government Regulation

   Medical Devices. Certain of our products are medical devices that are subject to regulation by the FDA and by the counterpart agencies of the foreign countries where our products are sold. Some of the regulatory requirements of these foreign countries are more stringent than those applicable in the United States. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce and their advertising, labeling, packaging, marketing, distribution, and recordkeeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments, and many of our products are regulated as Class I or Class II medical devices. The FDA regularly inspects these facilities and operations.

   Environmental, Health and Safety. Our operations entail a number of environmentally sensitive production processes. Compliance with environmental laws and regulations, along with regulations relating to workplace safety, is a priority in our businesses. Our domestic facilities are subject to federal, state, and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions, and wastewater discharge. Our foreign facilities are subject to local laws and regulations regarding the environment. Our operations are also subject to regulation relating to workplace safety, both in the United States and abroad. Violations of any of these laws or regulations or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability.

Patents, Trademarks and Licenses

   Our products are sold under a variety of trademarks and trade names. We own or license all of the trademarks and trade names we believe to be material to the operation of our businesses, including the NALGE(R), NALGENE(R), NUNC(TM), SUPERFROST(R), COLORFROST(R), THERMOLYNE(R), BARNSTEAD(R), REMEL(R), RICHARD-ALLAN SCIENTIFIC(TM), ART(R), LAB-LINE(R), ABgene(R), KIMAX(R), and KIMBLE(R) trademarks, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. We also own various patents, employ various patented processes, and from time to time acquire licenses from owners of patents. In addition to trade secret, copyright, patent and trademark laws, we rely upon a combination of non-disclosure and other contractual agreements to protect our intellectual property rights. Except for the trademarks referred to above, we do not believe any single patent, trademark, or license is material to the operations of our business as a whole.

Raw Materials

   We purchase a wide range of raw materials and supplies from a number of suppliers, and except with respect to our supply of white glass, we do not rely on sole sources to any material extent. All of our white glass comes from a single source, our Electroverre, SA facility in Switzerland. In the event that Electroverre could not continue to supply the necessary white glass, we would have to seek alternative sources which could have a material effect on our clinical diagnostics business segment. We do not foresee any significant difficulty in obtaining necessary materials or supplies.

Risks Attendant to Foreign Operations

   We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--International Operations" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk--Foreign Exchange" for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

ITEM 2. Properties

   We currently lease or own over 3.4 million square feet worldwide. Typically, each of our subsidiaries maintains its own manufacturing, research and development, warehouse, and office space.

   The following table sets forth information regarding our principal properties by business segment. Properties with less than 20,000 square feet of building space have been omitted from this table.

   Subsidiary/location of facility   Building space and use     Owned or leased
   -------------------------------   ----------------------     ---------------

                                    Labware and Life Sciences

                                   300,000 sq.
                                   ft./manufacturing,
   Penfield, New York              warehouse and office             leased
                                   26,000 sq.
                                   ft./manufacturing,
   New Castle, Delaware            warehouse and office             leased
                                   21,000 sq. ft./warehouse
   Wiesbaden, Germany              and office                       leased
                                   103,000 sq.
                                   ft./manufacturing,
   Naperville, Illinois            warehouse and office              owned
                                   151,000 sq.
                                   ft./manufacturing,
   Roskilde, Denmark               warehouse and office              owned
   Ichikawa, Japan                 38,000 sq. ft./warehouse         leased
                                   44,000 sq.
                                   ft./manufacturing,
   Hudson, New Hampshire           warehouse and office             leased
   Otay, California                29,000 sq. ft./warehouse         leased
                                   38,000 sq. ft./office and
   Duluth, Georgia                 warehouse                        leased
                                   25,000 sq.
                                   ft./manufacturing,
   Tijuana, Mexico                 warehouse and office             leased
                                   74,000 sq.
                                   ft./manufacturing and
   San Diego, California           office                           leased
                                   24,000 sq. ft./warehouse
   Hereford, England               and office                       leased
                                   27,000 sq.
                                   ft./manufacturing,
   Portsmouth, New Hampshire       warehouse and office             leased
                                   70,000 sq.
                                   ft./manufacturing and
   Sunnyvale, California           office                           leased
                                   45,000 sq.
                                   ft./manufacturing, office
   Surrey, England                 and warehouse                    leased
                                   49,000 sq.
                                   ft./manufacturing, office
   Epsom, England                  and warehouse                    leased

                                      Clinical Diagnostics

                                   220,000 sq.
                                   ft./manufacturing,
   Rockwood, Tennessee             warehouse and office              owned
                                   151,000 sq.
                                   ft./manufacturing,
   Portsmouth, New Hampshire       warehouse and office             leased
                                   40,000 sq.
                                   ft./manufacturing,
   Braunschweig, Germany           warehouse and office              owned
                                   200,000 sq.
                                   ft./manufacturing,
   Romont, Switzerland             warehouse and office              owned
                                   23,000 sq.
                                   ft./manufacturing,
   Aguadilla, Puerto Rico          warehouse and office             leased
                                   80,000 sq.
                                   ft./manufacturing,
   Naugatuck, Connecticut          warehouse and office              owned
                                   28,000 sq.
                                   ft./manufacturing,
   Budapest, Hungary               warehouse and office              owned
                                   77,000 sq.
                                   ft./manufacturing,
   San Fernando, California        warehouse and office              owned
                                   22,000 sq.
                                   ft./manufacturing,
   Meiningen, Germany              warehouse and office              owned
                                   30,000 sq.
                                   ft./manufacturing,
   Holtsville, New York            warehouse and office              owned
                                   21,000 sq.
                                   ft./manufacturing and
   Baltimore, Maryland             office                           leased
                                   32,000 sq.
                                   ft./manufacturing,
   Wayne, New Jersey               warehouse and office             leased
                                   116,000 sq.
                                   ft./manufacturing,
   Kalamazoo, Michigan             warehouse and office             leased
                                   36,000 sq.
                                   ft./manufacturing,
   Plymouth, Massachusetts         warehouse and office             leased
                                   49,000sq.
                                   ft./manufacturing,
   Indianapolis, Indiana           warehouse and R & D              leased
                                   116,000 sq.
                                   ft./manufacturing and
   Lenexa, Kansas                  office                            owned
                                   63,000 sq. ft./warehouse
   Lenexa, Kansas                  and office                       leased
                                   24,000 sq.
                                   ft./manufacturing and
   Lake Charles, Louisiana         office                            owned
                                   25,000 sq.
                                   ft./manufacturing,
   Ramsey, Minnesota               warehouse and office             leased
                                   67,000 sq.
                                   ft./manufacturing,
   San Diego, California           warehouse, office and labs       leased
                                   109,000 sq.
                                   ft./manufacturing,
   Fremont, California             warehouse and office             leased
                                   26,000 sq.
                                   ft/manufacturing,
   Austin, Texas                   warehouse and office             leased
                                   69,000 sq.
                                   ft./manufacturing,
   East Providence, Rhode Island   warehouse and office             leased
                                   24,000 sq.
   Walldorf, Germany               ft./manufacturing                leased
                                   20,000 sq.
   Barcelona, Spain                ft./manufacturing                leased
                                   41,000
                                   sq.ft./manufacturing and
   Lake Forest, California         office                            owned

                                      Laboratory Equipment

                                   190,000 sq.
                                   ft./manufacturing and
   Dubuque, Iowa                   office                           leased
                                   117,000 sq.
                                   ft./manufacturing and
   Melrose Park, Illinois          office                            owned
                                   20,000 sq.
   West Paterson, New Jersey       ft./manufacturing                leased
                                   29,000 sq.
                                   ft./manufacturing,
   Southend-on-Sea, England        warehouse and office             leased

                                        Apogent Corporate
                                          Headquarters

   Portsmouth, New Hampshire       24,000 sq. ft./office            leased

   We consider our plants and equipment to be well maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand our facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our credit facilities described in Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3. Legal Proceedings

   A subsidiary of Apogent has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Our total contribution to date has been approximately $49,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. We are participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study, which will be used by the EPA to determine what remedy, if any, should be required at the site. A draft remedial investigation was submitted to the EPA in August 1999, and a draft baseline risk assessment was submitted in October 1999. After review of the draft remedial investigation, the EPA requested and obtained additional sampling work from the PRP group. The final remedial investigation was submitted in 2000, and the feasibility study is expected to be completed in 2002. Because the study, which involves extensive testing to characterize the existence, extent and nature of any contamination in order to determine potential remedies, has not yet been completed, an estimate of our potential liability cannot be made. Our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent; therefore, even though CERCLA does provide for joint and several liability, we believe that any ultimate liability will not have a material adverse effect on our results of operations or financial condition.

   Applied Biotech, Inc. ("ABI"), a subsidiary in our clinical diagnostics business segment, manufactures and supplies immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sells the tests to retailers who sell them over the counter to consumers. ABI supplies the product to Warner Lambert pursuant to a supply agreement which Warner Lambert claims requires ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. Conopco claims in the suit that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Conopco. ABI agreed to defend the lawsuit on behalf of Warner Lambert. In November 2000, the U.S. District Court granted a motion for summary judgment in favor of Warner Lambert and ABI, ruling that ABI's product does not infringe on the Conopco patents. Although Conopco has appealed the court's ruling, we believe the resolution of this lawsuit will not have a material adverse effect on our results of operations or financial condition. Additionally, another third party has contacted Warner Lambert regarding patents it holds which may apply to the Warner Lambert pregnancy test. Thus, Warner Lambert or ABI may in the future be subject to additional lawsuits by third parties for patent infringement with respect to these products. ABI believes it has meritorious defenses to these patents and will vigorously defend any such lawsuits against it, if brought.

   The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of our respective operations, or the operation of businesses divested in the 1980's for which certain subsidiaries may continue to have legal or contractual liability, including product liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety, and environmental claims and cases, some of which involve claims for substantial damages. We are vigorously defending lawsuits and other claims against us. Based upon the insurance available under our insurance program and the potential for liability with respect to the claims that are uninsured, we believe that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on our results of operations or financial condition. However, there can be no assurance that litigation having such a material adverse effect will not arise in the future. See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Factors."

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Registrant

   Set forth below is a complete list of the names, ages, positions and offices of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

          Name           Age                                Positions
          ----           ---                                ---------
Kenneth F. Yontz........  57 Chairman of the Board
Frank H. Jellinek,
 Jr. ...................  56 President and Chief Executive Officer
Jeffrey C. Leathe.......  45 Executive Vice President--Finance, Chief Financial Officer and Treasurer
Michael K. Bresson......  43 Executive Vice President--General Counsel and Secretary
Robert N. Griffin.......  62 Vice President, Regulatory Affairs and Quality Assurance
Gary J. Marmontello.....  56 Vice President, Human Resources
Verner Andersen.........  45 Group President, Labware and Life Sciences
Mark F. Stuppy..........  47 Group President, Clinical Consumables
Stephen K. Wiatt........  56 Group President, Industrial Glass Operations
Peter Scheu.............  36 Group President, Clinical Diagnostics
Duncan R. Ross..........  44 Group President, Laboratory Equipment
Yuh-geng Tsay...........  55 Group President, Immunoassay Diagnostics

   The following sets forth the principal occupations of the executive officers for the periods specified, as well as directorships of public companies.

   Mr. Yontz. Chairman of the Board since December 1987; President and Chief Executive Officer of the Company from 1987 to 2000; Director of Viasystems Group, Inc.; Chairman of the Board of Sybron Dental Specialties, Inc.

   Mr. Jellinek. Director, President and Chief Executive Officer since December 2000; Director, President and Chief Executive Officer of Sybron Laboratory Products Corporation ("SLP") from 1998 to 2000; President of Erie Scientific Company ("Erie") from 1975 to 1998; has from time to time held general management responsibilities for various businesses of Apogent's predecessor.

   Mr. Leathe. Executive Vice President--Finance, Chief Financial Officer and Treasurer since December 2000; Executive Vice President--Chief Financial Officer, and Treasurer of SLP from 1998 to 2000; Vice President, Chief Financial Officer, and Treasurer of Erie from 1990 to 1998.

   Mr. Bresson. Executive Vice President--General Counsel and Secretary since December 2000; Group Counsel of SLP from 1998 to 2000; Partner at the law firm of Quarles & Brady LLP from 1990 to 1998.

   Mr. Griffin. Vice President, Regulatory Affairs and Quality Assurance since December 2000; Vice President, Regulatory Affairs of SLP from 1998 to 2000; Director of Quality and Safety at Erie from prior to 1996 to 1998.

   Mr. Marmontello. Vice President, Human Resources since December 2000; Vice President, Human Resources of SLP from 1997 to 2000; Associate Director for the University System of New Hampshire prior to joining SLP.

   Mr. Andersen. Group President, Labware and Life Sciences since December 2000; SLP Group President, Labware and Life Sciences from 1999 to 2000; President of Nalge Nunc International Corporation ("NNI") from 1998 to 1999; Vice President/General Manager of North American Operations of NNI from 1995 to 1998.

   Mr. Stuppy. Group President, Clinical Consumables since April 2001; President of Erie since January 2001; Executive Vice President, Sales and Marketing, Clinical Products from 2000 to 2001; Executive Vice President of Sales & Marketing at SLP from 1998 to 2000; Vice President of Marketing at Erie from 1986 to 1998.

   Mr. Wiatt. Group President, Industrial Glass Operations since April 2001; Executive Vice President, Worldwide Glass Operations from 2000 to 2001; Executive Vice President, Worldwide Glass Operations of SLP from 1998 to 2000; Vice President of Manufacturing at Erie from 1978 to 1998.

   Mr. Scheu. Group President, Clinical Diagnostics since September 2001; President of Richard-Allan Scientific Company ("Richard-Allan") from 1997 to 2001; Executive Vice President of Richard-Allan from 1995 to 1997.

   Mr. Ross. Group President, Laboratory Equipment since September 2001; President of Barnstead Thermolyne Corporation ("B/T") since October 2000; Executive Vice President-Diagnostics of Sysmex Corporation of America from 1998 to 2000; Vice President, Sales and Marketing of Sysmex from prior to 1996 until 1998.

   Dr. Tsay. Group President, Immunoassay Diagnostics since December 2000; President of Microgenics Corporation since September 1999; President of Diagnostic Reagents, Inc. ("DRI") from 1991 to 1999.

   SLP, Erie, NNI, Richard-Allan, B/T, Microgenics Corporation, and DRI are subsidiaries of the Company.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Since our inception, we have not paid any cash dividends on our Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 8 to our consolidated financial statements contained in Item 8 of this Annual Report for a description of certain restrictions on our ability to pay cash dividends. Subject to such limitations, any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements. We have no current intention to pay cash dividends on our Common Stock.

   Based upon record ownership as of December 7, 2001, the number of holders of our Common Stock is 365.

   Our Common Stock trades on the NYSE under the symbol "AOT" ("SYB" prior to the Spin-Off). The market information set forth below for our two most recent fiscal years is based on NYSE sales prices and no adjustment has been made to reflect the distribution of SDS in which one share of SDS Common Stock (and the associated preferred stock purchase right) was distributed for each three shares of the Company's Common Stock held of record as of November 30, 2000. Our Common Stock began to trade regular way post-distribution on December 12, 2000.

                                                                 Common Stock
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
                                                                 (in dollars)
   Fiscal Year and Quarter
   2000
     1st Quarter..............................................  $27.813 $20.668
     2nd Quarter..............................................   29.313  21.375
     3rd Quarter..............................................   33.063  16.375
     4th Quarter..............................................   25.875  19.063

   2001
     1st Quarter through December 11, 2000*...................  $29.125 $18.952
     1st Quarter beginning December 12, 2000*.................   24.438  18.625
     2nd Quarter..............................................   22.050  17.875
     3rd Quarter..............................................   25.800  18.950
     4th Quarter..............................................   25.400  21.350

--------
* Our Spin-Off of SDS was completed on December 11, 2000, and our Common Stock began to trade regularly following the Spin-Off on December 12, 2000. Accordingly, market prices before the Spin-Off are not necessarily comparable to those after the Spin-Off.

 Private Offering of Convertible Contingent Debt Securities.

   On October 10, 2001, we issued and sold, in a private placement, $300 million of our 2.25% Senior Convertible Contingent Debt Securities ("CODES") due 2021. The CODES have an interest rate of 2.25% (subject to adjustment) and also pay contingent interest under certain circumstances. The CODES are convertible, subject to certain conditions, into Apogent Common Stock at a conversion rate of 32.7955 shares of Common Stock per $1,000 principal amount of CODES, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $30.49 per share. The CODES are guaranteed by our material U.S. subsidiaries.

   The CODES were sold to Lehman Brothers Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, ABN AMRO Rothschild LLC and UBS Warburg LLC as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering, and were offered and sold by the initial purchasers to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act. Pursuant to a resale registration rights agreement entered into in connection with the private offering, Apogent has agreed to file one or more shelf registration statements to permit the registered resale of the CODES, the guarantees and the Common Stock issuable upon conversion of the CODES.

   The aggregate offering price of the CODES was $300 million, 100% of the principal amount thereof. The purchase price paid to Apogent by the initial purchasers was the initial offering price less an underwriting discount of $7.5 million, 2.5% of the principal amount of the CODES.

   The net proceeds from the sale of the CODES were used to repay borrowings under the revolving credit facility under our bank credit agreement dated as of December 1, 2000, and for other general corporate purposes.

ITEM 6. Selected Financial Data

   The following table sets forth selected consolidated financial information for the five years in the period ended September 30, 2001. The consolidated data presented herein reflects the classification of the Company's former SDS subsidiary and its affiliates and the Company's former NPT subsidiary as discontinued operations. This selected financial information should be read in conjunction with our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

                            2001           2000          1999          1998         1997
                         ----------     ----------    ----------    ----------    --------
                              (in thousands, except for per share data)
Statement of Income
 Data:
Net sales............... $  984,465     $  863,575    $  715,037    $  557,762    $439,940
Income from continuing
 operations.............    109,871         86,724        77,411        52,122      47,045
Discontinued
 operations.............    (11,824)(b)     41,597(b)     47,965(b)     23,921(c)   41,493(b)
Income before
 extraordinary items....     98,047        128,321       125,376        76,043      88,538
Extraordinary items.....     (2,106)(a)        --         17,171(d)        --         (404)(a)
Net income..............     95,941        128,321       142,547        76,043      88,134
Earnings per share:
Basic earnings per
 common share from
 continuing operations..       1.04            .83(e)        .75           .51(e)      .47
Discontinued
 operations.............       (.11)           .40           .46           .23         .41
Extraordinary items.....       (.02)           --            .17           --          --
Basic earnings per
 common share...........        .91           1.23(e)       1.38           .74(e)      .88
Diluted earnings per
 common share from
 continuing operations..       1.02            .81(e)        .73           .49(e)      .45
Discontinued
 operations.............       (.11)           .39           .45           .23         .40
Extraordinary items.....       (.02)           --            .16           --          --
Diluted earnings per
 common share...........        .89           1.20(e)       1.34           .72(e)      .85

                                         As of September 30,
                         -----------------------------------------------------------------
                            2001           2000          1999          1998         1997
                         ----------     ----------    ----------    ----------    --------
                                            (in thousands)
Balance Sheet Data:
Net assets of
 discontinued
 operations............. $      --      $  152,970    $  155,595    $  129,508    $104,800
Total assets............  1,835,138      1,792,364     1,539,975     1,227,852     975,084
Loans and advances from
 SDS....................        --          77,762        56,777        29,088      55,176
Long-term debt..........    657,430        683,736       599,198       541,914     416,740
Shareholders' equity....    838,490        749,516       625,344       475,244     378,649

-------
(a) Amount resulted from the refinancing of our debt. See Note 8 to our consolidated financial statements contained in Item 8 of this Annual Report.

(b) Amounts resulted from the operations of NPT of $4,698 and $121 in 1997 and 1999, respectively, which was sold on March 31, 1999, and the operations of SDS and its affiliates of $36,795, $47,844 and $41,597 in 1997, 1999, and 2000, respectively, which became an unaffiliated company on December 11, 2000 as a result of the Spin-Off. For 2001, the Company included a net loss of $11,824 from discontinued operations. The net loss included transaction expenses related to the Spin-Off of $12,462. See Note 5 to our consolidated financial statements contained in Item 8 of this Annual Report.

(c) Amount includes an expense of $7,750 from the settlement of environmental litigation relating to a facility which was sold in 1983 as part of a discontinued operation, income of $3,848 from the operations of NPT, sold on March 31, 1999, and $27,823 from the operations of SDS and its affiliates, spun off on December 11, 2000.

(d) Amount represents gain on the March 31, 1999 sale of NPT.

(e) Includes a reduction for restructuring charges of $.05 and $.07 per basic and diluted common share in 1998 and 2000, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and Note 12 to our consolidated financial statements contained in Item 8 of this Annual Report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   We are a leading manufacturer and provider of value-added products under three business segments--labware and life sciences, clinical diagnostics, and laboratory equipment. Our fiscal year ends on September 30. We encourage you to review our consolidated financial statements, including the notes thereto, copies of which are included herein.

   On December 11, 2000, Apogent, then known as Sybron International Corporation, completed the Spin-Off ("Spin-Off") of its dental business as a separate publicly traded company. The Spin-Off was effected by way of a pro rata distribution of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. ("SDS") to Apogent's shareholders. SDS is now an independent public company operating what was Sybron's dental business. As a result of the Spin-Off, all historical financial data relating to the operations of SDS and its affiliates have been classified as discontinued operations.

Results of Operations

 Year Ended September 30, 2001 Compared to the Year Ended September 30, 2000

 Net Sales

                                               Fiscal   Fiscal   Dollar  Percent
                                                2001     2000    Change  Change
                                              -------- -------- -------- -------
                                                        (in thousands)
   Net Sales
     Clinical Diagnostics.................... $477,233 $413,565 $ 63,668  15.4%
     Labware and Life Sciences...............  400,823  347,437   53,386  15.4%
     Laboratory Equipment....................  106,409  102,573    3,836   3.7%
                                              -------- -------- --------
       Total Net Sales....................... $984,465 $863,575 $120,890  14.0%
                                              ======== ======== ========

   Overall Company. Net sales for the year ended September 30, 2001 increased by $120.9 million or 14% over fiscal 2000.

   Clinical Diagnostics. Increased net sales in the clinical diagnostics segment resulted primarily from: (a) net sales of products of acquired companies (approximately $44.6 million), (b) increased net sales of existing products (approximately $18.4 million), and (c) increased net sales of new products developed by us (approximately $6.2 million). Net sales were partially reduced by: (a) foreign currency fluctuations (approximately $3.2 million) and (b) price decreases (approximately $2.3 million.).

   Labware and Life Sciences. Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $26.8 million), (b) increased net sales of new products developed by us (approximately $17.6 million), (c) increased net sales of existing products (approximately $9.7 million), and (d) price increases (approximately $5.7 million). Net sales were partially reduced by foreign currency fluctuations (approximately $6.4 million).

   Laboratory Equipment. Increased net sales in the laboratory equipment segment resulted primarily from: (a) increased net sales of new products developed by us (approximately $3.9 million) and (b) price increases (approximately $2.3 million). Net sales were partially reduced by: (a) foreign currency fluctuations (approximately $0.5 million) and (b) decreased net sales of existing products (approximately $2.0 million).

 Gross Profit

                              Fiscal  Percent   Fiscal  Percent  Dollar  Percent
                               2001   of Sales   2000   of Sales Change  Change
                             -------- -------- -------- -------- ------- -------
                                               (in thousands)
   Gross Profit
     Clinical Diagnostics..  $228,009   47.8%  $199,571   48.3%  $28,438  14.2%
     Labware and Life
      Sciences.............   205,079   51.2%   179,019   51.5%   26,060  14.6%
     Laboratory Equipment..    45,188   42.5%    43,540   42.4%    1,648   3.8%
                             --------          --------          -------
       Total Gross Profit..  $478,276   48.6%  $422,130   48.9%  $56,146  13.3%
                             ========          ========          =======

   Overall Company. Gross profit for the year ended September 30, 2001 increased by $56.1 million or 13.3% over fiscal 2000.

   Clinical Diagnostics. Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) the effects of acquired companies (approximately $20.3 million), (b) product mix (approximately $9.9 million),
(c) the effects of new products (approximately $3.3 million), (d) increased volume (approximately $3.6 million), and (e) the 2000 Special Charges (which is defined below under the heading "Special Charges") (approximately $2.4 million). Gross profit was partially reduced by: (a) inventory adjustments (approximately $4.1 million), (b) increased manufacturing overhead (approximately $3.6 million), (c) price decreases (approximately $2.3 million), and (d) foreign currency fluctuations (approximately $1.1 million).

   Labware and Life Sciences. Increased gross profit in the labware and life sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $12.3 million), (b) the effects of new products (approximately $9.5 million), (c) price increases (approximately $5.8 million), (d) product mix (approximately $3.8 million), (e) increased volume (approximately $1.0 million), and (f) the 2000 Special Charges (approximately $1.8 million). Gross profit was partially reduced by: (a) foreign currency fluctuations (approximately $3.7 million), (b) increased manufacturing overhead (approximately $4.0 million), and (c) inventory adjustments (approximately $0.6 million).

   Laboratory Equipment. Increased gross profit in the laboratory equipment segment resulted primarily from: (a) price increases (approximately $2.4 million), (b) the effects of new products (approximately $1.7 million), (c) product mix (approximately $0.1 million), and (d) the 2000 Special Charges (approximately $0.1 million). Gross profit was partially reduced by: (a) inventory adjustments (approximately $1.0 million), (b) decreased volume (approximately $0.9 million), (c) increased manufacturing overhead (approximately $0.6 million), and (d) foreign currency fluctuations (approximately $0.2 million).

 Selling, General and Administrative Expenses

                                            Fiscal   Fiscal  Dollar   Percent
                                             2001     2000   Change   Change
                                           -------- -------- -------  -------
                                                    (in thousands)
   Selling, General and Administrative
    Expenses
     Clinical Diagnostics................. $109,566 $ 96,706 $12,860    13.3 %
     Labware and Life Sciences............  114,685  100,365  14,320    14.3 %
     Laboratory Equipment.................   23,045   22,316     729     3.3 %
                                           -------- -------- -------
       Subtotal...........................  247,296  219,387  27,909    12.7 %
     Corporate Office.....................    6,264    9,754  (3,490)  (35.8)%
                                           -------- -------- -------
       Total Selling, General and
        Administrative Expenses........... $253,560 $229,141 $24,419    10.7 %
                                           ======== ======== =======

   Overall Company. Selling, general and administrative expenses for the year ended September 30, 2001 increased by $24.4 million or 10.7% from fiscal 2000.

   Clinical Diagnostics. Increased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from: (a) acquired businesses (approximately $4.5 million), (b) marketing expenses (approximately $6.2 million), (c) general and administrative expenses (approximately $2.4 million), and (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $3.2 million). Selling, general and administrative expenses were partially reduced by: (a) foreign currency fluctuations (approximately $0.7 million), (b) research and development expenses (approximately $0.6 million), and (c) the 2000 Special Charges (approximately $2.2 million).

   Labware and Life Sciences. Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) acquired businesses (approximately $11.9 million), (b) general and administrative expenses (approximately $2.2 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.9 million), (d) marketing expenses (approximately $0.6 million), and (e) research and development expense (approximately $0.5 million). Selling, general and administrative expenses were partially reduced by: (a) foreign currency fluctuations (approximately $0.3 million) and (b) the 2000 Special Charges (approximately $1.5 million).

   Laboratory Equipment. Increased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) general and administrative expenses (approximately $0.5 million) and
(b) research and development expenses (approximately $0.9 million). Selling, general and administrative expenses were partially reduced by: (a) foreign currency fluctuations (approximately $0.1 million) and (b) the 2000 Special Charges (approximately $0.6 million).

   Corporate Office. Decreased general and administrative expenses at the corporate office resulted primarily from: (a) the 2000 Special Charges (approximately $1.7 million) and (b) a decrease in expenses as a result of the closure of our Milwaukee, Wisconsin corporate office (approximately $1.6 million).

 Special Charges

   Results for the year ended September 30, 2001 include a charge of approximately $0.6 million ($0.4 million after tax) relating to adjustments made to the 2000 restructuring accrual, consisting of additional severance. This charge is included in the corporate office selling, general and administrative expenses.

 Operating Income

                                             Fiscal    Fiscal   Dollar  Percent
                                              2001      2000    Change  Change
                                            --------  --------  ------- -------
                                                     (in thousands)
   Operating Income
     Clinical Diagnostics.................. $118,446  $102,506  $15,940   15.6 %
     Labware and Life Sciences.............   90,388    79,095   11,293   14.3 %
     Laboratory Equipment..................   22,146    21,142    1,004    4.7 %
                                            --------  --------  -------
       Subtotal............................  230,980   202,743   28,237   13.9 %
     Corporate Office......................   (6,264)   (9,754)   3,490  (35.8)%
                                            --------  --------  -------
       Total Operating Income.............. $224,716  $192,989  $31,727   16.4 %
                                            ========  ========  =======

   As a result of the foregoing, operating income for the year ended September 30, 2001 increased by $31.7 million or 16.4% over fiscal 2000.

 Interest Expense

   Interest expense was $48.7 million for 2001 and 2000.

 Other Income

   Other income for 2001 was $5.3 million, an increase of $4.0 million over 2000. The increase resulted primarily from the gain on the sale of assets of $4.1 million during the second quarter of fiscal 2001.

 Income Taxes

   Taxes on income from continuing operations for 2001 were $70.9 million, an increase of $13.3 million from 2000. The increase resulted primarily from increased taxable earnings.

 Income from Continuing Operations Before Extraordinary Items

   As a result of the foregoing, for 2001, income from continuing operations was $109.9 million as compared to $86.7 million in 2000.

 Discontinued Operations

   Losses from discontinued operations were $11.8 million (net of income taxes of $0.4 million) for 2001, as compared to income of $41.6 million (net of income tax of $28.3 million) in 2000. The 2001 loss from discontinued operations resulted from transaction expenses relating to the Spin-Off of approximately $12.4 million offset by the operating results of SDS (through December 11, 2000) of $0.6 million.

 Extraordinary Items

   As a result of the December 2000 debt refinancing and the April 2001 issuance of our 8% Senior Notes due 2011, we wrote off deferred financing costs of approximately $3.5 million that related to prior debt agreements. This was recorded as an extraordinary item of $2.1 million, net of income taxes.

 Net Income

   As a result of the foregoing, we had net income of $95.9 million for 2001, as compared to net income of $128.3 million for 2000.

 Depreciation and Amortization

   Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses, and other expense. Depreciation expense and amortization expense increased $11.5 million for 2001 due to additional depreciation and amortization from goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.

 Impact of Recently Issued Accounting Standards

   In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment.

   We were required to adopt the provisions of Statement 141 effective July 1, 2001, and elected to adopt Statement 142 effective October 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 continued to be amortized prior to the adoption of Statement 142.

   At September 30, 2001, we had unamortized goodwill and unamortized identifiable intangible assets in the amount of $950.9 million and $189.5 million, respectively, all of which is subject to the transition provisions of Statements 141 and 142. At this time it is not practical to estimate the impact of the adoption of both statements on us. However, any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

   On August 16, 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard will apply to the Company effective October 1, 2002. The Company is currently reviewing the impact of this provision.

   On October 3, 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaced FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The primary objectives of this project were to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of Statement 144 will apply to the Company effective October 1, 2002. The Company is currently reviewing the impact of these provisions.

   Year Ended September 30, 2000 Compared to the Year Ended September 30, 1999

 Net Sales

                                             Fiscal   Fiscal   Dollar   Percent
                                              2000     1999    Change   Change
                                            -------- -------- --------  -------
                                                      (in thousands)
   Net Sales
     Clinical Diagnostics.................. $413,565 $342,529 $ 71,036   20.7 %
     Labware and Life Sciences.............  347,437  268,788   78,649   29.3 %
     Laboratory Equipment..................  102,573  103,720   (1,147)  (1.1)%
                                            -------- -------- --------
       Total Net Sales..................... $863,575 $715,037 $148,538   20.8 %
                                            ======== ======== ========

   Overall Company. Net sales for the year ended September 30, 2000 increased by $148.5 million or 20.8% from 1999.

   Clinical Diagnostics. Increased net sales in the clinical diagnostics segment resulted primarily from: (a) net sales of products of acquired companies (approximately $60.1 million), (b) price increases (approximately

$6.3 million), (c) increased net sales of existing products (approximately $3.9 million), and (d) increased net sales of new products developed by us (approximately $3.9 million). Increased net sales were partially offset by foreign currency fluctuations (approximately $3.1 million).

   Labware and Life Sciences. Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $65.4 million), (b) increased net sales of existing products (approximately $8.9 million), (c) increased net sales of new products developed by us (approximately $4.1 million), and (d) price increases (approximately $3.0 million). Increased net sales were partially offset by foreign currency fluctuations (approximately $2.7 million).

   Laboratory Equipment. Decreased net sales in the laboratory equipment segment resulted primarily from: (a) decreased net sales of existing products (approximately $4.4 million) and (b) foreign currency fluctuations (approximately $0.2 million). Decreased net sales were partially offset by:
(a) net sales of new products developed by us (approximately $2.1 million),
(b) price increases (approximately $1.1 million), and (c) net sales of products of acquired companies (approximately $0.1 million).

 Gross Profit

                              Fiscal  Percent   Fiscal  Percent  Dollar   Percent
                               2000   of Sales   1999   of Sales Change   Change
                             -------- -------- -------- -------- -------  -------
                                               (in thousands)
   Gross Profit
     Clinical Diagnostics..  $199,571   48.3%  $160,357   46.8%  $39,214   24.5 %
     Labware and Life
      Sciences.............   179,019   51.5%   136,018   50.6%   43,001   31.6 %
     Laboratory Equipment..    43,540   42.4%    45,583   43.9%   (2,043)  (4.5)%
                             --------          --------          -------
       Total Gross Profit..  $422,130   48.9%  $341,958   47.8%  $80,172   23.4 %
                             ========          ========          =======

   Overall Company. Gross profit for the year ended September 30, 2000 increased by $80.2 million or 23.4% from 1999.

   Clinical Diagnostics. Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) the effects of acquired companies (approximately $31.2 million), (b) a favorable product mix (approximately $7.4 million), (c) price increases (approximately $6.3 million), (d) increased volume (approximately $1.3 million), and (e) inventory adjustments (approximately $0.4 million). Gross profit was partially reduced by:
(a) increased manufacturing overhead (approximately $7.3 million), (b) foreign currency fluctuations (approximately $0.6 million), and (c) the 2000 Special Charges (approximately $2.4 million).

   Labware and Life Sciences. Increased gross profit in the labware and life sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $36.2 million), (b) increased volume (approximately $7.2 million), (c) a favorable product mix (approximately $4.6 million), (d) price increases (approximately $3.0 million), (e) foreign currency fluctuations (approximately $1.0 million), and (f) inventory adjustments (approximately $1.1 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $7.8 million) and (b) the 2000 Special Charges (approximately $1.8 million).

   Laboratory Equipment. Increased gross profit in the laboratory equipment segment resulted primarily from: (a) price increases (approximately $1.1 million), (b) a favorable product mix (approximately $0.5 million), and (c) the effects of acquired companies (approximately $0.2 million). Gross profit was partially reduced by: (a) reduced volume (approximately $1.2 million), (b) increased manufacturing overhead (approximately $0.1 million), (c) the 2000 Special Charges (approximately $0.1 million), and (d) foreign currency fluctuations (approximately $0.1 million).

 Selling, General and Administrative Expenses

                                               Fiscal   Fiscal  Dollar  Percent
                                                2000     1999   Change  Change
                                              -------- -------- ------- -------
                                                       (in thousands)
Selling, General and Administrative Expenses
  Clinical Diagnostics....................... $ 96,706 $ 75,030 $21,676  28.9%
  Labware and Life Sciences..................  100,365   68,600  31,765  46.3%
  Laboratory Equipment.......................   22,316   21,950     366   1.7%
                                              -------- -------- -------
    Subtotal.................................  219,387  165,580  53,807  32.5%
  Corporate Office...........................    9,754    7,252   2,502  34.5%
                                              -------- -------- -------
    Total Selling, General and Administrative
     Expenses................................ $229,141 $172,832 $56,309  32.6%
                                              ======== ======== =======

   Overall Company. Selling, general and administrative expenses for the year ended September 30, 2000 increased by $56.3 million or 32.6% from 1999.

   Clinical Diagnostics. Increased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from: (a) acquired businesses (approximately $13.0 million), (b) increased marketing expenses (approximately $4.4 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $5.6 million), and (d) the 2000 Special Charges (approximately $2.2 million). Selling, general and administrative expenses were partially reduced by: (a) a reduction in general and administrative expenses (approximately $2.3 million),
(b) favorable foreign currency fluctuations (approximately $0.8 million), and
(c) decreased research and development expenses (approximately $0.6 million).

   Labware and Life Sciences. Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) acquired businesses (approximately $19.9 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $6.2 million), (c) increased marketing expenses (approximately $4.3 million), (d) the 2000 Special Charges (approximately $1.3 million), and (e) increased general and administrative expenses (approximately $1.2 million). Selling, general and administrative expenses were partially reduced by favorable foreign currency fluctuations (approximately $1.2 million).

   Laboratory Equipment. Increased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) acquired businesses (approximately $0.5 million), (b) the 2000 Special Charges (approximately $0.5 million), (c) increased research and development expenses (approximately $0.3 million), and (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.2 million). Selling, general and administrative expenses were partially reduced by: (a) decreased marketing expenses (approximately $0.8 million) and (b) decreased general and administrative expenses (approximately $0.2 million).

   Corporate Office. Increased general and administrative expenses at the corporate office resulted primarily from: (a) the 2000 Special Charges (approximately $1.7 million), (b) a decrease in expenses charged to SDS as a result of a decrease in domestic sales at SDS in proportion to the domestic sales of Apogent (approximately $1.3 million), and (c) an increase in legal and professional fees (approximately $0.3 million). Selling, general and administrative expenses were partially reduced by a reduction in employee compensation and benefits (approximately $0.8 million).

 Special Charges

   Our results for 2000 include charges of approximately $11.3 million ($7.5 million after tax) with respect to the restructuring of various parts of our business. These charges relate primarily to restructured staffing (approximately $5.5 million), operating location rationalization (approximately $2.7 million), product rationalization (approximately $2.1 million), and a tax expense from the restructuring of our U.K. operations

(approximately $1.0 million). Of these charges approximately $7.4 million will be cash expenditures. Through September 30, 2001, approximately $5.9 million has been paid. These charges are referred to as the "2000 Special Charges." The actions related to the 2000 Special Charges are expected to eliminate annual costs of approximately $6.6 million. Savings were projected to result from: (a) reduced salaries and related expenses as a result of consolidating our CASCO operations with our Microgenics operation, a reduction of workforce at NNI Naperville facility, and the elimination of corporate personnel in Milwaukee (approximately $5.6 million); (b) the consolidation of several facilities, including those of CASCO, NNI Biotech, and Naperville (approximately $0.8 million); and (c) the elimination of product lines that were either duplicative or no longer meet management's profitability expectations (approximately $0.2 million). We do not anticipate, and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

   Our results for 1999 include a charge of approximately $0.3 million ($0.2 million after tax) relating to adjustments made to the 1998 restructuring reserve, consisting of additional severance. This charge is referred to herein as the "1999 Special Charge." All historical financial data relating to SDS and its affiliates and NPT, which was sold in 1999, have been classified as discontinued operations.

 Operating Income

                                            Fiscal    Fiscal   Dollar   Percent
                                             2000      1999    Change   Change
                                           --------  --------  -------  -------
                                                    (in thousands)
   Operating Income
     Clinical Diagnostics................. $102,506  $ 87,587  $14,919   17.0 %
     Labware and Life Sciences............   79,095    67,404   11,691   17.3 %
     Laboratory Equipment.................   21,142    21,387     (245)  (1.1)%
                                           --------  --------  -------
       Subtotal...........................  202,743   176,378   26,365   14.9 %
     Corporate Office.....................   (9,754)   (7,252)  (2,502)  34.5 %
                                           --------  --------  -------
       Total Operating Income............. $192,989  $169,126  $23,863   14.1 %
                                           ========  ========  =======

   As a result of the foregoing, operating income in 2000 increased by 14.1% or $23.9 million over operating income in 1999.

 Interest Expense

   Interest expense was $48.7 million in 2000, an increase of $8.6 million from 1999. The increase resulted from higher average debt balances resulting primarily from funding acquisitions and increased interest rates in 2000.

 Income Taxes

   Taxes on income from continuing operations were $57.6 million, an increase of $7.6 million from 1999. The increase resulted primarily from increased taxable earnings.

 Income From Continuing Operations Before Extraordinary Item

   As a result of the foregoing we had net income from continuing operations of $86.7 million in 2000, as compared to $77.4 million in 1999.

 Discontinued Operations

   Income from discontinued operations was $41.6 million in 2000, a decrease of $6.4 million from income of $48.0 million in 1999. The decrease in income from discontinued operations resulted primarily from restructuring charges incurred at SDS in 2000 of approximately $5.9 million, net of tax.

 Extraordinary Item

   Income from an extraordinary item decreased by $17.2 million and related to a non-recurring gain on the sale of NPT in 1999.

 Net Income

   As a result of the foregoing, we had net income of $128.3 million in 2000, as compared to net income of $142.5 million in 1999.

 Depreciation and Amortization

   Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses, and other expense. Depreciation and amortization increased $17.6 million in 2000 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

2001 Acquisitions

   We maintain an active program of developing and marketing both new products and product line extensions. We believe that new product introductions are important to the ability of our operating subsidiaries to maintain their competitive positions. We have also pursued numerous acquisition opportunities. Acquisitions completed in 2001 were as follows:

                                  Approximate
                               Annual Sales Prior  Acquisition
            Company              to Acquisition        Date             Description
            -------            ------------------  -----------          -----------
                                 (in thousands)
 Clinical Diagnostics
 Vacuum Process Technology,         $ 3,977       November 2000  Designer and
  Inc........................                                    manufacturer of
                                                                 precision film optical
                                                                 coating equipment used
                                                                 to manufacture optically
                                                                 motivated product for a
                                                                 variety of markets.

 Disposable Glass Culture           $ 5,800       April 2001     Disposable glass culture
  Tube Business of                                               tubes used in a variety
  Kimble Glass Inc...........                                    of general laboratory
                                                                 applications, including
                                                                 blood collection, blood
                                                                 banking, urinalysis and
                                                                 certain cell culture
                                                                 procedures.

 Innovative Diagnostics,            $ 1,300       July 2001      Distributor of clinical
 Inc.........................                                    chemistry controls.

 Medtek Diagnostics LLC......       $   220       July 2001      Latex agglutination
                                                                 product line.

 Disposable Glass Pasteur           $ 2,000       August 2001    Disposable glass Pasteur
  Pipette and Perfume Sampler                                    pipette and perfume
  Vial Product Line of Kimble                                    sampler product lines.
  Glass, Inc.................

 Daniel Mirror Company.......       $ 6,800       September 2001 Manufacturer of
                                                                 specialized "cut to
                                                                 order" mirrors.

 Labware and Life Sciences
 BioRobotics Group Limited...       $10,500       March 2001     Designer and
                                                                 manufacturer of
                                                                 automated
                                                                 instrumentation
                                                                 solutions used in
                                                                 functional genomics.

                                    Approximate
                                 Annual Sales Prior Acquisition
              Company              to Acquisition      Date           Description
              -------            ------------------ -----------       -----------
                                   (in thousands)
   Advanced Biotechnologies           $21,500       April 2001  Manufacturer of a
    Limited....................                                 comprehensive range of
                                                                molecular biology
                                                                reagents and special
                                                                plastic consumables for
                                                                the life sciences
                                                                market.

   Mosaic Technologies, Inc....       $ 1,400       July 2001   Developer and
                                                                manufacturer of solid
                                                                phase DNA amplification
                                                                technology.

   Chromotography Vial Product        $ 7,200       August 2001 Chromatography vial
    Line of Kimble Glass,                                       product line including
    Inc........................                                 vial inserts and
                                                                accessories.

Special Charges

   Our results for 2001 include a charge of approximately $0.6 million ($0.4 million after tax) relating to adjustments made to the 2000 restructuring reserve (discussed below), consisting of additional severance. All historical financial data relating to SDS and its affiliates have been reclassified to discontinued operations.

   Our results for 2000 include charges of approximately $11.3 million ($7.5 million after tax) with respect to the restructuring of various parts of our business. These charges relate primarily to restructured staffing (approximately $5.5 million), operating location rationalization (approximately $2.7 million), product rationalization (approximately $2.1 million), and a tax expense from the restructuring of our U.K. operations (approximately $1.0 million). These charges are referred to as the "2000 Special Charges." Savings were projected to result from: (a) reduced salaries and related expenses as a result of consolidating our CASCO operations with our Microgenics operation, a reduction of workforce at NNI's Naperville facility, and the elimination of corporate personnel in Milwaukee (approximately $5.6 million); (b) the consolidation of several facilities, including those of CASCO, NNI Biotech, and Naperville (approximately $0.8 million); and (c) the elimination of product lines that are either duplicative or no longer meet management's profitability expectations (approximately $0.2 million). We do not anticipate, and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

   Our results for 1999 include a charge of approximately $0.3 million ($0.2 million after tax) relating to adjustments made to the 1998 restructuring reserve, consisting of additional severance. This charge is referred to herein as the "1999 Special Charge." All historical financial data relating to SDS and its affiliates and NPT, which was sold in 1999, have been classified as discontinued operations.

   Our results for 1998 contain charges with respect to the restructuring of our laboratory group. These charges are collectively referred to herein as the "1998 Special Charges," and together with the 1999 Special Charge and the 2000 Special Charges, are referred to as the "Special Charges."

   The 1998 Special Charges totaled $8.5 million ($5.4 million after tax) and consisted of items relating to the realignment of our laboratory subsidiaries under Sybron Laboratory Products Corporation ("SLP"). This restructuring charge consisted primarily of severance expenditures associated with the consolidation of certain functions, the restructuring of sales and marketing activities, and costs associated with exiting certain product lines. In 1999, an additional $0.3 million was added to this reserve as an adjustment to original severance estimates. We expect no additional adjustments to this reserve. Approximately $3.9 million of these charges are cash expenditures of which $1.0 million was paid in 1998, $2.0 was paid in 1999, $0.7 million was paid in 2000, and the remaining $0.2 million was paid in 2001.

   These actions eliminated annual costs of approximately $5.3 million. The savings at SLP were revised from the original estimate of $6.1 million to eliminate savings associated with the discontinued operations of NPT. Savings at SLP were projected to result from: (a) reduced salaries and related expenses associated with the elimination of duplicative sales, marketing and administrative personnel at Nalge Nunc International (approximately $2.5 million); (b) reduced salaries and related expenses from consolidating sales, marketing and administrative personnel at Remel Inc. and Alexon Trend (approximately $1.2 million); (c) reduced salaries and related expenses associated with eliminating duplicative sales personnel due to product line consolidation at Owl Separation Systems, Inc. (approximately $0.7 million);
(d) reduced salaries and related expenses associated with eliminating duplicative sales, information systems and marketing personnel at Barnstead Thermolyne Corporation (approximately $0.5 million); and (e) reduced salaries and related expenses associated with eliminating duplicative sales and administrative functions at other SLP locations (approximately $0.4 million).

   The Company has achieved actual savings in line with these expectations. We do not anticipate, and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

   Activity related to the 2000 Special Charges and its components are as follows:

                                             Fixed     Lease    Shut down
                         Severance Inventory Assets Commitments   Costs    Tax
                            (a)       (b)      (b)      (c)        (c)      (d)  Other  Total
                         --------- --------- ------ ----------- --------- ------ ----- -------
                                                    (in thousands)
2000 Restructuring
 charge.................  $5,500    $2,100   $1,000    $500       $300    $1,000 $900  $11,300
2000 Cash payments......   1,100       --       --       --         --       --    --    1,100
2000 Non-cash charges...     --      2,100    1,000      --         --       --   800    3,900
                          ------    ------   ------    ----       ----    ------ ----  -------
September 30, 2000
 balance................  $4,400    $  --    $  --     $500       $300    $1,000 $100  $ 6,300
Adjustments (e).........     600                                                           600
2001 Cash payments......   3,800       --       --      200        200     1,000   --    5,200
2001 Non-cash charges...     --                          --        100       --   100      200
                          ------    ------   ------    ----       ----    ------ ----  -------
September 30, 2001
 balance................  $1,200    $  --    $  --     $300       $ --    $  --  $ --  $ 1,500
                          ======    ======   ======    ====       ====    ====== ====  =======

--------
(a) Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of September 30, 2001, all employees had been terminated as a result of the restructuring plan.

(b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(c) Amount represents lease payments and shut down costs on exited facilities.

(d) Amount represents income tax expense associated with the restructuring of our U.K. operations.

(e) Amount represents an increase in the severance costs for 16 employees (primarily corporate personnel).
    These employees are included in the total 151 terminated employees referenced above.

   The Company expects to make future cash payments of approximately $1,500 in fiscal 2002 and beyond.

   Activity related to the 1998 Special Charges since June 30, 1998 and its components are as follows:

                                      Lease   Inventory Fixed
                           Severance Payments Write-off Assets Goodwill
                              (a)       (b)      (c)      (c)     (d)   Total
                           --------- -------- --------- ------ -------- ------
                                             (in thousands)
1998 Restructuring
 Charge...................  $3,400     $200    $1,800   $1,000  $2,100  $8,500
1998 Cash Payments........     900      100       --       --      --    1,000
1998 Non-Cash Charges.....      --       --     1,800    1,000   2,100   4,900
                            ------     ----    ------   ------  ------  ------
September 30, 1998
 balance..................  $2,500     $100    $  --    $  --   $  --   $2,600
1999 Cash Payments........   1,900      100       --       --      --    2,000
Adjustments (a)...........     300       --       --       --      --      300
                            ------     ----    ------   ------  ------  ------
September 30, 1999
 balance..................  $  900     $ --    $  --    $  --   $  --   $  900
2000 Cash Payments........     700       --       --       --      --      700
                            ------     ----    ------   ------  ------  ------
September 30, 2000
 balance..................  $  200     $ --    $  --    $  --   $  --   $  200
2001 Cash payments........     200       --       --       --      --      200
                            ------     ----    ------   ------  ------  ------
September 30, 2001
 balance..................  $  --      $ --    $  --    $  --   $  --   $  --
                            ======     ====    ======   ======  ======  ======

--------
(a) Amount represents severance and termination costs for approximately 65 terminated employees (primarily sales and marketing personnel). As of September 30, 2001, all employees had been terminated as a result of the
    restructuring plan. An adjustment of approximately $    300 was made in the
    third quarter of fiscal 1999 to adjust the accrual primarily representing under accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination. No additional employees will be terminated under this restructuring plan.
(b) Amount represents lease payments on exited facilities.

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

International Operations

   Our U.S. subsidiaries have approximately 76% of our assets and generated approximately 95% of our income from continuing operations for the fiscal year ended September 30, 2001, with the balance attributable to our foreign subsidiaries. Portions of our sales, income and cash flows from both domestic and foreign subsidiaries are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

   From time to time we may employ currency hedges to mitigate the effect of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. Two foreign currency hedges aggregating $33.6 million were in place as of September 30, 2001.

   The following table sets forth our domestic sales and sales outside the United States in fiscal 2001, 2000, and 1999, respectively.

                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (in thousands)
   Domestic net sales................................ $727,310 $643,188 $543,846
   International net sales...........................  257,155  220,387  171,191
                                                      -------- -------- --------
     Total net sales................................. $984,465 $863,575 $715,037
                                                      ======== ======== ========

Liquidity and Capital Resources

   As a result of the acquisition of our predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with accounting principles generally accepted in the United States. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets, net of amortization, increased by approximately $132 million in 2001, primarily as a result of continued acquisition activity.

   Our capital requirements arise principally from indebtedness incurred in connection with the permanent financing for the 1987 acquisition and our subsequent refinancings, our obligation to pay rent under the Sale/Leaseback facility (as defined herein), our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, and the periodic expansion of physical facilities. It is currently our intent to continue to pursue our acquisition strategy.

   Approximately $182.2 million of cash was generated from operating activities in 2001, an increase of $65.6 million or 56.3% from 2000. Non-cash depreciation and amortization charged against net income increased approximately $11.5 million for 2001. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $9.5 million for 2001, or an increase in cash flow of $37.6 million, as compared to $47.1 million in cash outflow for 2000. These changes are set forth in detail in the Consolidated Statements of Cash Flows. Although working capital decreased in 2001, the increase in certain working capital accounts throughout 2001 is attributable to the higher level of business activity as reflected in our increased sales.

   Investing activities in 2001 used approximately $157.6 million of cash. Decreased cash outflow used in investing activities as compared to 2000 resulted primarily from an decrease in net payments for businesses acquired of approximately $43.6 million, and increase in the proceeds from sales of property, plant and equipment of $11.5 million, offset in part by an increase in capital expenditures of $10.4 million, and a decrease in net payments from SDS of $11.7 million.

   Financing activities used approximately $30.5 million of cash. Proceeds from long-term debt relating to acquisitions of $79.9 million were offset by the payments made on the Revolving Credit Facilities in excess of proceeds of $47.9 million and payments made on prior acquisition debt of $6 million. In addition, we paid down a further $51.0 million on the Term Loan Facilities above the results of the December 2000 refinancing and April 2001 bond issuance (discussed below). Financing fees of $6.7 million were paid in connection with the December 2000 refinancing and April 2001 bond issuance.

   Prior to the Spin-Off, we were a party to a credit agreement (the "Old Credit Agreement") with The Chase Manhattan Bank ("Chase") and certain other lenders. On December 1, 2000, we entered into a new credit agreement (the "Credit Agreement") with Chase and certain other lenders providing for a term loan facility of $300 million (the "Term Loan Facility") due in a single payment on December 1, 2005, and a revolving credit facility of up to $500 million for a period of up to five years (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). On December 11, 2000, we borrowed approximately $563.0 million under the Credit Facilities and together with funds aggregating $375.0 million ($307.1 million, the amount equal to the outstanding amounts under the Old Credit Facilities attributable to SDS on December 11, 2000 including accrued interest plus a cash dividend of $67.9 million from SDS to us), used such funds to repay all of the outstanding amounts under the Old Credit Facilities, aggregating $938.0 million (including accrued interest).

   On April 4, 2001, we issued $325 million of unsecured senior notes in a private placement with exchange and registration rights, and in August we completed a registered exchange of the privately placed notes for similar notes that had been registered with the SEC. We used the proceeds from the issuance to repay all of our Term Loan Facility ($300 million) and a portion of our Revolving Credit Facility. The notes were offered at a discount of approximately $1.5 million. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. Interest accrues from April 4, 2001. The notes are redeemable by us at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the notes, the form of which is an exhibit to the related indenture dated as of April 4,
2001) plus 35 basis points, plus accrued interest to the date of redemption. These notes are guaranteed by our material U.S. subsidiaries, which also guarantee our obligations under our bank credit facility.

   On October 10, 2001, we issued $300 million of senior convertible contingent debt securities (CODES) in a private placement with registration rights. The CODES have an interest rate of 2.25% (subject to adjustment) and also pay contingent interest under certain circumstances. Interest is payable on April 15 and October 15 of each year, beginning April 15, 2002. They will mature on October 15, 2021. The CODES are convertible, subject to certain conditions, into Apogent Common Stock at a price of $30.49 per share, subject to adjustment. We may redeem some or all of the CODES on or after October 20, 2004. The holders may require us to purchase all or a portion of the CODES outstanding on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Our material U.S. subsidiaries guarantee Apogent's obligations under the CODES. We used the proceeds from the issuance to repay the outstanding balance on our Revolving Credit Facility in full, and for general corporate purposes. We have promised to file one or more registration statements with the SEC to register resales of the Codes, the guarantees and the Common Stock issuable upon conversion of the CODES by the beneficial owners thereof.

European Economic Monetary Unit

   On January 1, 1999, eleven of the European Union countries (including one country in which we have material operations) adopted the Euro as their single currency. At that time, a fixed exchange rate was established between the Euro and the individual countries' existing currencies (the "legacy currencies"). The Euro trades on currency exchanges and is available for non-cash transactions. Following the introduction of the Euro, the legacy currencies will remain legal tender in the participating countries during a transition period from January 1, 1999 through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions.

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

 Our holding company structure increases financial risks.

   We are organized as a holding company, with all of our net sales generated through our subsidiaries. Approximately 18% of our net sales and 7% of our operating cash flow for 2001 were from foreign subsidiaries. Consequently, our operating cash flow and ability to service indebtedness depend in part upon the operating cash flow of our foreign subsidiaries and the payment of funds by them to us in the form of loans, dividends or otherwise. Their ability to pay dividends and make loans, advances and other payments to us depends upon statutory or other contractual restrictions that apply, which may include requirements to maintain minimum levels of working capital and other assets.

 Our international operations pose currency and other risks.

   We have significant operations outside the United States, where a significant portion of our revenue is generated. We are therefore subject to risk factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost of our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Our sales were reduced by $10.1 million and $6 million in 2001 and 2000, respectively, by the impact of currency fluctuations. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries that have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with an economic downturn in other countries. In addition, world events can increase the volatility of the currency markets, and such volatility could affect our financial results.

 Our failure to keep pace with the technological demands of our customers or with the products and services offered by our competitors could significantly harm our business.

   Some of the industries served by our products are characterized by rapid technological changes and new product introductions. Some of our competitors may invest more heavily in research or product development than we do. Successful new product offerings depend upon a number of factors, including our ability to:

  .  accurately anticipate customer needs;

  .  innovate and develop new technologies and applications;

  .  successfully commercialize new products in a timely manner;

  . price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

  .  differentiate our offerings from those of our competitors.

   If we do not introduce new products in a timely manner and make enhancements to meet the changing needs of our customers, some of our products could become obsolete over time, in which case our customer relationships, revenue, and operating results would suffer.

 Our operating results may suffer if the industries into which we sell our products are in downward cycles.

   Some of the industries and markets into which we sell our products are cyclical. Any significant downturn in our customers' markets or in general economic conditions could result in reduced demand for our products and could harm our business.

 Future acquisitions may not be available or may create transitional challenges.

   A significant portion of our growth over the past several years has been achieved through our acquisition program. Our rate of continued growth is therefore subject to factors affecting our ability to continue pursuing our current acquisition strategy and to be successful with that strategy. These factors include the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates, our ability to realize the synergies expected to result from acquisitions, our ability to retain key personnel in connection with acquisitions and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

 We may incur restructuring or impairment charges that would reduce our earnings.

   We have in the past and may in the future restructure some of our operations. In such circumstances, we may take actions that would result in a charge and reduce our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products and reduce our staff. These restructurings may be implemented to improve the operations of recently acquired subsidiaries as well as subsidiaries that have been part of our operations for many years. Our historical financial results as discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" include special charges related to restructuring activities of approximately $11.3 million and $8.5 million in fiscal years 2000 and 1998, respectively. As a result of adjustments to prior restructuring reserves, we incurred special charges of $0.6 million and $0.3 million for 2001 and 1999, respectively. Additionally, on October 1, 2001 we adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. This will require us to perform a transitional assessment for possible impairment as of October 1, 2001. We have not quantified the impact of adopting this standard.

 We rely heavily upon sales to key distributors and original equipment manufacturers, and could lose sales if any of them stop doing business with us.

   Our three most significant distributors represent a significant portion of our revenues. For example, sales to Fisher Scientific, VWR Scientific, and Allegiance Healthcare Corporation accounted for approximately 12%, 10%, and 6% of revenues in fiscal 2001, respectively. Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience softness in their sales or make alternate sourcing decisions. We rely primarily upon the long-standing and mutually beneficial nature of our relationships with our key distributors, rather than on contractual rights, to protect these relationships. Volatility in end-user demand can also arise with large OEM customers to whom we sell directly. The loss of a substantial contract could adversely affect our business. Sales to our OEM customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

 We could be injured by disruptions of our manufacturing operations.

   We rely upon our manufacturing operations to produce most of the products we sell. Any significant disruption of those operations for any reason, such as strikes, labor disputes or other labor unrest, power interruptions, fire, war, or other force majuere, could adversely affect our sales and customer relationships and therefore adversely affect our business. In particular, the supply of white glass, which is used in our clinical diagnostics segment's worldwide manufacturing operations, comes solely from our glass manufacturing facility in Switzerland. Risks include delays encountered in connection with the periodic rebuilding of the sheet glass furnace or furnace malfunctions. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices.

 The success of many of our products depends on the effectiveness of our patents, trademarks, and licenses to defend our intellectual property rights.

   Our success with many of our products depends, in part, on our ability to protect our current and future innovative products and to defend our intellectual property rights. Our subsidiaries' products are sold under a variety of trademarks and trade names. They own or license all of the trademarks and trade names we believe to be material to the operation of their businesses. We also rely upon a combination of non-disclosure and other contractual agreements and trade secret, copyright, patent, and trademark laws to protect our intellectual property rights. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. If we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours.

 We could be hurt by product liability claims or other litigation.

   Our business is subject to the risks of claims involving our products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims. Although we currently maintain insurance against some of these risks, uninsured losses could occur.

 Our business is subject to regulatory risks.

   Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks. In the future, some of our products may be affected by the passage of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of approvals needed to sell one or more of our products.

 Some of our products are affected by general levels of insurance and reimbursement.

   The demand for and pricing of some of our products can be affected by changing levels of public and private health care budgets, including reimbursement by private or governmental insurance programs.

 We could be harmed by the loss of key management.

   The success of our operations depends in significant part upon the experience and expertise of our management team, both within Apogent and in our operating subsidiaries. Any loss of these key personnel could harm our business.

 Our recent separation from SDS poses a potential tax sharing and indemnification risk.

   We recently spun off the dental businesses now owned by SDS. We and SDS each agreed to indemnify the other with respect to certain indebtedness, liabilities, and obligations, including potential tax liabilities if future transactions change the tax treatment of the Spin-Off. Our ability to collect on these indemnities from SDS, if applicable, depends upon the future financial strength of SDS.

 We sometimes experience quarterly variations in our operating results.

   Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, timing of acquisitions, distribution and OEM customer issues, and other factors listed here. All these factors make it difficult to predict operating results for any particular period.

 Other risks may arise.

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

Foreign Exchange

   We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. At September 30, 2001 we had two outstanding foreign currency options. Both options were entered into in March 2001 to hedge against the effect of fluctuations in foreign exchange rates on two notes issued in British Pounds. The options of $11.5 million GBP and $11.75 million GBP have maturity dates approximating those of the notes, of July 31, 2002 and July 2003, respectively. Both options were priced at $0.69 GBP. These options are accounted for as a fair value hedge. At September 30, 2000 we had no outstanding foreign currency options. Our foreign currency exposure exists primarily in the British Pound and Danish Krone versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. The purpose of our foreign currency hedging activities is to protect against risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates and the effect of related changes on payments on long-term debt denominated in foreign currencies. Recognized gains or losses on foreign currency contracts entered into to hedge long-term debt are recorded as "other income." We did not enter into any other foreign currency options to hedge our exposure from operations in fiscal 2001.

Interest Rates

   From time to time, we use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the prime rate as publicly announced by The Chase Manhattan Bank and the Eurodollar Rate. As of October 10, 2001, we had no floating rate debt outstanding. See
Note 18 of the accompanying financial statements.

   On December 11, 2000, due to the extinguishment of debt, interest rate swaps previously designated as cash flow hedges ceased to meet hedge criteria under SFAS 133 as modified by SFAS 138. The approximate fair value of the interest rate swaps on December 11, 2000 was $1.7 million. The Company sold these interest rate swaps on December 12, 2000 for approximately $1.7 million and realized a gain of $1.1 million (net of tax). Upon the sale of the interest rate swaps, the Company reduced the unrealized gain recorded at October 1, 2000 in other comprehensive income to reflect the fair market value net of tax on the date of sale. Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment of yield interest expense of the Credit Facilities over the remaining term of the interest rate contract. For the period December 12, 2000 through September 30, 2001 the Company recognized a gain of $619, net of tax.

   In addition to the aforementioned swaps, on September 29, 1999, the Company entered into a securities lending agreement in which we purchased a United States Treasury Bond ("Treasury") with a par value of $50 million, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company lent the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company has received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. This securities lending transaction is related to the Company's consistent hedging policy by fixing $50.0 million of its floating rate debt. For a period of five years the Company is obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus 0.75%. Thereafter, the Company is required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate shall not exceed the federal funds rate in effect as of the day of determination plus 0.25%) and the Company receives all distributions on or in respect to the Treasury.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           APOGENT TECHNOLOGIES INC.

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................   35

Consolidated Balance Sheets as of September 30, 2001 and 2000............   36

Consolidated Statements of Income for the years ended September 30, 2001,
 2000, and 1999..........................................................   37

Consolidated Statements of Shareholders' Equity for the years ended
 September 30, 2001, 2000, and 1999......................................   38

Consolidated Statements of Cash Flows for the years ended September 30,
 2001, 2000, and 1999....................................................   39

Notes to Consolidated Financial Statements...............................   40

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Apogent Technologies, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Apogent Technologies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogent Technologies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
November 9, 2001

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                                                        (In thousands except
                                                         share and per share
                                                                data)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................ $    9,192  $   12,411
  Accounts receivable (less allowance for doubtful
   accounts of $3,975 and $4,041 in 2001and 2000,
   respectively).......................................    183,278     173,585
  Inventories..........................................    167,436     141,779
  Deferred income taxes................................     13,046      13,226
  Net assets held for discountinued operations.........        --      152,970
  Prepaid expenses and other current assets............     20,985      16,564
                                                        ----------  ----------
    Total current assets...............................    393,937     510,535
  Available for sale security..........................     55,072      54,444
  Property, plant and equipment, net...................    223,687     208,094
  Intangible assets....................................  1,140,334   1,008,153
  Deferred income taxes................................      6,147       7,870
  Other assets.........................................     15,961       3,268
                                                        ----------  ----------
    Total assets....................................... $1,835,138  $1,792,364
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable..................................... $   53,822  $   51,899
  Advances and loans from SDS..........................        --       77,762
  Current portion of long-term debt....................     73,642      34,327
  Income taxes payable.................................     38,747      16,604
  Accrued payroll and employee benefits................     33,236      30,509
  Accrued interest expense.............................     15,292       4,849
  Restructuring reserve................................      1,552       5,609
  Deferred income taxes................................        911         807
  Other current liabilities............................     26,364      18,773
                                                        ----------  ----------
    Total current liabilities..........................    243,566     241,139
  Long-term debt.......................................    583,788     649,409
  Securities lending agreement.........................     55,072      54,444
  Deferred income taxes................................    107,220      93,048
  Other liabilities....................................      7,002       4,808
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
   20,000,000 shares...................................        --          --
  Common stock, $0.01 par value; authorized 250,000,000
   shares, issued 105,875,768 and 105,191,692 shares in
   2001 and 2000, respectively; 105,875,548 outstanding
   and 105,191,472 shares in 2001 and 2000
   respectively........................................      1,059       1,052
  Equity rights, 50 rights at $1.09 per right in 2001
   and 2000 ...........................................        --          --
  Additional paid-in capital...........................    254,637     271,739
  Retained earnings....................................    627,642     531,701
  Accumulated other comprehensive income...............    (44,848)    (54,976)
  Treasury common stock, 220 shares at cost in 2001 and
   2000................................................        --          --
                                                        ----------  ----------
    Total shareholders' equity.........................    838,490     749,516
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $1,835,138  $1,792,364
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended September 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                   (In thousands except per
                                                         share data)
Net sales.......................................  $984,465  $863,575  $715,037
Cost of sales:
  Cost of products sold.........................   505,559   436,508   372,528
  Restructuring charge..........................       --      4,413       --
  Depreciation of purchase accounting
   adjustments..................................       630       524       551
                                                  --------  --------  --------
    Total cost of sales.........................   506,189   441,445   373,079
                                                  --------  --------  --------
    Gross profit................................   478,276   422,130   341,958
Selling, general and administrative expenses....   208,305   186,418   147,883
Restructuring charge............................       583     5,840       245
Depreciation and amortization of purchase
 accounting adjustments.........................    44,672    36,883    24,704
                                                  --------  --------  --------
    Total selling, general and administrative
     adjustments................................   253,560   229,141   172,832
                                                  --------  --------  --------
    Operating income............................   224,716   192,989   169,126
Other income (expense):
  Interest expense..............................   (48,698)  (48,684)  (40,073)
  Interest expense--SDS.........................       --       (766)   (1,151)
  Amortization of deferred financing fees.......      (563)     (533)     (224)
  Other, net....................................     5,284     1,319      (286)
                                                  --------  --------  --------
Income from continuing operations before income
 taxes and extraordinary items..................   180,739   144,325   127,392
Income taxes....................................    70,868    57,601    49,981
                                                  --------  --------  --------
Income from continuing operations before
 extraordinary items............................   109,871    86,724    77,411
Discontinued operations (net of income tax
 expense of $435, $28,339, and $30,930).........   (11,824)   41,597    47,965
                                                  --------  --------  --------
Income before extraordinary items...............    98,047   128,321   125,376
Extraordinary items
  Loss from early extinguishment of debt (net of
   income tax benefit of $1,359)................    (2,106)      --        --
  Gain on sale of discontinued operations (net
   of income tax expense of $15,828)............       --        --     17,171
                                                  --------  --------  --------
Net income......................................  $ 95,941  $128,321  $142,547
                                                  ========  ========  ========
Basic earnings per common share from continuing
 operations.....................................  $   1.04  $   0.83  $   0.75
Discontinued operations.........................     (0.11)     0.40      0.46
Extraordinary items.............................     (0.02)      --       0.17
                                                  --------  --------  --------
Basic earnings per common share.................  $   0.91  $   1.23  $   1.38
                                                  ========  ========  ========
Diluted earning per common share from continuing
 operations.....................................  $   1.02  $   0.81  $   0.73
Discontinued operations.........................     (0.11)     0.39      0.45
Extraordinary items.............................     (0.02)      --       0.16
                                                  --------  --------  --------
Diluted earnings per common share...............  $   0.89  $   1.20  $   1.34
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Accumulated
                                        Additional              Other     Treasury    Total
                          Common Equity  Paid-In   Retained Comprehensive  Common  Sharholders'
                          Stock  Rights  Capital   Earnings    Income      Stock      Equity
                          ------ ------ ---------- -------- ------------- -------- ------------
                                            (In thousands except share data)
Balance at September 30,
 1998...................  $1,029 $ --    $234,070  $260,833   $(20,688)    $ --      $475,244
Comprehensive income:
 Net income.............     --    --         --    142,547        --        --       142,547
 Translation
  adjustment............     --    --         --        --      (9,905)      --        (9,905)
 Unrealized gain on
  security available for
  sale..................     --    --         --        --         266       --           266
                          ------ -----   --------  --------   --------     -----     --------
Total comprehensive
 income.................     --    --         --    142,547     (9,639)      --       132,908
Shares issued in
 connection with
 1,121,421 stock
 options................      11   --      10,680       --         --        --        10,691
Tax benefit related to
 stock options..........     --    --       6,501       --         --        --         6,501
                          ------ -----   --------  --------   --------     -----     --------
Balance at September 30,
 1999...................   1,040   --     251,251   403,380    (30,327)      --       625,344
Comprehensive income:
 Net income.............     --    --         --    128,321        --        --       128,321
 Translation
  adjustment............     --    --         --        --     (26,773)      --       (26,773)
 Unrealized gain on
  security available for
  sale..................     --    --         --        --       2,124       --         2,124
                          ------ -----   --------  --------   --------     -----     --------
Total comprehensive
 income.................     --    --         --    128,321    (24,649)      --       103,672
Shares issued in
 connection with
 1,167,775 stock
 options................      12   --      12,587       --         --        --        12,599
Tax benefit related to
 stock options..........     --    --       7,901       --         --        --         7,901
                          ------ -----   --------  --------   --------     -----     --------
Balance at September 30,
 2000...................   1,052   --     271,739   531,701    (54,976)      --       749,516
Comprehensive income:
 Cumulative effect of
  accounting change for
  cash flow hedge, net
  of tax effect of
  $1,687................     --    --         --        --       2,530       --         2,530
 Net income.............     --    --         --     95,941        --        --        95,941
 Translation
  adjustment............     --    --         --        --      (3,611)      --        (3,611)
 Adjustment to interest
  rate swap agreements
  upon sale, net of tax
  benefit of $984.......     --    --         --        --      (1,475)      --        (1,475)
 Amortization of gain on
  sale of interest rate
  swaps, net of tax
  benefit of $413.......     --    --         --        --        (619)      --          (619)
 Unrealized gain on
  security available for
  sale, net of tax
  effect of $251........     --    --         --        --         377                    377
                          ------ -----   --------  --------   --------     -----     --------
Total comprehensive
 income.................     --    --         --     95,941     (2,798)      --        93,143
Shares issued in
 connection with stock
 options................       7   --       6,624       --         --        --         6,631
Tax benefit related to
 stock options..........     --    --       3,301       --         --        --         3,301
Distribution of the
 equity of Sybron Dental
 Specialties, Inc. on
 December 11, 2000, net
 of dividends of
 $142,880...............     --    --     (27,027)      --      12,926       --       (14,101)
                          ------ -----   --------  --------   --------     -----     --------
Balance at September 30,
 2001...................  $1,059 $ --    $254,637  $627,642   $(44,848)    $ --      $838,490
                          ------ -----   --------  --------   --------     -----     --------

          See accompanying notes to consolidated financial statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended September 30,
                                                  -------------------------------
                                                    2001       2000       1999
                                                  ---------  ---------  ---------
                                                         (In thousands)
Cash flows from operating activities:
 Net income...................................... $  95,941  $ 128,321  $ 142,547
 Adjustments to reconcile net income to net cash
  provided by operating activities
  Discontinued operations........................    11,824    (41,597)   (47,965)
  Depreciation...................................    33,411     29,336     24,105
  Amortization...................................    44,672     37,251     24,890
  (Gain) loss on sale of property, plant and
   equipment.....................................    (4,784)        79        (39)
  Provision for losses on doubtful accounts......        (7)       863        907
  Inventory provisions...........................     4,604       (833)       706
  Deferred income taxes..........................     3,954     10,258     17,876
  Extraordinary items............................     2,106        --     (17,171)
  Changes in assets and liabilities, net of
   effects of businesses acquired:
   Increase in accounts receivable...............      (981)   (15,537)   (19,817)
   Increase in inventories.......................   (28,935)    (7,248)   (12,646)
   (Increase) decrease in prepaid expenses and
    other current assets.........................    (3,956)    (7,200)     4,627
   (Decrease) increase in accounts payable.......    (2,096)      (294)     2,436
   Increase (decrease) in income taxes payable...    24,334     (1,768)    (1,269)
   Increase (decrease) in other current
    liabilities..................................    15,623     (6,211)    (5,812)
   Increase (decrease) in accrued payroll and
    employee benefits............................       578     (4,993)     7,212
   (Decrease) increase in restructuring reserve..    (5,164)     1,744     (7,036)
   Net change in other assets and liabilities....    (8,950)    (5,627)     1,551
                                                  ---------  ---------  ---------
     Net cash provided by operating activities...   182,174    116,544    115,102
                                                  ---------  ---------  ---------
Cash flows from investing activities:
 Capital expenditures............................   (52,901)   (42,493)   (29,920)
 Securities purchased............................       --         --     (50,461)
 Proceeds from sales of property, plant and
  equipment......................................    12,457        924        945
 Proceeds from sale of NPT.......................       --      (2,600)    85,841
 Dividends received from SDS.....................    67,900     58,512     36,483
 Capital contributions paid to SDS...............    (4,623)   (21,399)   (16,210)
 Net change in advances and loans to SDS.........    (2,782)    20,985     27,689
 Distribution of the net equity of SDS...........   (14,101)       --         --
 Net payment for businesses acquired.............  (163,519)  (207,153)  (249,923)
                                                  ---------  ---------  ---------
   Net cash used in investing activities.........  (157,569)  (193,224)  (195,556)
                                                  ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from long-term debt....................   703,448        --     180,000
 Principal payments on long-term debt............  (681,854)      (450)   (66,770)
 Securities lending agreement....................       --         --      50,461
 Proceeds from the exercise of stock options.....     6,631     12,599     10,691
 Financing fees paid.............................    (6,721)       --      (4,163)
 Proceeds from revolving credit facility.........   454,560    332,640    351,060
 Principal payments on revolving credit
  facility.......................................  (502,460)  (274,320)  (448,980)
 Other financing activities......................    (4,118)     7,190      6,093
                                                  ---------  ---------  ---------
   Net cash (used in) provided by financing
    activities...................................   (30,514)    77,659     78,392
                                                  ---------  ---------  ---------
Effect of exchange rate changes on cash and cash
 equivalents.....................................     2,690       (969)      (146)
                                                  ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents.....................................    (3,219)        10     (2,208)
Cash and cash equivalents at beginning of year...    12,411     12,401     14,609
                                                  ---------  ---------  ---------
Cash and cash equivalents at end of year......... $   9,192  $  12,411  $  12,401
                                                  =========  =========  =========
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
 Interest........................................ $  37,132  $  55,833  $  41,718
                                                  ---------  ---------  ---------
 Income taxes.................................... $  43,070  $  42,412  $  32,431
                                                  =========  =========  =========
Capital lease obligations incurred............... $     104  $      25  $     457
                                                  =========  =========  =========

          See accompanying notes to consolidated financial statements

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands except share and per share data)

1. Summary of Significant Accounting Policies

   The subsidiaries of Apogent are leading manufacturers of value-added products for the laboratory market in the United States and abroad. The Company's subsidiaries manufacture products for the clinical diagnostics, labware and life Sciences, and laboratory equipment business segments.

   On November 8, 2000, Sybron International Corporation (which subsequently changed its name to Apogent Technologies Inc.) announced that it had declared a pro rata distribution to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) (the "Distribution"). On December 11, 2000, shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. common stock for every three shares of Sybron International common stock they owned as of the record date. Sybron Dental Specialties, Inc. owns all of the outstanding stock of Sybron Dental Management, Inc., formerly named Sybron Dental Specialties, Inc. Prior to the Distribution, Sybron Dental Management, Inc. was a direct wholly-owned subsidiary of the Company and operated the Company's dental business. Immediately prior to the Distribution, the Company contributed all of the stock of Sybron Dental Management, Inc. to Sybron Dental Specialties, Inc. As used in these Notes to the Consolidated Financial Statements, the term "SDS" means Sybron Dental Management, Inc. (formerly known as Sybron Dental Specialties, Inc.) for the periods prior to the Distribution, and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the Distribution.

   On January 31, 2001, the name of the Company was changed from Sybron International Corporation to Apogent Technologies Inc.

 (a) Principles of Consolidation and Fiscal Year End

   The consolidated financial statements reflect the accounts of Apogent Technologies Inc. and its subsidiaries. The term "Company" or "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries and their respective predecessors, unless the context otherwise requires. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on September 30. The fiscal years ended September 30, 2001, 2000, and 1999 are hereinafter referred to as "2001," "2000," and "1999," respectively. On December 11, 2000 and March 31, 1999, respectively, the Company completed the Distribution and sold Nalge Process Technologies Group, Inc. ("NPT") (the "NPT Sale"). The net assets and results of operations of SDS and NPT have been presented as discontinued operations in all years presented herein. Dollar references throughout these footnotes are in thousands, except per share amounts or as otherwise indicated.

 (b) Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

 (c) Inventories

   Inventories are stated at the lower of cost or market. Elements of cost included in inventories are: raw materials, direct labor, manufacturing overhead (which includes indirect labor, fringe benefits, consumable supplies, depreciation of production equipment, and tooling). Certain domestic inventories of approximately $57,698 and $50,854 at September 30, 2001 and 2000, respectively, are valued on the last-in, first-out (LIFO) method. The remaining inventories are valued on the first-in, first-out (FIFO) method.

 (d) Securities

   When securities are purchased they are classified as held-to-maturity, available for sale, or trading securities. Held to maturity securities are those that the Company has the positive intent and ability to hold until maturity.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Trading securities are those purchased and held with the intent to sell in the near term. Available for sale securities include debt securities that are held for an indefinite period but are neither held to maturity nor trading securities. At September 30, 2001 and 2000, the Company held a U.S. Treasury Bond classified as an available for sale security. Available for sale securities are reported at fair market value. Unrealized gains and losses for this security are included in comprehensive income as a separate component of shareholders' equity.

 (e) Property, Plant and Equipment

   Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (5 to 45 years for land improvements, buildings and building improvements, and 3 to 12 years for machinery and equipment) using the straight-line method. The Company assesses the recoverability of assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

 (f) Intangible Assets

   Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess costs over net asset values acquired (goodwill) are amortized over 10 to 40 years; proprietary technology, trademarks, customer lists, and other intangibles are amortized over 12 to 20 years, 5 to 40 years, 7 to 40 years, and 1 to 40 years, respectively. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible assets balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized intangible assets will not be recovered, an adjustment would be made to reduce the net intangible assets to fair value. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. No adjustments were made to goodwill or intangible assets in 2001 or 2000.

 (g) Revenue Recognition

   The Company recognizes revenue upon shipment of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and collectibility of the sales price is reasonably assured. A large portion of the Company's sales are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed.

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

 (i) Research and Development Costs

   Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Research and development costs for 2001, 2000, and 1999 were approximately $20,858, $18,302, and $12,562, respectively.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

 (j) Foreign Currency Translation

   The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translations are included in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction gains for 2001, 2000, and 1999 were approximately $177, $1,306, and $403, respectively.

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

                                                        2001    2000    1999
                                                       ------- ------- -------
                                                           (in thousands)
   Basic.............................................. 105,517 104,570 103,412
   Effect of assumed conversion of employee stock
    options...........................................   2,555   2,233   3,158
                                                       ------- ------- -------
   Diluted............................................ 108,072 106,803 106,570
                                                       ======= ======= =======

   Options to purchase 1,568,845 shares of common stock at prices ranging from $22.24 to $24.51 per share were outstanding during a portion of 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2011, were still outstanding at the end of fiscal year 2001.

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

 (m) Deferred Financing Fees

   Deferred financing fees are capitalized and amortized as a separate component of other expense over the lifre of the related debt agreements.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   (n) Advertising Costs

   Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $5,415, $6,014, and $5,730 in 2001, 2000, and 1999, respectively.

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

   (p) Derivative Financial Instruments

   In the normal course of business, we manage risks associated with foreign exchange and interest rates through a variety of strategies, including the use of hedging transactions, executed in accordance with our policies. Our hedging transactions include, but are not limited to, the use of derivative instruments. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. We do not use derivative instruments for trading or speculative purposes.

   The Company uses interest rate swaps, from time to time, to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in other current assets or other current liabilities.

   The Company, from time to time, enters foreign currency options to hedge the exposure from adverse changes in foreign currency rates. In March 2001, we entered into two foreign currency options to hedge against the effect of fluctuations in foreign exchange rates on two notes issued in British Pounds. The options of $11,500 GBP and $11,750 GBP have maturity dates approximating those of the notes, of July 31, 2002 and July 2003, respectively. Both options were priced at $0.69 GBP. These options are accounted for as a fair value hedge. All changes in the underlying values are reflected in net income. At September 30, 2000 there were no outstanding foreign currency options. The purpose of the Company's foreign currency hedging activities is to protect against risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates and the effect of related changes on payments on long-term debt denominated in foreign currencies. Recognized gains or losses on foreign currency option contracts entered into to hedge sales are recorded as "net sales." Recognized gains or losses on foreign currency contracts entered into to hedge long-term debt are recorded as "other income." The Company has not entered into any foreign currency options to hedge against exposure from operations in fiscal 2001.

   On October 1, 2000, the Company adopted Financial Accounting Standard Board Opinions No. 133 ("SFAS 133") as modified by FASB Opinion No. 138. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. They require the recognition of all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. At October 1, 2000, the Company had no freestanding derivatives in place other than interest rate swaps used to hedge variable rate long-term debt and had no material embedded derivatives. As a result, the swaps are

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES recorded on the balance sheet as an asset at fair value with the corresponding gain or loss recorded in other comprehensive income beginning October 1, 2000. The impact on other comprehensive income upon adoption of the standard was an unrealized gain, net of tax, of approximately $2,530.

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

 (r) Reclassifications

   Certain reclassifications to prior year balances have been made to conform with current year presentations.

2. Business and Credit Concentrations

   Many of the Company's products are sold through major distributors, two of which have exceeded 10% of the Company's consolidated net sales in prior years. These distributors accounted for 12.3% and 9.5%, respectively, of the Company's net sales in 2001, for 13.9% and 9.7%, respectively, of the Company's net sales in 2000, and 14.9% and 10.7%, respectively, of the Company's net sales in 1999. Accounts receivable from these distributors comprised approximately 10.6% and 10.7%, respectively, of the outstanding consolidated accounts receivable balances at September 30, 2001 and approximately 15.8% and 8.6%, respectively, of the outstanding consolidated accounts receivable balances at September 30, 2000.

3. Inventories

   Inventories at September 30, 2001 and 2000 consist of the following:

                                                               2001      2000
                                                             --------- --------
   Raw materials and supplies............................... $  84,802 $ 59,178
   Work in process..........................................    25,974   29,848
   Finished goods...........................................    56,660   52,753
                                                             --------- --------
                                                             $ 167,436 $141,779
                                                             ========= ========

   The Company uses the last-in, first-out (LIFO) method to value inventory at certain subsidiaries. Inventories would have been $7,573 and $4,262 higher at September 30, 2001 and 2000, respectively, if the first-in, first-out method
(FIFO) had been used.

   During 2000, quantities of inventory valued on a LIFO basis were consumed. This resulted in the liquidation of LIFO inventories valued at lower prevailing costs when such LIFO quantities were originally acquired in prior years. If these LIFO quantities had not been consumed, but replenished with the quantities valued at current costs, net income in 2000 would have been decreased by approximately $125 and would have had no impact on either basic or diluted earnings per share. No such events occurred in 2001 and 1999.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

4. Income Taxes

   Total income tax expense (benefit) for the years ended September 30, 2001, 2000, and 1999 is allocated as follows:

                                                       2001     2000     1999
                                                      -------  -------  -------
   Income from continuing operations................  $70,868  $57,601  $49,981
   Extraordinary items..............................   (1,359)     --    15,828
   Discontinued operations..........................      435   28,339   30,930
   Shareholders' equity for unrealized gain on
    security available for sale.....................      251   (1,420)    (173)
   Shareholders' equity for cumulative effect of
    accounting changes for cash flow hedge..........    1,687      --       --
   Shareholders' equity for interest rate swap
    agreements......................................   (1,397)     --       --
   Shareholders' equity for compensation expense for
    tax purposes in excess of amounts recognized for
    financial reporting purposes....................   (3,301)  (7,901)  (6,501)
                                                      -------  -------  -------
                                                      $67,184  $76,619  $90,065
                                                      =======  =======  =======

   Income tax expense (benefit) attributable to income from continuing operations of:

                                                      Current  Deferred  Total
                                                      -------- -------- -------
   Year ended September 30, 2001:
     U.S., state and local..........................  $ 57,654 $ 3,296  $60,950
     Foreign........................................     9,260     658    9,918
                                                      -------- -------  -------
                                                      $ 66,914 $ 3,954  $70,868
                                                      ======== =======  =======
   Year ended September 30, 2000:
     U.S., state and local..........................  $ 42,664 $ 8,401  $51,065
     Foreign........................................     4,679   1,857    6,536
                                                      -------- -------  -------
                                                      $ 47,343 $10,258  $57,601
                                                      ======== =======  =======
   Year ended September 30, 1999:
     U.S., state and local..........................  $ 30,294 $14,700  $44,994
     Foreign........................................     1,811   3,176    4,987
                                                      -------- -------  -------
                                                       $32,105 $17,876  $49,981
                                                      ======== =======  =======

   The domestic and foreign components of income from continuing operations before income taxes, discontinued operations and extraordinary items are as follows:

                                                      2001     2000     1999
                                                    -------- -------- --------
   United States................................... $149,946 $123,422 $111,930
   Foreign.........................................   30,793   20,903   15,462
                                                    -------- -------- --------
   Income before income taxes, discontinued
    operations and extraordinary items............. $180,739 $144,325 $127,392
                                                    ======== ======== ========

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   Income tax expense attributable to income from continuing operations was $70,868, $57,601, and $49,981 and in 2001, 2000, and 1999, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from continuing operations before income taxes, discontinued operations and extraordinary items in 2001, 2000, and 1999 as a result of the following:

                                                      2001     2000     1999
                                                     -------  -------  -------
   Computed "expected" tax expense.................. $63,259  $50,514  $44,587
   Increase (reduction) in income taxes resulting
    from:
   Change in beginning of year valuation allowance
    for deferred tax assets allocated to income tax
    expense.........................................              (21)    (277)
   Amortization of goodwill.........................   4,255    3,931    2,332
   State and local income taxes, net of Federal
    income tax benefit..............................   6,286    3,898    3,077
   Foreign income taxed at rates lower than U.S.
    Federal income..................................    (860)    (836)    (561)
   Foreign tax credits utilized in excess of U.S.
    tax on foreign earnings.........................              205      512
   Other, net.......................................  (2,072)     (90)     311
                                                     -------  -------  -------
                                                     $70,868  $57,601  $49,981
                                                     =======  =======  =======

   The significant components of deferred income tax benefit attributable to income from continuing operations for 2001, 2000, and 1999 are as follows:

                                                        2001   2000    1999
                                                       ------ ------- -------
   Deferred tax (benefit)/expense (exclusive of the
    effects of other components listed below)........  $3,651 $10,038 $18,388
   Increase (decrease) in the valuation allowance for
    deferred tax assets..............................     303     220    (512)
                                                       ------ ------- -------
                                                       $3,954 $10,258 $17,876
                                                       ====== ======= =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below.

                                                            2001       2000
                                                          ---------  --------
   Deferred tax assets:
   Inventories........................................... $   5,143  $  3,560
   Compensation..........................................     2,369     2,679
   Sale/Leaseback........................................     4,427     4,531
   Employee benefits.....................................       826     1,979
   Net operating loss carryforwards......................     1,414     1,111
   Warranty and other accruals...........................     6,428     8,347
                                                          ---------  --------
     Total gross deferred tax assets.....................    20,607    22,207
     Less valuation allowance............................    (1,414)   (1,111)
                                                          ---------  --------
     Net deferred tax assets.............................    19,193    21,096
                                                          ---------  --------
   Deferred tax liabilities:
   Depreciation..........................................   (16,338)  (16,928)
   Purchase accounting...................................   (88,818)  (74,474)
   Unrealized appreciation on securities available for
    sale.................................................    (2,029)   (1,593)
   Other.................................................      (946)     (860)
                                                          ---------  --------
     Total deferred tax liabilities......................  (108,131)  (93,855)
                                                          ---------  --------
     Net deferred tax liability.......................... $ (88,938) $(72,759)
                                                          =========  ========

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   The change in the net deferred tax liability contains $11,974 and $251 of deferred tax liabilities related to acquisitions and the unrealized appreciation on securities available-for-sale. The valuation allowance for deferred tax assets as of October 1, 1999 was $891. The net change in the total valuation allowance for the years ended September 30, 2001 and 2000 was an increase of $303 and $220, respectively. The valuation allowance relates primarily to net operating loss carryforwards in certain foreign jurisdictions and U.S. states, in which there is a history of pre-tax accounting losses. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

   At September 30, 2001, the Company has an aggregate of $665 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which have no expiration. The Company has an aggregate of $14,118 of various state net operating losses, the majority of which expire between 2005 and 2007.

   Accumulated earnings of foreign subsidiaries at September 30, 2001, 2000, and 1999 of approximately $25,000, $11,000, and $1,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

5. Acquisitions and Divestitures

   The Company has completed 36 acquisitions, sold one business and spun off one business since the beginning of 1999. The acquired companies are all engaged in businesses that are similar to the Company's existing businesses. The divested company was engaged in the business of process technologies. The spun off company was engaged in the dental business.

 2001

   During 2001, the Company completed 10 acquisitions for cash. The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was approximately $158 million. The results of these acquisitions were included as of the date they were acquired. The total goodwill and intangibles for the acquired companies was approximately $153 million. Intangible assets with a definite life will be amortized over 3 to 40 years. The following table outlines unaudited sales and operating income for the most recent date prior to the acquisition, and unaudited total assets at the most recent available date prior to acquisition, for each of the acquired companies. The type of acquisition refers to whether the Company purchased assets or the stock of the acquired companies.

 Business Segment

                                                    Operating Total    Type of
   Company Acquired                Date      Sales   Income   Assets Acquisition
   ----------------                ----      ------ --------- ------ -----------
                                                (in thousands)
   Clinical Diagnostics
   Vacuum Process
    Technologies, Inc.......  Nov. 2000      $3,977   $ (19)  $1,097    Asset
   Disposable Glass Culture
    Tube Business of Kimble
    Glass, Inc..............  April 2001      5,800     331      --     Asset
   Innovative Diagnostics,
    Inc.....................  July 2001       1,300     163      --     Asset
   Disposable Glass Pasteur
    Pipette and Perfume
    Sampler Vial Product
    Line of Kimble Glass
    Inc.....................  August 2001     2,000     400      --     Asset
   Latex Agglutination
    Product Line of Medtek
    Diagnostics LLC.........  July 2001         220     150      --     Asset
   Daniel Mirror Company....  September 2001  6,800   2,000      100    Asset

   Labware and Life Sciences
   BioRobotics Group
    Limited.................  March 2001     10,500   2,500    4,592    Stock
   Advanced Biotechnologies
    Ltd.....................  April 2001     21,500   6,700   14,265    Stock
   Mosaic Technologies
    Inc.....................  July 2001       1,400    (747)     --     Asset
   Chromatography Vial
    Product Line of Kimble
    Glass, Inc..............  August 2001     7,200   1,300      --     Asset

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

 2000

 Acquisitions

   During 2000, the Company completed 10 acquisitions, nine for all cash and one for cash and notes in the amount of $30,600. The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was $206,900. The Company may be subject to future purchase price adjustments based upon earnout provisions under one of the purchase and sale agreements. Such earnout provision has a maximum payout of $6,000. The earnout provision is subject to the achievement of certain financial goals and is not contingent upon employment. The entire earnout was paid in fiscal 2001 and is accounted for as additional goodwill. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The total goodwill for the acquired companies was approximately $205,100, which will be amortized over 20 to 40 years. The following table outlines unaudited sales and operating income for the most recent date prior to the acquisition, and unaudited total assets at the most recent available date prior to acquisition, for each of the acquired companies.

 Business Segment

                                                    Operating Total    Type of
   Company Acquired               Date       Sales   Income   Assets Acquisition
   ----------------               ----      ------- --------- ------ -----------
                                               (in thousands)
   Labware and Life
    Sciences:
   Robbins Scientific
    Corporation............  October 1999   $19,601  $4,088   $9,876    Stock
   Versi Dry(R) product
    line of National
    Packaging Services
    Corporation............  February 2000    2,494   1,300             Asset
   Sun International.......  February 2000    5,818    (270)   2,269    Asset
   Genevac Limited.........  May 2000        10,624   1,082    4,165    Stock
   Genevac Inc.............  May 2000         1,626     --       --     Stock

   Clinical Diagnostics
   Microm Laborgorate
    GmbH...................  October 1999    20,676   1,112    7,907    Asset
   Lab Vision Corporation..  August 2000      7,487   1,146    4,426    Stock
   Consolidated
    Technologies, Inc......  March 2000       7,782   2,888    6,100    Asset
   Murex bacteriology latex
    agglutination product
    line of Abbott
    Laboratories...........  August 2000     20,461  10,026      --     Asset
   The thyroid and
    coagulation product
    line of Axis Shield....  September 2000   4,507   2,174      --     Asset

 1999

 Acquisitions

   During 1999, the Company completed 16 acquisitions for cash. The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was $251,332. The Company is not subject to future purchase price adjustments based upon earnout provisions under any of the purchase and sale agreements. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The total goodwill for the acquired companies was $182,926. The following table outlines unaudited sales and operating income for the most recent date prior to the acquisition, and unaudited total assets at the most recent available date prior to acquisition, for each of the acquired companies.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

 Business Segment

                                                    Operating  Total    Type of
   Company Acquired               Date       Sales   Income   Assets  Acquisition
   ----------------               ----      ------- --------- ------- -----------
                                                (in thousands)
   Labware and Life
    Sciences:
   InVitro Scientific
    Products, Inc..........  October 1998   $ 5,095  $  708   $ 1,897   Assets
   Pacofin Intersep
    Filtration Products
    Business of Pacofin,
    Ltd....................  November 1998      902     343       952   Assets
   Scientific Resources,
    Inc....................  January 1999     4,480     165     1,043   Assets
   Molecular BioProducts,
    Inc....................  January 1999    15,617   4,217     6,727    Stock
   Matrix Technologies
    Corporation............  September 1999  16,775   1,313     8,419    Stock

   Clinical Diagnostics:
   Corning Samco
    Corporation............  October 1998    22,996   2,316    15,690    Stock
   HistoScreen(TM) and
    Histogel(TM) product
    lines of Perk
    Scientific.............  January 1999       932     254       227   Assets
   Stahmer, Weston & Co.,
    Inc....................  February 1999    2,961     (74)      873    Stock
   System Sales Associates,
    Inc....................  August 1999      4,382     565     1,810   Assets
   Novelty Glass & Mirror
    Co., Inc...............  February 1999      280      (9)    4,949   Assets
   Rascher & Betzold, Inc..  January 1999       104      (9)      200   Assets
   Microgenics
    Corporation............  June 1999       37,165   8,034    25,573    Stock
   MicroTest, Inc..........  July 1999        1,631   1,033       320   Assets
   Bioreagent and ELISA
    immunochemistry product
    lines of Genzyme
    Diagnostics............  July 1999        3,391   2,465       434   Assets

   Laboratory Equipment:
   Laboratory Devices,
    Inc....................  January 1999       940     202       273   Assets
   Stem Corporation Ltd....  August 1999      1,655     714     1,090    Stock

 2002

   Subsequent to September 30, 2001, the Company completed four acquisitions for cash that will be accounted for as purchases. The following unaudited table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

 Business Segment

                                                   Operating Total    Type of
   Company Acquired              Date       Sales   Income   Assets Acquisition
   ----------------              ----      ------- --------- ------ -----------
                                               (in thousands)
   Clinical Diagnostics:
   Chromacol Limited, Epsom
    Glass Industries.......  October 2001  $ 9,900  $  350   $4,458    Stock
   Limited and Amchro,
    Inc....................
   Forefront Diagnostics,
    Inc....................  November 2001   6,300   1,700    9,900    Stock

   Labware and Life
    Sciences:
   Cosmotec Co. Ltd........  October 2001   10,500   2,500       --    Stock
   Barden Engineering......  October 2001      570     130      150    Asset

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

 Discontinued Operations:

  Divestiture

   On March 31, 1999, the Company completed the sale of NPT to Norton Performance Plastics Corporation, a subsidiary of Saint-Gobain--France. Net proceeds from the sale, net of approximately $1,900 of selling expenses and a reduction to the purchase price of approximately $2,600 paid subsequent to September 30, 1999, amounted to approximately $83,200. The proceeds of the sale net of tax and expenses were used to repay approximately $67,900 previously owed under the Company's credit facilities.

   Net sales from NPT were approximately $47,800 in 1998. Certain expenses were allocated to discontinued operations in 1998 and 1999 (up to the date of sale), including interest expense, which was allocated based upon the historical purchase prices and cash flows of the companies comprising NPT. Income from the discontinued operations of NPT in 1998 and 1999 were $3,848 and $121, respectively.

  Distribution

   On November 8, 2000, the Company announced that it had declared a pro rata distribution (or Spin-Off) to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (the "Distribution"). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. ("SDS") common stock for every three shares of Apogent common stock they owned. These consolidated financial statements have reclassified SDS and its affiliates to discontinued operations. On December 11, 2000 the Distribution was completed. No proceeds will be received by the Company in connection with the Distribution. For 2001 the Company has included a net loss of $11,800 from discontinued operations. The net loss included transaction expenses of $12,500 relating to the Distribution of SDS. Revenues and net income from SDS through the date of the Distribution (December 11, 2000) were $67,400 and $638, respectively, and offset the transaction expenses. Income included in discontinued operations for 2000 and 1999 was $41,597 and $47,844, respectively. SDS will issue its own financial statements as of September 30, 2000.

   As a result, these consolidated financial statements have classified SDS and its affiliates to discontinued operations. SDS now owns and operates what were formerly the Professional Dental, Orthodontics and Infection Control Products business segments. The components of net assets held for sale of discontinued operations included in the consolidated balance sheet at September 30, 2000 is as follows:

                                                                   September 30,
                                                                       2000
                                                                   -------------
     Cash.........................................................   $   5,783
     Net account receivables......................................      85,767
     Net inventories..............................................      74,383
     Other current assets.........................................       6,497
     Advances and loans to Sybron International...................      77,762
     Property plant and equipment--net............................      55,326
     Intangible assets............................................     220,705
     Other assets.................................................       6,967
     Current portion of long term debt............................     (21,761)
     Accounts payable.............................................     (11,351)
     Income taxes payable.........................................      (5,680)
     Accrued liabilities..........................................     (27,859)
     Deferred income taxes--net...................................      (6,252)
     Long term debt...............................................    (298,482)
     Other liabilities............................................      (8,835)
                                                                     ---------
                                                                     $ 152,970
                                                                     =========

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

6. Property, Plant and Equipment

   Major classifications of property, plant and equipment at September 30, 2001 and 2000 are as follows:

                                                          2001        2000
                                                       ----------  ----------
   Land and land improvements......................... $   13,067  $   12,813
   Buildings and building improvements................    102,856      94,556
   Machinery and equipment............................    291,564     259,112
   Construction in progress...........................     18,755      17,444
                                                       ----------  ----------
                                                          426,242     383,925
   Less: Accumulated depreciation.....................   (202,555)   (175,831)
                                                       ----------  ----------
                                                        $ 223,687  $  208,094
                                                       ==========  ==========

7. Intangible Assets

   Intangible assets at September 30, 2001 and 2000 are as follows:

                                                          2001        2000
                                                       ----------  ----------
   Excess cost over net asset values acquired
    (goodwill)........................................ $1,086,323  $  989,012
   Proprietary technology.............................    109,376      48,302
   Trademarks.........................................     58,894      45,409
   Other..............................................     74,587      71,444
                                                       ----------  ----------
                                                        1,329,180   1,154,167
   Less: Accumulated amortization.....................   (188,846)   (146,014)
                                                       ----------  ----------
                                                       $1,140,334  $1,008,153
                                                       ==========  ==========

   The increase in intangible assets from 2000 to 2001 was primarily due to acquisitions accounted for as purchases net of removal of fully amortized intangible assets.

8. Long-Term Debt

   Long-term debt at September 30, 2001 and 2000 consists of the following:

                                                          2001        2000
                                                       ----------  ----------
   Term Loan Facility................................. $      --   $  380,920
   Revolving Credit Facility..........................    208,500     256,400
   8% Senior Notes, net of discount...................    323,580         --
   Sale/Leaseback Obligation..........................     11,734      12,024
   Sellers' Notes.....................................    103,685      30,600
   Capital leases and other...........................      9,931       3,792
                                                       ----------  ----------
                                                          657,430     683,736
   Less: Current portion of long-term debt............    (73,642)    (34,327)
                                                       ----------  ----------
                                                        $ 583,788  $  649,409
                                                       ==========  ==========
   Securities Lending Agreement....................... $   55,072  $   54,444
                                                       ==========  ==========

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

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

   On April 4, 2001 the Company issued $325,000 of unsecured senior notes in a private placement with exchange and registration rights, and in August we completed a registered exchange of the privately placed notes for similar notes that had been registered with the SEC. The notes were offered at a discount of approximately $1,469. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. The notes are redeemable by the Company at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption. The Company used the proceeds from the issuance to repay all of its Term Loan Facility ($300 million) and a portion of its Revolving Credit Facility. The notes are guaranteed by the Company's material U.S. subsidiaries, which also guarantee the Company's obligations under its bank credit facility.

   For 2001, the Company recorded an extraordinary loss of $2,106 after taxes as a result of entering into the Credit Agreement and the issuance of the senior notes. This loss related to the write-off of deferred financing costs of approximately $1,200 associated with the Previous Credit Agreement paid off in the December 2000 refinancing, and costs of approximately $2,200 associated with debt paid-off from the proceeds of the senior note issuance in April 2001.

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

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

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

   Term Loan Facility: Borrowings under the Term Loan Facility were paid in full from the proceeds of the Senior Notes Offering completed in April 2001.

   Securities Lending Agreement: On September 29, 1999, the Company purchased a United States Treasury Bond ("Treasury") with a par value of $50,000, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company lent the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company has received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. This securities lending transaction is related to the Company's existing lending policy by fixing $50,000 of its floating rate debt. For a period of five years, the Company is obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. Thereafter, the Company is required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate shall not exceed the federal funds rate in effect as of the day of determination plus .25%) and the Company receives all distributions made on or in respect to the Treasury. This transaction is accounted for as a secured borrowing.

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

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

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

   Sellers' Notes: In connection with certain acquisitions, the Company has issued notes payable to the related sellers. The notes bear interest of 5% to 6% and mature at various dates through July, 2003. Certain notes are redeemable by the holders, subject to certain time restrictions. The notes are unsecured, however in certain instances, some are guaranteed by a subsidiary of the Company.

   Maturities of Long-Term Debt: As of September 30, 2001, maturities of long-term debt, including capital leases, are as follows:

     Fiscal
     ------
     2002............................................................. $  73,642
     2003.............................................................    40,704
     2004.............................................................       511
     2005.............................................................   209,063
     2006.............................................................       645
     Thereafter.......................................................   332,865
                                                                       ---------
                                                                       $ 657,430
                                                                       =========

   Maturity of long-term debt related to the Revolving Credit Facility is based upon its maturity date of December 1, 2005.

9. Lease Commitments

   As of September 30, 2001, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 8, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

     Fiscal                                                    Capital Operating
     ------                                                    ------- ---------
     2002.....................................................  $ 372   $ 9,602
     2003.....................................................    204     8,870
     2004.....................................................    114     7,255
     2005.....................................................     13     5,806
     2006.....................................................    --      4,794
     Thereafter...............................................    --     17,650
                                                                -----   -------
                                                                $ 703   $53,977
                                                                        =======
     Less amounts representing interest.......................     79
                                                                -----
     Present value of net minimum lease payments..............    624
     Less current portion.....................................    320
                                                                -----
     Long-term obligations under capital leases...............  $ 304
                                                                =====

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   Amortization of assets held under capital leases is included with depreciation expense.

   Rental expense under operating leases was $11,710, $9,434, and $6,704 and in 2001, 2000, and 1999, respectively.

10. Fair Market Value of Financial Instruments

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

   Foreign Exchange Contracts: The Company enters into foreign exchange hedging contracts to hedge certain sales commitments and loans made to foreign subsidiaries denominated in foreign currencies. The purpose of the Company's foreign currency-hedging activities is to protect the Company from the risk that the eventual cash flows resulting from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains and losses on contracts entered into to hedge sales commitments are included in net income as an adjustment to net sales. At September 30, 2001 and 2000, the Company had no foreign exchange option contracts with respect to sales commitments. At September 30, 2001, the Company had two foreign exchange option contracts relating to loans made to purchase a foreign subsidiary.

   Interest Rate Swaps: The Company enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and five years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains and losses resulting from terminated interest rate swap agreements are deferred and recognized in net income over the shorter term of the remaining contractual life of the swap agreement or the remaining term of the debt underlying the swap agreement. As of September 30, 2001, the Company has no interest rate swap agreements.

   On December 11, 2000, the Company extinguished the variable rate long-term debt to which the swaps were designated and as a result the interest rate swaps ceased to be accounted for as hedges. On December 12, 2000,

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES the Company sold the interest rate swaps for an aggregate gain of $1,055, net of tax. Upon the sale of the interest rate swaps, the Company reduced the unrealized gain recorded at October 1, 2000 in other comprehensive income to reflect the fair market value net of tax on the date of sale. Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain will continue to be carried in other comprehensive income and recognized as an adjustment to yield interest expense of the new Credit Facilities over the remaining term of the interest rate contract. For the period December 12, 2000 through September 30, 2001, the Company recognized a gain of $619, net of tax.

11. Employee Benefit Plans

   Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard only modifies the financial statement presentation of the Company's pension and post retirement benefit obligations and does not impact measurement of such obligations.

   Pension and Other Postretirement Benefits: The Company has defined benefit pension plans covering approximately 48 percent of its U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally make the minimum annual contributions required by applicable regulations. Plan assets are invested primarily in U.S. stocks, bonds and International stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for eligible retired employees which are funded as costs are incurred. Certain employees who reached the age of 55 prior to January 1, 1996 will become eligible for postretirement health care only if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for both qualifying active and retired employees and their dependents. The postretirement health care plans for subsidiaries of the Company and certain divested operations are generally contributory, with retiree contributions adjusted annually. In 1986, the Company instituted a policy with respect to postretirement medical premiums whereby the Company's contributions were frozen at the levels equal to the Company's contribution on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

   The following assumptions were used in determining the funded status of the Company's defined benefit plans:

                                                                     2001  2000
                                                                     ----  ----
     Discount rate.................................................. 7.75%  8.0%
     Rate of increase in compensation levels........................  4.0%  4.0%
     Expected long-term rate of return on assets.................... 10.0% 10.0%

   The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company's postretirement plans:

                                                                     2001  2000
                                                                     ----  ----
     Discount rate.................................................. 7.75% 8.0%
     Average increase in medical costs..............................  5.5% 5.5%

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                                           Pension Benefits   Other Benefits
                                           -----------------  ----------------
                                             2001     2000     2001     2000
                                           --------  -------  -------  -------
Change in benefit obligations:
  Obligations at beginning of year........ $ 51,009  $44,275  $ 4,457  $ 5,556
  Service cost............................    2,125    2,032       13       12
  Interest cost...........................    3,981    3,691      298      399
  Actuarial (gain) loss...................    8,603    3,129    2,475      (68)
  Benefit payments........................   (2,548)  (2,118)  (1,451)  (1,442)
                                           --------  -------  -------  -------
  Obligations at end of year.............. $ 63,170  $51,009  $ 5,792  $ 4,457
Change in fair value of plan assets:
  Fair value of plan assets at beginning
   of year................................ $ 50,483  $44,898  $   --   $   --
  Actual return on plan assets............    1,250    6,463      --       --
  Employer contributions..................    2,692    1,240      --       --
  Benefit payments........................   (2,624)  (2,118)     --       --
                                           --------  -------  -------  -------
  Fair value of plan assets at end of
   year................................... $ 51,801  $50,483  $   --   $   --
Funded Status:
  Funded status at end of year............ $(11,369) $  (526) $(5,792) $(4,457)
  Unrecognized transition (asset)
   obligation.............................       (6)       6      --       --
  Unrecognized prior service cost.........      145      144      --       --
  Unrecognized (gain) loss................    5,565   (6,869)   2,721      245
Remaining excess of fair value of plan
 assets over projected benefit obligation
 recognized as a result of the 1987
 acquisition of Sybron Corporation........      --     1,869      --       --
                                           --------  -------  -------  -------
Net amount recognized at measurement
 date.....................................   (5,665)  (5,376)  (3,071)  (4,212)
Employer contribution paid after
 measurement date.........................      --       167      --       --
                                           --------  -------  -------  -------
Net amount recognized at end of year...... $ (5,665) $(5,209) $(3,071) $(4,212)
                                           ========  =======  =======  =======

   The following table provides the amounts recognized in the Company's consolidated balance sheets:

                                           Pension Benefits   Other Benefits
                                           -----------------  ----------------
                                             2001     2000     2001     2000
                                           --------  -------  -------  -------
Prepaid benefit cost...................... $     67  $   188  $   --   $   --
Accrued benefit liability.................   (5,732)  (7,433)  (3,071)  (4,212)
Remaining excess of fair value of plan
 assets over projected benefit obligation
 recognized as a result of the 1987
 acquisition of Sybron Corporation........      --     1,869      --       --
                                           --------  -------  -------  -------
Net amount recognized at measurement
 date.....................................   (5,665)  (5,376)  (3,071)  (4,212)
Employer contribution paid after
 measurement date.........................      --       167      --       --
                                           --------  -------  -------  -------
Net amount recognized at September 30..... $ (5,665) $(5,209) $(3,071) $(4,212)
                                           ========  =======  =======  =======

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   The following table provides disclosure of the net periodic benefit cost:

                                         Pension Benefits        Other Benefits
                                      -------------------------  --------------
                                       2001     2000     1999    2001 2000 1999
                                      -------  -------  -------  ---- ---- ----
Service cost........................  $ 2,125  $ 2,032  $ 2,818  $ 13 $ 12 $ 28
Interest cost.......................    4,026    3,691    3,435   298  399  557
Expected return on plan assets......   (4,940)  (4,509)  (4,123)  --   --   --
Amortization of transition (asset)
 obligation.........................       12      107      108   --   --   --
Amortization of prior service cost..       (1)     (52)     (52)  --   --   --
Amortization of net (gain) loss.....     (110)      65      126   --   --    66
                                      -------  -------  -------  ---- ---- ----
Net periodic benefit cost...........  $ 1,112  $ 1,334  $ 2,312  $311 $411 $651
                                      =======  =======  =======  ==== ==== ====

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of fair value of plan assets were $2,907, $1,853, and $0, respectively as of September 30, 2001 and $2,880, $1,732 and $0, respectively as of September 30, 2000.

   An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2001 by approximately $110 and $9, respectively.

   Because the majority of the postretirement plans are remaining liabilities from certain divested operations and more than 85% of the 2001, 2000 and 1999 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $299, $399 and $557 in 2001, 2000 and 1999, respectively.

   Savings Plans: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Matching contributions made by the Company under the plans, net of forfeitures, were approximately $3,079, $2,770 and $2,324 for 2001, 2000 and 1999, respectively.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

12. Restructuring Charges

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

                                             Fixed     Lease    Shut-down
                         Severance Inventory Assets Commitments   Costs    Tax
                            (a)       (b)     (b)       (c)        (c)     (d)   Other  Total
                         --------- --------- ------ ----------- --------- ------ ----- -------
2000 Restructuring
 charge.................  $5,500    $2,100   $1,000    $500       $300    $1,000 $900  $11,300
2000 Cash payments......   1,100       --       --       --         --       --    --    1,100
2000 Non-cash charges...     --      2,100    1,000      --         --       --   800    3,900
                          ------    ------   ------    ----       ----    ------ ----  -------
September 30, 2000
 balance................  $4,400    $  --    $  --     $500       $300    $1,000 $100  $ 6,300
Adjustments (e).........     600                                                           600
2001 Cash payments......   3,800       --       --      200        200     1,000   --    5,200
2001 Non-cash charges...     --        --       --      100         --       100  200      --
                          ------    ------   ------    ----       ----    ------ ----  -------
September 30, 2001
 balance................  $1,200    $  --    $  --     $300       $ --    $  --  $ --  $ 1,500
                          ======    ======   ======    ====       ====    ====== ====  =======

--------
(a) Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of September 30, 2001, all employees have been terminated as a result of the restructuring plan.

(b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(c) Amount represents lease payments and shut down costs on exited facilities.

(d) Amount represents income tax expense associated with the restructuring of our U.K. operations.

(e) Amount represents an increase in the severance costs for 16 employees (primarily corporate personnel). These employees are included in the total 151 terminated employees referenced above.

   The Company expects to make future cash payments of approximately $1,500 in fiscal 2002 and beyond.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

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

   Restructuring activity since June 30, 1998 and its components are as follows:

                                      Lease   Inventory Fixed
                           Severance Payments Write-off Assets Goodwill
                              (a)      (b)       (c)     (c)     (d)    Total
                           --------- -------- --------- ------ -------- ------
1998 Restructuring
 Charge...................  $3,400     $200    $1,800   $1,000  $2,100  $8,500
1998 Cash Payments........     900      100       --       --      --    1,000
1998 Non-Cash Charges.....     --       --      1,800    1,000   2,100   4,900
                            ------     ----    ------   ------  ------  ------
September 30, 1998
 balance..................  $2,500     $100    $  --    $  --   $  --   $2,600
1999 Cash Payments........   1,900      100       --       --      --    2,000
Adjustments(a)............     300      --        --       --      --      300
                            ------     ----    ------   ------  ------  ------
September 30, 1999
 balance..................  $  900     $--     $  --    $  --   $  --   $  900
2000 Cash Payments........     700      --        --       --      --      700
                            ------     ----    ------   ------  ------  ------
September 30, 2000
 balance..................  $  200     $--     $  --    $  --   $  --   $  200
2001 Cash payments........     200      --        --       --      --      200
                            ------     ----    ------   ------  ------  ------
September 30, 2001
 balance..................  $  --      $--     $  --    $  --   $  --   $  --
                            ======     ====    ======   ======  ======  ======

--------
(a) Amount represents severance and termination costs for approximately 65 terminated employees (primarily sales and marketing personnel). As of September 30, 2001, all employees have been terminated as a result of the
    restructuring plan. An adjustment of approximately $    300 was made in the
    third quarter of fiscal 1999 to adjust the accrual primarily representing under accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination. No additional employees will be terminated under this restructuring plan.

(b) Amount represents lease payments on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) Amount represents goodwill associated with exited product lines.

13. Commitments and Contingent Liabilities

   A subsidiary of Apogent has been identified as a potentially responsible party ("PRP") at the Aqua-Tech site in South Carolina (the "Aqua-Tech Site") with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Our total contribution to date has been approximately $49. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. We are participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study, which will be used by the EPA to determine what remedy, if any, should be required at the site. A draft remedial investigation was submitted to the EPA in August 1999, and a draft baseline risk assessment was

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES submitted in October 1999. After review of the draft remedial investigation, the EPA requested and obtained additional sampling work from the PRP group. The final remedial investigation was submitted in 2000, and the feasibility study is expected to be completed in 2002. Because the study, which involves extensive testing to characterize the existence, extent and nature of any contamination in order to determine potential remedies, has not yet been completed, an estimate of our potential liability cannot be made. Our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent; therefore, even though CERCLA does provide for joint and several liability, we believe that any ultimate liability will not have a material adverse effect on our results of operations or financial condition.

   Applied Biotech, Inc. ("ABI"), a subsidiary in our Clinical Diagnostics business segment, manufactures and supplies immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sells the tests to retailers who sell them over-the-counter to consumers. ABI supplies the product to Warner Lambert pursuant to a supply agreement which Warner Lambert claims requires ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. Conopco claims in the suit that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Conopco. ABI has agreed to defend the lawsuit on behalf of Warner Lambert. In November 2000, the U.S. District Court granted a motion for summary judgment in favor of Warner Lambert and ABI, ruling that ABI's product does not infringe on the Conopco patents. The Company therefore believes the resolution of this lawsuit will not have a material adverse effect on the results of operations or financial condition of the Company. Additionally, another third party has contacted Warner Lambert regarding patents it holds which may apply to the Warner Lambert pregnancy test. Thus, Warner Lambert or ABI may in the future be subject to additional lawsuits by third parties for patent infringement with respect to these products. ABI believes it has meritorious defenses to these patents and will vigorously defend any such lawsuits against it, if brought.

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

14. Capital Stock

   Stock Option Plans: The Company has five stock option plans. As of September 30, 2001, there were options with respect to 4,986 shares of Common Stock outstanding under the 1988 Stock Option Plan (the "1988 Plan"), and there were no shares available for the granting of options under such plan; there were options with respect to 26,148 shares of Common Stock outstanding under the 1990 Stock Option Plan (the "1990 Plan") and there were no shares remaining available for the granting of options under such plan; there were options

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES with respect to 9,132,445 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the "1993 Plan") and there were 577,653 shares remaining available for the granting of options under such plan; there were options with respect to 403,983 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors' Stock Option Plan (the "1994 Outside Directors' Plan"), and there were no shares available for the granting of options under such plan; there were options with respect to 305,426 shares of Common Stock outstanding under the 1999 Outside Directors' Stock Option Plan (the "1999 Outside Directors' Plan"), and there were 216,000 shares remaining available for the granting of options under such plan.

   On December 11, 2000, in connection with the Spin-Off of SDS, certain employees of SDS exchanged 1,320,515 outstanding options to purchase Apogent common stock for 2,331,214 options to purchase Sybron Dental Specialties, Inc. common stock. All remaining stock options (owned by remaining employees and directors of the Company) were adjusted by adjusting the exercise price and the number of shares subject to each such option to reflect the change in market value of the Company's common stock resulting from the Spin-Off, so that the intrinsic value of the options (the spread between the market value and the exercise price of the option shares) after the Spin-Off was equal to their intrinsic value immediately prior to the Spin-Off. The spread on options for fractional shares resulting from the exchange or adjustment was paid in cash. As a result of these exchanges and adjustments, the number of outstanding employee and director stock options increased by 1,449,749 shares and the average exercise price decreased by approximately $3.80.

   Changes in stock options outstanding are as follows:

                                  Number of                     Weighted Average
                                    Shares     Price Per Share   Exercise Price
                                  ----------  ----------------- ----------------
Options outstanding at September
 30, 1998.......................   9,398,028  $ 5.99  -- $24.50      $16.14
  Granted.......................     896,748  $25.31  -- $26.75      $26.18
  Exercised.....................  (1,121,421) $ 5.99  -- $24.34      $ 9.53
  Canceled and available for
   reissue......................    (145,584) $11.55  -- $26.75      $20.86
                                  ----------
Options outstanding at September
 30, 1999.......................   9,027,771  $ 6.06  -- $26.75      $17.88
  Granted.......................     764,040  $22.00  -- $32.00      $24.05
  Exercised.....................  (1,167,775) $ 6.06  -- $26.75      $10.79
  Canceled and available for
   reissue......................    (230,378) $11.54  -- $26.75      $24.13
                                  ----------
Options outstanding at September
 30, 2000.......................   8,393,658  $ 6.36  -- $32.00      $19.27
  Effect on outstanding options
   from Spin-Off of SDS.........   1,449,749
  Granted.......................     953,443  $21.58  -- $24.52      $22.69
  Exercised.....................    (706,522) $ 5.10  -- $21.46      $ 9.29
  Canceled and available for
   reissue......................    (151,880) $12.31  -- $25.67      $20.47
                                  ----------
Options outstanding at September
 30, 2001.......................   9,938,448  $ 5.10  -- $24.84      $17.10
                                  ==========
Options exercisable at September
 30, 2001.......................   6,437,559  $ 5.10  -- $24.84      $14.48
                                  ==========
Options available for grant at
 September 30, 2001.............     793,653
                                  ==========

   The range of exercise prices for options outstanding at September 30, 2001 was $5.10 to $24.84. The range of exercise prices for options is wide due to the increasing price of the Company's stock (upon which the exercise price is based) over the period of the grants.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 2001:

                                                                 Options
                                                             Outstanding and
                        Options Outstanding                    Exercisable
            ------------------------------------------- --------------------------
Range of              Weighted Average
Exercise    Number of    Remaining     Weighted Average Number of Weighted Average
Price        Shares   Contractual Life  Exercise Price   Shares   Exercise Prices
--------    --------- ---------------- ---------------- --------- ----------------
$2.57 --
  $5.13...     50,135       1.3             $ 5.10        501,135      $ 5.10
$5.14 --
  $7.70...  2,232,767       3.1             $ 6.87      2,232,767      $ 6.87
$7.71 --
  $10.28..    296,982       4.2             $ 9.26        296,982      $ 9.26
$10.29 --
  $12.83..    181,962       5.0             $12.31        181,962      $12.31
$12.84 --
  $15.40..      2,493       5.6             $13.61          2,493      $13.61
$15.41 --
  $17.97..     31,165       8.2             $17.65          7,790      $17.65
$17.98 --
  $20.54..  4,547,405       6.7             $19.50      3,252,389      $19.54
$20.55 --
  $23.10..  1,033,127       8.3             $21.48        386,864      $21.43
$23.11 --
  $25.67..  1,562,412       9.3             $24.26         26,177      $24.84

 1988, 1990 and 1993 Plans

   No options may be granted under the plans after ten years from the date the plans are approved by the shareholders of the Company. Options granted pursuant to the plans shall be either incentive options which are intended to meet the requirements of section 422 of the Code or nonstatutory options. The exercise price of the options will be determined by the Compensation/Stock Option Committee. The exercise price of any incentive option shall not be less than the fair market value per share of the Common Stock on the date of the grant of such option. An optionee under the plans must pay the full option price of an option either (a) in cash or its equivalent, (b) with the Compensation/Stock Option Committee's consent, by delivering previously acquired shares of Common Stock having a fair market value at the time of the exercise equal to the total option price, (c) with the Compensation/Stock Option Committee's consent, by a cashless exercise as permitted under The Federal Reserve Board's Regulation T, or (d) in any combination of the foregoing.

   In general, options granted under the 1990 Plan after May 14, 1992, and under the 1993 Plan, vest in equal annual installments on each of the first four anniversaries following the date of grant. The Company made significant management changes in connection with the Spin-Off, including a change in the Chief Executive Officer, Chief Financial Officer and General Counsel. The Board of Directors and the Compensation Committee amended certain stock options previously granted to each of the executive officers so replaced to provide for the vesting of any unvested portion of the options granted to each of them in April of 1998. These options were also amended to provide for a five year period (rather than a three month period) to exercise the options after termination of employment. The amendments to these options had no earnings impact because the options had no intrinsic value (i.e. there was no positive spread between the market price and exercise price of the option shares) at the time of the amendment.

 Outside Directors' Plans

   The 1994 Outside Directors' Plan provided for the automatic granting of nonstatutory stock options to those of the Company's directors who qualify as "outside directors" at the time of grant. Following each annual meeting of shareholders prior to September 30, 1998, the plan's expiration date, each outside director was automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the 1994 Outside Directors' Plan became exercisable six months after the date of grant, regardless of whether the grantee was still

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES a director of the Company on such date. All rights to exercise an option granted under the 1994 Outside Directors' Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee's spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

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

                                                  2001       2000       1999
                                                ---------  ---------  ---------
     Pro forma net income...................... $  77,729  $ 110,498  $ 124,029
     Basic pro forma earnings per share........      0.74       1.06       1.20
     Diluted pro forma earnings per share......      0.72       1.04       1.16

   The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  2001       2000       1999
                                                ---------  ---------  ---------
     Volatility................................     35.80%      35.0%      28.8%
     Risk-free interest rate...................      5.66%      6.50%      4.99%
     Expected holding period................... 7.8 years  7.8 years  7.7 years
     Dividend yield............................         0          0          0

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted in 2001, 2000 and 1999 was $9.25, $14.54 and $13.53, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   Equity Rights: As of September 30, 2001, the Company holds 220 shares of treasury stock for delivery to equity right holders who have not yet surrendered their certificates. Equity right holders are entitled to receive
4.375 shares of Common Stock upon surrender of such certificates.

15. Segment Information

   The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory products in the United States and other countries. The Company's products are categorized in the business segments of: clinical diagnostics; labware and life sciences; and laboratory equipment. A description of the business segments follows:

   Products in the clinical diagnostic business segment include microscope slides, cover glass, glass tubes and vials, stains and reagents and histology and immunochemistry instrumentation for clinical testing, thin glass for watch crystals, cosmetic mirrors, precision and coated glass used in various optic applications, and precision thin film optical coating equipment. Certain products in this segment are used drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, glucose tolerance testing, blood bank saline testing, clinical diagnostic liquid standards and research application temperature measurement. Products include diagnostic test kits, culture media, diagnostic reagents, and other products used in detecting causes of various infections or diseases.

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

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   Inter-business segment sales are not material. Information on these business segments is summarized as follows:

                                     Labware
                          Clinical   and Life Laboratory               Other
                         Diagnostics Sciences Equipment  Eliminations   (a)      Total
                         ----------- -------- ---------- ------------ -------  ---------
          2001
Revenues:
  External customer.....  $477,233   $400,823  $106,409                        $ 984,465
  Intersegment..........     6,973      1,273       428     (8,674)                  --
    Total revenues......   484,206    402,096   106,837     (8,674)              984,465
Gross profit............   228,009    205,079    45,188                          478,276
Selling general and
 administrative.........   109,566    114,685    23,045                 6,264    253,560
Operating income........   118,446     90,388    22,146                (6,264)   224,716
Depreciation and
 amortization...........    38,869     33,237     4,932                 1,044     78,082
Interest income.........       649        315        24                    55      1,043
Interest expense........                                                             --
Segment assets..........   887,356    749,050   128,169                70,563  1,835,138
Expenditures for
 property, plant and
 equipment..............    25,673     25,137     2,150                   182     53,142

          2000
Revenues:
  External customer.....   413,565    347,437   102,573                          863,575
  Intersegment..........     5,669      1,087       969     (7,725)                  --
    Total revenues......   419,234    348,524   103,542     (7,725)              863,575
Gross profit............   199,571    179,019    43,540                          422,130
Selling general and
 administrative.........    96,706    100,365    22,316                 9,754    229,141
Operating income........   102,506     79,095    21,142                (9,754)   192,989
Depreciation and
 amortization...........    31,866      27962     4,753                 2,006     66,587
Interest income.........       473        217        14                   127        831
Interest expense........       135        933         1                47,615     48,684
Segment assets..........   796,955    428,044    88,439               478,926  1,792,364
Expenditures for
 property, plant and
 equipment..............    19,038     21,645     1,726                    84     42,493

          1999
Revenues:
  External customer.....   342,529    268,788   103,720                          715,037
  Intersegment..........     4,550        975       836     (6,361)                  --
    Total revenues......   347,079    269,763   104,556     (6,361)              715,037
Gross profit............   160,357    136,018    45,583                          341,958
Selling general and
 administrative.........    75,030     68,600    21,950                 7,252    172,832
Operating income........    87,587     67,404    21,387                (7,252)   169,126
Depreciation and
 amortization...........    24,004     18,768     4,486                 1,737     48,995
Interest income.........       145        183        12                   421        761
Interest expense........       807        233        45                38,988     40,073
Segment assets..........   707,911    465,648   131,942               234,474  1,539,975
Expenditures for
 property, plant and
 equipment..............    11,912     15,598     2,462                   405     30,377

--------
(a) Includes the elimination of intercompany and corporate office activity.

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

   The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                    2001       2000      1999
                                                  ---------  --------  --------
Net Sales:
United States:
  Customers...................................... $ 727,310  $643,188  $543,846
  Inter-geographic...............................    64,035    55,616    43,777
                                                  ---------  --------  --------
                                                    791,345   698,804   587,623
                                                  ---------  --------  --------
Europe:
  Customers......................................   159,869   133,437   103,097
  Inter-geographic...............................    38,271    28,059    23,653
                                                  ---------  --------  --------
                                                    198,140   161,496   126,750
                                                  ---------  --------  --------
All other areas:
  Customers......................................    97,286    86,950    68,094
  Inter-geographic...............................     7,893     8,934     7,798
                                                  ---------  --------  --------
                                                    105,179    95,884    75,892
Inter-geographic sales...........................  (110,199)  (92,609)  (75,228)
                                                  ---------  --------  --------
  Total net sales................................ $ 984,465  $863,575  $715,037
                                                  =========  ========  ========
Net Property:
  United States..................................   177,834  $168,472  $147,802
  Europe.........................................    44,911    38,766    39,174
  All other areas................................       942       856       783
                                                  ---------  --------  --------
  Total net property............................. $ 223,687  $208,094  $187,759
                                                  =========  ========  ========

 Major customer information:

   During 2001, 2000 and 1999, one customer, Fisher Scientific, accounted for 10% or more of the Company's net revenues. During 1999, another customer, VWR, accounted for 10% or more of the Company's net revenues. The table below lists by segment the 2001, 2000 and 1999 sales to Fisher Scientific and the 1999 sales to VWR.

                                                 Fischer Scientific       VWR
                                             -------------------------- -------
                                               2001     2000     1999    1999
                                             -------- -------- -------- -------
Clinical Diagnostics........................ $ 35,214 $ 36,897 $ 30,720 $ 8,186
Labware and Life Sciences...................   61,579   60,818   55,514  53,391
Laboratory Equipment........................   23,937   22,189   20,119  17,044
                                             -------- -------- -------- -------
  Total..................................... $120,730 $119,904 $106,353 $78,621
                                             ======== ======== ======== =======

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

16. Quarterly Financial Information (Unaudited)

                                 First     Second    Third     Forth    Total
                                Quarter   Quarter   Quarter   Quarter    Year
             2001               --------  --------  --------  -------- --------
Net sales.....................  $220,758  $245,104  $260,396  $258,207 $984,465
                                ========  ========  ========  ======== ========
Gross profit..................  $105,953  $120,513  $125,501  $126,309 $478,276
                                ========  ========  ========  ======== ========
Income from continuing
 operations...................    22,187    30,190    28,103    29,391  109,871
Discontinued operation........   (10,986)     (838)       --        --  (11,824)
Income before extraordinary
 items........................    11,201    29,352    28,103    29,391   98,047
Extraordinary items...........      (745)       --    (1,361)       --   (2,106)
                                --------  --------  --------  -------- --------
Net income....................  $ 10,456  $ 29,352  $ 26,742  $ 29,391 $ 95,941
                                ========  ========  ========  ======== ========
Basic income per common share:
  Income from continuing
   operations.................  $   0.21  $   0.29  $   0.27  $   0.28 $   1.04
  Discontinued operation......     (0.10)    (0.01)       --        --    (0.11)
  Extraordinary items.........     (0.01)       --     (0.01)       --    (0.02)
  Net income per common
   share......................      0.10      0.28      0.25      0.28     0.91
Diluted income per common
 share:
  Income from continuing
   operations.................  $   0.21  $   0.28  $   0.26  $   0.27 $   1.02
  Discontinued operation......     (0.10)    (0.01)       --        --    (0.11)
  Extraordinary items.........     (0.01)       --     (0.01)       --    (0.02)
  Net income per common
   share......................      0.10      0.27      0.25      0.27     0.89

             2000
Net sales.....................  $204,883  $218,074  $212,029  $228,589 $863,575
Gross profit..................   100,091   107,165   105,409   109,465  422,130
Income from continuing
 operations...................    20,461    25,340    23,943    16,980   86,724
Discontinued operation........     9,963    13,635    11,275     6,724   41,597
                                --------  --------  --------  -------- --------
Net income....................  $ 30,424  $ 38,975  $ 35,218  $ 23,704 $128,321
                                ========  ========  ========  ======== ========
Basic income per common share:
  Income from continuing
   operations.................  $   0.20  $   0.24  $   0.23  $   0.16 $   0.83
  Discontinued operation......      0.09      0.13      0.11      0.07     0.40
  Net income per common
   share......................      0.29      0.37      0.34      0.23     1.23
Diluted income per common
 share:
  Income from continuing
   operations.................  $   0.20  $   0.24  $   0.22  $   0.16 $   0.81
  Discontinued operation......      0.09      0.13      0.11      0.06     0.39
  Net income per common
   share......................      0.29      0.37      0.33      0.22     1.20

17. Condensed Consolidating Financial Information

   Below are the condensed consolidating balance sheets, statements of operations, and statements of cash flows of Apogent Technologies Inc., as of and for the fiscal years ended September 30, 2001, 2000, and 1999.

   Certain general corporate expenses have not been allocated to the subsidiaries, and are all included under the Apogent Technologies Inc. heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance and tax liabilities. Income tax provisions for subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Certain debt under which Apogent Technologies is listed as the debtor has been allocated to the Guarantor subsidiaries. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Apogent Technologies Inc.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

                                              As of September 30, 2001
                          -----------------------------------------------------------------
                                                        Non
                            Apogent     Guarantor    Guarantor
                          Technologies Subsidiaries Subsidiaries Eliminations  Consolidated
                          ------------ ------------ ------------ ------------  ------------
                                                   (In thousands)
         ASSETS
         ------
Current assets:
  Cash and cash
   equivalents...........  $    4,145   $      --     $ 10,699   $    (5,652)   $    9,192
  Accounts receivable,
   net...................         --       146,981      36,297           --        183,278
  Inventories, net.......       1,263      136,906      33,335        (4,068)      167,436
  Net assets held for
   discontinued
   operations............         --           --          --            --            --
  Other current assets...      15,010       13,458       5,969          (406)       34,031
                           ----------   ----------    --------   -----------    ----------
    Total current
     assets..............      20,418      297,345      86,300       (10,126)      393,937
  Property, plant and
   equipment, net........       9,553      169,032      45,102           --        223,687
  Intangible assets......       7,003      913,651     219,680           --      1,140,334
  Deferred income taxes..       6,147          --          --            --          6,147
  Investment in
   subsidiaries..........   1,593,800       46,461         --     (1,640,261)          --
  Other assets...........      58,605       11,543         885           --         71,033
                           ----------   ----------    --------   -----------    ----------
    Total assets.........  $1,695,526   $1,438,032    $351,967   $(1,650,387)   $1,835,138
                           ==========   ==========    ========   ===========    ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.......  $      787   $   46,802    $ 11,885   $    (5,652)   $   53,822
  Advances and loans from
   SDS...................         --           --          --            --            --
  Current portion of
   long-term debt........         378       33,450          36           --         33,864
  Income taxes payable...      33,432          --        6,638        (1,323)       38,747
  Accrued expenses and
   other current
   liabilities...........      33,784       28,603      14,968           --         77,355
                           ----------   ----------    --------   -----------    ----------
  Total current
   liabilities...........      68,381      108,855      33,527        (6,975)      203,788
                           ----------   ----------    --------   -----------    ----------
  Long-term debt.........         --       623,543          23           --        623,566
  Securities lending
   agreement.............      55,072          --          --            --         55,072
  Deferred income taxes..      74,411       20,778      12,031           --        107,220
  Other liabilities......       3,231        2,453       1,318           --          7,002
  Net intercompany
   payable/(receivable)..     375,705     (599,911)    224,169            37           --
  Commitments and
   contingent
   liabilities...........                                                              --
  Shareholders' equity
   Preferred stock.......         --           --          --            --            --
    Common stock.........       1,059          --          --            --          1,059
    Equity rights........         --           --          --            --            --
    Additional paid-in-
     capital.............     234,166    1,561,854      80,265    (1,621,648)      254,637
    Retained earnings
     (deficit)...........     880,299     (279,540)     48,684       (21,801)      627,642
    Other comprehensive
     income..............       3,202          --      (48,050)          --        (44,848)
    Treasury stock (at
     cost)...............         --           --          --            --            --
                           ----------   ----------    --------   -----------    ----------
      Total shareholders'
       equity............   1,118,726    1,282,314      80,899    (1,643,449)      838,490
                           ----------   ----------    --------   -----------    ----------
      Total liabilities
       and shareholders'
       equity............  $1,695,526   $1,438,032    $351,967   $(1,650,387)   $1,835,138
                           ==========   ==========    ========   ===========    ==========

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

                                              As of September 30, 2000
                          ----------------------------------------------------------------
                                                        Non
                            Apogent     Guarantor    Guarantor
                          Technologies Subsidiaries Subsidiaries Eliminations Consolidated
                          ------------ ------------ ------------ ------------ ------------
                                                   (In thousands)
         ASSETS
         ------
Current assets:
  Cash and cash
   equivalents...........  $    7,086   $      --     $  7,902    $  (2,577)   $   12,411
  Accounts receivable,
   net...................         --       146,564      27,021          --        173,585
  Inventories, net.......       1,187      120,399      24,020       (3,827)      141,779
  Net assets held for
   discontinued
   operations............     152,970          --          --           --        152,970
  Other current assets...      16,467       28,387       4,112      (19,176)       29,790
                           ----------   ----------    --------    ---------    ----------
    Total current
     assets..............     177,710      295,350      63,055      (25,580)      510,535
  Property, plant and
   equipment, net........       8,840      162,431      36,823          --        208,094
  Intangible assets......       2,922      895,583     109,648          --      1,008,153
  Deferred income taxes..      12,563       (4,693)        --           --          7,870
  Investment in
   subsidiaries..........     813,152       51,069         --      (864,221)          --
  Other assets...........      52,154        3,914       1,644          --         57,712
                           ----------   ----------    --------    ---------    ----------
    Total assets.........  $1,067,341   $1,403,654    $211,170    $(889,801)   $1,792,364
                           ==========   ==========    ========    =========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.......  $      594   $   37,361    $ 16,521    $  (2,577)   $   51,899
  Advances and loans from
   SDS...................      77,762          --          --           --         77,762
  Current portion of
   long-term debt........         --        34,252          75          --         34,327
  Income taxes payable...      34,117          --        2,523      (20,036)       16,604
  Accrued expenses and
   other current
   liabilities...........      17,331       29,782      13,434          --         60,547
                           ----------   ----------    --------    ---------    ----------
  Total current
   liabilities...........     129,804      101,395      32,553      (22,613)      241,139
                           ----------   ----------    --------    ---------    ----------
  Long-term debt.........         --       649,383          26          --        649,409
  Securities lending
   agreement.............      54,444          --          --           --         54,444
  Deferred income taxes..      70,388       14,793       7,867                     93,048
  Other liabilities......       1,164        3,772       1,060       (1,188)        4,808
  Net intercompany
   payable/(receivable)..    (519,063)     463,622      55,232          209           --
  Commitments and
   contingent liabilities
  Shareholders' equity
   Preferred stock.......         --           --          --           --            --
   Common stock..........       1,052          --          --           --          1,052
   Equity rights.........         --           --          --           --            --
   Additional paid-in-
    capital..............     271,739      786,251      77,970     (864,221)      271,739
   Retained earnings
    (deficit)............   1,055,421     (615,562)     93,830       (1,988)      531,701
   Accumulated other
    comprehensive
    income...............       2,392          --      (57,368)         --        (54,976)
   Treasury stock (at
    cost)................         --           --          --           --            --
                           ----------   ----------    --------    ---------    ----------
   Total shareholders'
    equity...............   1,330,604      170,689     114,432     (866,209)      749,516
                           ----------   ----------    --------    ---------    ----------
   Total liabilities and
    shareholders'
    equity...............  $1,067,341   $1,403,654    $211,170    $(889,801)   $1,792,364
                           ==========   ==========    ========    =========    ==========

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

                                      For the Year Ended September 30, 2001
                         ----------------------------------------------------------------
                                                       Non
                           Apogent     Guarantor    Guarantor
                         Technologies Subsidiaries Subsidiaries Eliminations Consolidated
                         ------------ ------------ ------------ ------------ ------------
                                                  (In thousands)
Net sales...............   $    --      $859,022     $179,100     $(53,657)    $984,465
Cost of sales...........        --       455,950      103,650      (53,411)     506,189
                           --------     --------     --------     --------     --------
  Gross profit..........        --       403,072       75,450         (246)     478,276
Selling, general and
 administrative
 expenses...............     24,961      183,718       44,881          --       253,560
                           --------     --------     --------     --------     --------
Operating income........    (24,961)     219,354       30,569         (246)     224,716
Other income (expense):
  Interest expense......        --       (48,773)          75          --       (48,698)
  Other, net............      4,095        1,510         (884)                    4,721
                           --------     --------     --------     --------     --------
Income before income
 taxes, discontinued
 operations and
 extraordinary items....    (20,866)     172,091       29,760         (246)     180,739
Income taxes............     (7,798)      67,115       11,606          (56)      70,868
                           --------     --------     --------     --------     --------
Income from continuing
 operations before
 extraordinary items....    (13,068)     104,976       18,154         (190)     109,871
Discontinued
 operations.............    (11,824)         --           --           --       (11,824)
                           --------     --------     --------     --------     --------
Income before
 extraordinary items....    (24,892)     104,976       18,154         (190)      98,047
Extraordinary items.....        --        (2,106)         --           --        (2,106)
                           --------     --------     --------     --------     --------
Net income..............   $(24,892)    $102,870     $ 18,154     $   (190)    $ 95,941
                           ========     ========     ========     ========     ========

                                      For the Year Ended September 30, 2000
                         ----------------------------------------------------------------
                                                       Non
                           Apogent     Guarantor    Guarantor
                         Technologies Subsidiaries Subsidiaries Eliminations Consolidated
                         ------------ ------------ ------------ ------------ ------------
                                                  (In thousands)
Net sales...............   $    --      $761,723     $146,223     $(44,371)    $863,575
Cost of sales...........        --       397,009       87,821      (43,385)     441,445
                           --------     --------     --------     --------     --------
  Gross profit..........        --       364,714       58,402         (986)     422,130
Selling, general and
 administrative
 expenses...............      9,563      184,749       34,829                   229,141
                           --------     --------     --------     --------     --------
Operating income........     (9,563)     179,965       23,573         (986)     192,989
Other income (expense):
  Interest expense......        (78)     (43,888)      (5,484)         --       (49,450)
  Other, net............        776        1,439       (1,429)                      786
                           --------     --------     --------     --------     --------
Income before income
 taxes and discontinued
 operations.............     (8,865)     137,516       16,660         (986)     144,325
Income taxes............     (2,595)      51,859        8,624         (287)      57,601
                           --------     --------     --------     --------     --------
Income from continuing
 operations.............     (6,270)      85,657        8,036         (699)      86,724
Discontinued
 operations.............     41,597          --           --           --        41,597
                           --------     --------     --------     --------     --------
Net income..............   $ 35,327     $ 85,657     $  8,036     $   (699)    $128,321
                           ========     ========     ========     ========     ========

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

                                      For the Year Ended September 30, 1999
                         ----------------------------------------------------------------
                                                       Non
                           Apogent     Guarantor    Guarantor
                         Technologies Subsidiaries Subsidiaries Eliminations Consolidated
(in thousands)           ------------ ------------ ------------ ------------ ------------
Net sales...............   $   --       $638,886     $109,883     $(33,732)    $715,037
Cost of sales...........       --        337,597       67,008      (31,526)     373,079
                           -------      --------     --------     --------     --------
    Gross profit........       --        301,289       42,875       (2,206)     341,958
Selling, general and
 administrative
 expenses...............    14,943       132,418       25,471                   172,832
                           -------      --------     --------     --------     --------
Operating income........   (14,943)      168,871       17,404       (2,206)     169,126
Other income (expense):
  Interest expense......    (2,948)      (31,785)      (6,491)         --       (41,224)
  Other, net............       131          (585)         (56)         --          (510)
                           -------      --------     --------     --------     --------
Income before income
 taxes, discontinued
 operations and
 extraordinary items....   (17,760)      136,501       10,857       (2,206)     127,392
Income taxes............    (7,454)       50,916        6,820         (301)      49,981
                           -------      --------     --------     --------     --------
Income from continuing
 operations before
 extraordinary items....   (10,306)       85,585        4,037       (1,905)      77,411
Discontinued
 operations.............    47,965           --           --           --        47,965
                           -------      --------     --------     --------     --------
Income before
 extraordinary items....    37,659        85,585        4,037       (1,905)     125,376
Extraordinary item......    17,171           --           --           --        17,171
                           -------      --------     --------     --------     --------
Net income..............   $54,830      $ 85,585     $  4,037     $ (1,905)    $142,547
                           =======      ========     ========     ========     ========

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

                                       For the Year Ended September 30, 2001
                          ----------------------------------------------------------------
                                                        Non
                            Apogent     Guarantor    Guarantor
                          Technologies Subsidiaries Subsidiaries Eliminations Consolidated
(in thousands)            ------------ ------------ ------------ ------------ ------------
Cash flows (used by)
 provided by operating
 activities:............    $(53,740)   $  223,879    $12,035       $  --      $  182,174
                            --------    ----------    -------       ------     ----------
Cash flows from
 investing activities:
  Capital expenditures..      (8,320)      (34,836)    (9,745)         --         (52,901)
  Proceeds from sales of
   property, plant and
   equipment............      10,212         2,076        169          --          12,457
  Net cash inflow from
   SDS..................      46,394           --         --           --          46,394
  Net payments for
   businesses acquired..         --       (161,208)    (2,311)         --        (163,519)
                            --------    ----------    -------       ------     ----------
    Net cash provided by
     (used in) investing
     activities.........      48,286      (193,968)   (11,887)         --        (157,569)
                            --------    ----------    -------       ------     ----------
Cash flows from
 financing activities:
  Proceeds from long-
   term debt............         --      1,158,008        --           --       1,158,008
  Principal payments on
   long-term debt.......         --     (1,184,273)       (41)         --      (1,184,314)
  Proceeds from the
   exercise of stock
   options..............       6,631           --         --           --           6,631
  Other.................      (4,118)       (6,721)       --           --         (10,839)
                            --------    ----------    -------       ------     ----------
    Net cash provided by
     (used in) financing
     activities.........       2,513       (32,986)       (41)         --         (30,514)
Effect of exchange rate
 on cash and cash
 equivalents............         --            --       2,690          --           2,690
                            --------    ----------    -------       ------     ----------
Net (decrease) increase
 in cash and cash
 equivalents............      (2,941)       (3,075)     2,797          --          (3,219)
Cash and cash
 equivalents at
 beginning of year......       7,086        (2,577)     7,902          --          12,411
                            --------    ----------    -------       ------     ----------
Cash and cash
 equivalents at end of
 year...................    $  4,145    $   (5,652)   $10,699       $  --      $    9,192
                            ========    ==========    =======       ======     ==========
Supplemental disclosures
 of cash flow
 information
Cash paid during the
 year for:
  Interest..............    $    --     $   36,767    $   365       $  --      $   37,132
                            ========    ==========    =======       ======     ==========
  Income taxes..........    $ 35,629    $      638    $ 6,803       $  --      $   43,070
                            ========    ==========    =======       ======     ==========
Capital lease
 obligations incurred...    $     36    $       59    $     9       $  --      $      104
                            ========    ==========    =======       ======     ==========

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

                                       For the Year Ended September 30, 2000
                          ----------------------------------------------------------------
                                                        Non
                            Apogent     Guarantor    Guarantor
                          Technologies Subsidiaries Subsidiaries Eliminations Consolidated
(in thousands)            ------------ ------------ ------------ ------------ ------------
Cash flows provided by
 operating activities:      $ 8,446      $105,872      $2,226      $   --       $116,544
                            -------      --------      ------      -------      --------
Cash flows from
 investing activities:
  Capital expenditures..     (1,007)      (33,823)     (7,663)         --        (42,493)
  Security purchased....        --            --          --           --            --
  Proceeds from sales of
   property, plant and
   equipment............        --            871          53          --            924
  Proceeds from sale of
   NPT..................     (2,600)          --          --           --         (2,600)
  Net cash inflow from
   SDS..................     58,098           --          --           --         58,098
  Net payments for
   businesses acquired..    (82,348)     (130,992)      6,187          --       (207,153)
                            -------      --------      ------      -------      --------
    Net cash used in
     investing
     activities.........    (27,857)     (163,944)     (1,423)         --       (193,224)
                            -------      --------      ------      -------      --------
Cash flows from
 financing activities:
  Proceeds from long-
   term debt............        --        332,640         --           --        332,640
  Principal payments on
   long-term debt.......        --       (274,712)        (58)         --       (274,770)
  Securities lending
   agreement............      3,544           --          --           --          3,544
  Proceeds from the
   exercise of stock
   options..............     12,599           --          --           --         12,599
  Other.................      3,646           --          --           --          3,646
                            -------      --------      ------      -------      --------
    Net cash provided by
     (used in) financing
     activities.........     19,789        57,928         (58)         --         77,659
Effect of exchange rate
 on cash and cash
 equivalents............        --            --         (969)         --           (969)
                            -------      --------      ------      -------      --------
Net increase (decrease)
 in cash and cash
 equivalents............        378          (144)       (224)         --             10
Cash and cash
 equivalents at
 beginning of year......      6,708        (2,433)      8,126          --         12,401
                            -------      --------      ------      -------      --------
Cash and cash
 equivalents at end of
 year...................    $ 7,086      $ (2,577)     $7,902      $   --       $ 12,411
                            =======      ========      ======      =======      ========
Supplemental disclosures
 of cash flow
 information
Cash paid during the
 year for:
  Interest..............    $   --       $ 55,509      $  324      $   --       $ 55,833
                            =======      ========      ======      =======      ========
  Income taxes..........    $40,544      $    319      $1,549      $   --       $ 42,412
                            =======      ========      ======      =======      ========
Capital lease
 obligations incurred...    $   --       $     25      $  --       $   --       $     25
                            =======      ========      ======      =======      ========

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

                                       For the Year Ended September 30, 1999
                          ----------------------------------------------------------------
                                                        Non
                            Apogent     Guarantor    Guarantor
                          Technologies Subsidiaries Subsidiaries Eliminations Consolidated
                          ------------ ------------ ------------ ------------ ------------
                                                   (In thousands)
Cash flows provided by
 operating activities:..   $   3,519    $ 111,711     $  (128)       $--       $ 115,102
                           ---------    ---------     -------        ----      ---------
Cash flows from
 investing activities:
  Capital expenditures..      (1,030)     (22,477)     (6,413)        --         (29,920)
  Security purchased....     (50,461)         --          --          --         (50,461)
  Proceeds from sales of
   property, plant and
   equipment............         --           787         158         --             945
  Proceeds from sale of
   NPT..................      85,841          --          --          --          85,841
  Net cash inflow from
   SDS..................      47,962          --          --          --          47,962
  Net payments for
   businesses acquired..    (143,907)    (104,375)     (1,641)        --        (249,923)
                           ---------    ---------     -------        ----      ---------
    Net cash used in
     investing
     activities.........     (61,595)    (126,065)     (7,896)        --        (195,556)
                           ---------    ---------     -------        ----      ---------
Cash flows from
 financing activities:
  Proceeds from long-
   term debt............         --       531,060         --          --         531,060
  Principal payments on
   long-term debt.......         --      (515,737)        (13)        --        (515,750)
  Securities lending
   agreement............      50,461          --          --          --          50,461
  Proceeds from the
   exercise of stock
   options..............      10,691          --          --          --          10,691
  Net intercompany
   financing............         --           --          --          --             --
  Other.................       1,930          --          --          --           1,930
                           ---------    ---------     -------        ----      ---------
    Net cash provided by
     (used in) financing
     activities.........      63,082       15,323         (13)        --          78,392
Effect of exchange rate
 on cash and cash
 equivalents............         --           --         (146)        --            (146)
                           ---------    ---------     -------        ----      ---------
Net increase (decrease)
 in cash and cash
 equivalents............       5,006          969      (8,183)        --          (2,208)
Cash and cash
 equivalents at
 beginning of year......       1,702       (3,402)     16,309         --          14,609
                           ---------    ---------     -------        ----      ---------
Cash and cash
 equivalents at end of
 year...................   $   6,708    $  (2,433)    $ 8,126        $--       $  12,401
                           =========    =========     =======        ====      =========
Supplemental disclosures
 of cash flow
 information
Cash paid during the
 year for:
  Interest..............   $     --     $  41,464     $   254        $--       $  41,718
                           =========    =========     =======        ====      =========
  Incomet taxes.........   $  27,009    $   2,185     $ 3,237        $--       $  32,431
                           =========    =========     =======        ====      =========
Capital lease
 obligations incurred...   $     104    $     353     $   --         $--       $     457
                           =========    =========     =======        ====      =========

                  APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

18. Subsequent Events

   October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES) in a private placement with registration rights. The CODES have an interest rate of 2.25% (subject to adjustment) and also pay contingent interest under certain circumstances. Interest is payable on April 15 and October 15 of each year, beginning April 15, 2002. They will mature on October 15, 2021. The CODES are convertible, subject to certain conditions, into Apogent Common Stock at a price of $30.49 per share, subject to adjustment. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company, to purchase all or a portion of the CODES outstanding on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. The Company's material U.S. subsidiaries guarantee Apogent's obligations under the CODES. The proceeds from the issuance were used to repay the outstanding balance on our Revolving Credit Facility in full, and for general corporate purposes. The Company has promised to file one or more registration statements with the SEC to register resales of the CODES, the guarantees, and the Common Stock issuable upon conversion of the CODES by the beneficial owners thereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2002 (the "2002 Annual Meeting Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. Executive Compensation

   The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2002 Annual Meeting Proxy Statement under the captions "Executive Compensation," "Election of Directors--Directors' Compensation," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2002 Annual Meeting Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. Certain Relationships and Related Transactions

   The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2002 Annual Meeting Proxy Statement under the captions "Election of Directors," "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

   1. Financial Statements. The consolidated financial statements of Apogent Technologies Inc. and its subsidiaries filed under Item 8:

                                                                          Page
                                                                          ----
     Independent Auditors' Report........................................  35
     Consolidated Balance Sheets as of September 30, 2001 and 2000.......  36
     Consolidated Statements of Income for the years ended September 30,
      2001, 2000 and 1999................................................  37
     Consolidated Statements of Shareholders' Equity for the Years ended
      September 30, 2001, 2000 and 1999..................................  38
     Consolidated Statements of Cash Flows for the years ended September
      30, 2001, 2000 and 1999............................................  39
     Notes to Consolidated Financial Statements..........................  40

   2. Financial Statement Schedules. The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

                                                                            Page
                                                                            ----
     Independent Auditors' Report..........................................  81
     Schedule II--Valuation and Qualifying Accounts........................  82

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

 (b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 2001                      APOGENT TECHNOLOGIES INC.

                                       By: /s/ Frank H. Jellinek, Jr.
                                          ---------------------------------
                                               Frank H. Jellinek, Jr.,
                                        President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

     /s/ Frank H. Jellinek, Jr.             President and Chief Executive
 -------------------------------------      Officer
        Frank H. Jellinek, Jr.

           December 17, 2001

Principal Financial Officer and Principal Accounting Officer:

       /s/ Jeffrey C. Leathe                Executive Vice President --
 -------------------------------------      Finance,
           Jeffrey C. Leathe                Chief Financial Officer and
                                            Treasurer

           December 17, 2001

All of the members of the Board of Directors:

 William H. Binnie
 Don H. Davis, Jr.
 Christopher L. Doerr                            /s/ Michael K. Bresson
 Stephen R. Hardis                              -----------------------------
 R. Jeffrey Harris                                  Michael K. Bresson
 Frank H. Jellinek, Jr.                     Attorney and Agent for each member
 William U. Parfet                                          of
 Joe L. Roby                                     the Board of Directors of
 Richard W. Vieser                               Apogent Technologies Inc.
 Kenneth F. Yontz                                under Powers of Attorney
 December 17, 2001                                dated December 7, 2001

                         Independent Auditors' Report

The Board of Directors
Apogent Technologies, Inc. and Subsidiaries:

Under date of November 9, 2001, we reported on the consolidated balance sheets of Apogent Technologies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2001, which are included in the Company's report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company's report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
November 9, 2001

                                                                     SCHEDULE II

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                       VALUATION AND QUALIIFYING ACCOUNTS
             For the Years Ended September 30, 2001, 2000 and 1999
                                 (In Thousands)

                                           Additions
                                     ---------------------
                          Balance at Charged to Charged to                      Balance at
                          Beginning  Costs and    Other                           End of
      Descriptions         of Year    Expenses   Accounts       Deductions         Year
      ------------        ---------- ---------- ----------      ----------      ----------
Year ended September 30,
 2001
 Dedectucted from asset
  accounts:
  Allowance for doubtful
   receivables..........    $4,041      $972      $   33    (b)   $1,071    (a)   $3,975
                            ======      ====      ======          ======          ======
Year ended September 30,
 2000
 Dedectucted from asset
  accounts:
  Allowance for doubtful
   receivables..........    $3,098      $863      $  109    (b)   $   29    (a)   $4,041
                            ======      ====      ======          ======          ======
Year ended September 30,
 1999
 Dedectucted from asset
  accounts:
  Allowance for doubtful
   receivables..........    $2,079      $907      $1,080    (b)   $  968    (a)   $3,098
                            ======      ====      ======          ======          ======

Note: Above additions and deductions include the effects of foreign currency rate changes.
 (a) Uncollectible accounts written off, net of recoveries
 (b) Reserves of acquired businesses

                           APOGENT TECHNOLOGIES INC.
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-11091)

                                 EXHIBIT INDEX
                                       TO
                        2001 ANNUAL REPORT ON FORM 10-K

 Exhibit                                                                                           Filed
 Number                   Description                     Incorporated Herein By Reference To    Herewith
 ------- --------------------------------------------- ----------------------------------------- --------
   2.1   Contribution Agreement, Plan andAgreement     Exhibit 2.1 to the Registrant's Form 10-K
         of Reorganization andDistribution, dated as   for the year ended September 30, 2000
         of November 28,2000, between the Registrant   (the "2000 10-K")
         andSybron Dental Specialties, Inc.("SDS")
         and Sybron Dental Management, Inc.
         (excluding the forms of the ancillary
         agreements attached thereto as exhibits,
         definitive copies of which are filed as
         Exhibits 2.2 through 2.8 below)

   2.2   General Assignment, Assumption and            Exhibit 2.2 to the 2000 10-K
         Agreement Regarding Litigation, Claims
         and Other Liabilities, dated as of
         December 11, 2000, between the Registrant
         and SDS

   2.3   Trade Name Assignment and Transitional        Exhibit 2.3 to the 2000 10-K
         Trade Name Use and License Agreement,
         dated as of December 11, 2000, between the
         Registrant and SDS

   2.4   Insurance Matters Agreement, dated as of      Exhibit 2.4 to the 2000 10-K
         December 11, 2000, between the Registrant
         and SDS

   2.5   Employee Benefits Agreement, dated as of      Exhibit 2.5 to the 2000 10-K
         December 11, 2000, between the Registrant
         and SDS

   2.6   Tax Sharing and Indemnification Agreement,    Exhibit 2.6 to the 2000 10-K
         dated as of December 11, 2000, between the
         Registrant and SDS

   2.7   Interim Administrative Services Agreement,    Exhibit 2.7 to the 2000 10-K
         dated as of December 11, 2000, between the
         Registrant and SDS

   2.8   Confidentiality and Nondisclosure Agreement,  Exhibit 2.8 to the 2000 10-K
         dated as of December 11, 2000, between the
         Registrant and SDS

   3.1   (a) Restated Articles of Incorporation of the Exhibit 3.1 to the Registrant's For 10-Q
           Registrant                                  for the quarter ended December 31, 2000

         (b) Articles of Amendment containing          Exhibit 3.1(b) to the 2000 10-K
           Certificate of Designation, Preferences
           and Rights of Series A Preferred Stock

 Exhibit                                                                                          Filed
 Number                  Description                    Incorporated Herein By Reference To     Herewith
 ------- ------------------------------------------- ------------------------------------------ --------
   3.2   Bylaws of the Registrant, as amended        Exhibit 3.2 to the Registrant's Form 10-Q
         as of January 30, 2001                      for the quarter ended December 31, 2000

   4.1   Restated Articles of Incorporation          Exhibits 3.1 and 3.2 hereto
         and Restated Bylaws of the Registrant

   4.2   Rights Agreement, dated as of December 11,  Exhibit 1 to the Registrant's Registration
         2000, between theRegistrant and Fleet       Statement on Form 8-A and Exhibit 4 to the
         National Bank,as Rights Agent, including    Registrant's Current Report on Form 8-K,
         the Formof Certificate of Designation,      both dated December 11, 2000 and filed
         Preferences and Rights of Series A          December 12, 2000
         Preferred Stock (Exhibit A), Form of Rights
         Certificate (Exhibit B) and Form of
         Summary of Rights (Exhibit C)

   4.3   Credit Agreement, dated as of               Exhibit 4.3 to the 2000 10-K
         December 1, 2000 (the "Credit
         Agreement''), among the Registrant,
         the several Lenders from time to
         time parties thereto, Bank One, NA,
         as Domestication Agent, Bank of
         America, N.A., as Syndication
         Agent, and The Chase Manhattan
         Bank, as Administrative Agent

   4.4   Subsidiaries Guarantee, dated as of         Exhibit 4.4 to the 2000 10-K
         December 1, 2000, executed pursuant
         to the Credit Agreement

   4.5   Purchase Agreement dated March 30,          Exhibit 4.3 to the Registrant's
         2001 between the Registrant, the            Registration Statement on Form S-4
         Subsidiary Guarantors named therein         (File No. 333-62182)
         and the Initial Purchasers named therein

   4.6   Indenture dated April 4, 2001 among         Exhibit 4.1 to the Registrant's
         the Registrant, the Subsidiary              Form 10-Q for the quarter ended
         Guarantors named therein and The            March 31, 2001
         Bank of New York, as Trustee

   4.7   Exchange and Registration Rights            Exhibit 4.2 to the Registrant's
         Agreement dated April 4, 2001 among         Form 10-Q for the quarter ended
         the Registrant, the Subsidiary              March 31, 2001
         Guarantors named therein and the
         Initial Purchasers named therein

   4.8   Purchase Agreement dated October 3,                                                       X
         2001 between the Registrant, the
         Subsidiary Guarantors named therein
         and the Initial Purchasers named therein

   4.9   Indenture dated October 10, 2001 among      Exhibit 99.2 to the Registrant's
         the Registrant, the Subsidiary              Form 8-K dated October 11, 2001
         Guarantors named therein and The
         Bank of New York, as Trustee

 Exhibit                                                                                        Filed
 Number                  Description                    Incorporated Herein By Reference To   Herewith
 ------- -------------------------------------------- --------------------------------------- --------
  4.10   Resale Registration Rights Agreement                                                    X
         dated as of October 10, 2001 among the
         Registrant, the Subsidiary Guarantors
         named therein and the Initial Purchasers
         named therein

 10.1*   Form of former Employment Agreement          Exhibit 10(a) to Sybron Corporation's
         with the former executive officers of the    Form 10-K for the fiscal year ended
         Registrant                                   September 30, 1993 (the "1993 10-K")

 10.2*   Schedule of former executive officers who    Exhibit 10.2 to the Registrant's
         were parties to the former Employment        Form 10-K for the fiscal year ended
         Agreement filed as Exhibit 10.1, with a      September 30, 1998 (the "1998 10-K")
         summary of significant terms

 10.3*   Form of current Employment Agreement         Exhibit 10.3 to the 2000 10-K
         with Kenneth F. Yontz, R. Jeffrey Harris,
         and Dennis Brown

 10.4*   Summary of significant terms for each        Exhibit 10.4 to the 2000 10-K
         Employment Agreement filed as Exhibit 10.3

 10.5*   Form of Employment Agreement with the        Exhibit 10.5 to the 2000 10-K
         current executive officers of the Registrant

 10.6*   Schedule of executive officers who are       Exhibit 10.6 to the 2000 10-K
         parties to the Employment Agreement filed
         as Exhibit 10.5, with a summary of
         significant terms

 10.7*   Form of Indemnification Agreement with       Exhibit 10 to the Registrant's Form 8-K
         each of the executive officers and directors filed November 15, 2001 identified on the schedule thereto

 10.8*   1988 Stock Option Plan                       Exhibit 10(q) to Sybron Corporation's
                                                      Registration Statement on Form S-1
                                                      (No. 33-20829)

 10.9*   Amendment to the 1988 Stock Option Plan      Exhibit 10(q-4) to the Registrant's
                                                      Form 10-K for the fiscal year ended
                                                      September 30, 1992 (the "1992 10-K")

 10.10*  Form of Nonstatutory Stock Option            Exhibit 10(r) to Sybron Corporation's
         Agreement under the 1988 Stock option Plan   Registration Statement on Form S-1
                                                      (No. 33-20829)

 10.11*  1990 Stock Option Plan                       Exhibit 10(q-2) to Sybron Corporation's
                                                      Registration Statement on Form S-1
                                                      (No. 33-20829)

 10.12*  Amendment to 1990 Stock Option Plan          Exhibit 10(q-6) to the 1992 10-K

 10.13*  Form of Nonstatutory Stock Option            Exhibit 10(s-1) to Sybron Corporation's
         Agreement under the 1990 Stock               Registration Statement on Form S-1
         OptionPlan                                   (No. 33-20829)

 10.14*  Amended and Restated 1994 Outside            Exhibit 10.41 to the Registrant's
         Directors' Stock Option Plan                 Form 10-K for the fiscal year ended
                                                      September 30, 1996

 Exhibit                                                                                      Filed
 Number                  Description                  Incorporated Herein By Reference To   Herewith
 ------- ------------------------------------------- -------------------------------------- --------
 10.15*  Form of Nonstatutory Stock Option           Exhibit 10.42 to the Registrant's
         Agreement under the Amended and Restated    Form 10-K for the fiscal year ended
         1994 Outside Directors' Stock Option Plan   September 30, 1999 (the "1999 10-K")

 10.16*  1999 Outside Directors' Stock Option Plan   Exhibit A to the Registrant's Proxy
                                                     Statement dated December 22, 1998 for
                                                     its Annual Meeting of Shareholders on
                                                     January 27, 1999

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

 10.19*  Form of Nonstatutory Stock Option           Exhibit 10(u) to the 1993 10-K
         Agreement under the 1993 Long-Term
         Incentive Plan

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

 10.21*  Sybron International Corporation            Exhibit 10.40 to the 1998 10-K
         Deferred Compensation Plan

 10.22   Lease Agreement dated December 21, 1988     Exhibit 10(cc) to Sybron
         between CPA:7 and CPA:8, as landlord, and   Corporation's Registration Statement
         Barnstead Thermolyne Company, as tenant     on Form S-1 (No. 33-24640)
         (the "Barnstead Thermolyne Lease")

 10.23   First Amendment to the Barnstead            Exhibit 10.23 to the 2000 10-K
         Thermolyne Lease

 10.24   Lease Agreement dated December 21, 1988     Exhibit 10(ee) to Sybron Corporation's
         between CPA:7 and CPA:8, as landlord, and   Registration Statement on Form S-1
         Erie Scientific Company, as tenant          (No. 33-24640)
         (the "Erie Lease")

 10.25   First Amendment to the Erie Lease           Exhibit 10.25 to the 2000 10-K

 10.26   Lease Agreement dated December 21, 1988     Exhibit 10(ff) to Sybron Corporation's
         between CPA:7 and CPA:8, as landlord, and   Registration Statement on Form S-1
         Nalge Nunc International Corporation, as    (No. 33-24640)
         tenant (the "NNI Lease")

 10.27   Second Amendment to the NNI lease           Exhibit 10.27 to the 2000 10-K

 10.28   Amended and Restated Guaranty and           Exhibit 10.28 to the 2000 10-K
         Suretyship Agreement, dated December 11,
         2000, between the Registrant and CPA:7
         and CPA:8

 Exhibit                                                                                       Filed
 Number                  Description                   Incorporated Herein By Reference To   Herewith
 ------- -------------------------------------------- -------------------------------------- --------
 10.29   Tenant Agreement dated December 21, 1988     Exhibit 10(tt) to Sybron Corporation's
         between New England Mutual Life              Registration Statement on Form S-1
         Insurance Company, as lender, and CPA:7      (No. 33-24640) Form S-1
         and CPA:8, as landlord, and Barnstead        (No. 33-24640)
         Thermolyne Corporation, as tenant

 10.30   Tenant Agreement dated December 21, 1988     Exhibit 10(uu) to Sybron Corporation's
         between New England Mutual Life Insurance    Registration Statement on Form S-1
         Company, as lender, and CPA:7 and CPA:8,     (No. 33-24640) Form S-1
         as landlord, and Erie Scientific Company,    (No. 33-24640)
         as tenant

 10.31   Tenant Agreement dated December 21, 1988     Exhibit 10(vv) to Sybron Corporation's
         between New England Mutual Life Insurance    Registration Statement on Form S-1
         Company, as lender, and CPA:7 and CPA:8,     (No. 33-24640) Form S-1
         as landlord, and Nalge Nunc International    (No. 33-24640)
         Corporation (formerly Nalge Company),
         as tenant

 10.32   Sale and Leaseback Agreement dated           Exhibit 10(ww) to Sybron Corporation's
         December 21, 1988 between Sybron             Registration Statement on Form S-1
         Corporation and New England Mutual Life      (No. 33-24640)
         Insurance Company, as lender

 10.33   Environmental Risk Agreement dated           Exhibit 10(yy) to Sybron
         December 21, 1988 from Sybron                Corporation's Registration Statement
         Corporation and Barnstead Thermolyne         on Form S-1 (No. 33-24640)
         Corporation, as indemnitors, to
         New England Mutual Life Insurance
         Company, as lender, and CPA:7 and CPA:8,
         as Borrowers
 10.34   Environmental Risk Agreement dated           Exhibit 10(aaa) to Sybron
         December 21, 1988 from Sybron                Corporation's Registration Statement
         Corporation and Erie Scientific Company,     on Form S-1 (No. 33-24640)
         as indemnitors, to New England Mutual Life
         Insurance Company, as lender, and CPA:7
         and CPA:8, as Borrowers

 10.35   Environmental Risk Agreement dated           Exhibit 10(bbb) to Sybron
         December 21, 1988 from Sybron Corporation    Corporation's Registration Statement
         and Nalge Nunc International Corporation     on Form S-1 (No. 33-24640)
         (formerly Nalge Company), as indemnitors,
         to New England Mutual Life Insurance
         Company, as lender, and CPA:7 and CPA:8,
         as borrowers

 10.36*  Life insurance policy for Kenneth F. Yontz,  Exhibit 10(eee) to Sybron
         executive officer of the Registrant          Corporation's Registration Statement
                                                      on Form S-1 (No. 33-45948)

 10.37*  Life insurance policy for Frank H. Jellinek, Exhibit 10(eee-1) to Sybron
         Jr., executive officer of the Registrant     Corporation's Registration Statement
                                                      on Form S-1 (No. 33-45948)

 10.38*  Life insurance policy for R. Jeffrey Harris, Exhibit 10(rr) to the 1993 10-K
         former executive officer of the Registrant

 Exhibit                                                    Incorporated Herein By Reference    Filed
 Number                     Description                                    To                 Herewith
 ------- ------------------------------------------------- ---------------------------------- --------
 10.39*  Life insurance policy for Dennis Brown,           Exhibit 10.42 to the Registrant's
         former executive officer of the Registrant        Form10-K for the fiscal year ended
                                                           September 30, 1995

 10.40*  Sybron Laboratory Products Corporation            Exhibit 10.41 to the 2000 10-K
         Senior Salaried Executive Financial
         Performance Incentive Compensation Plan

 10.41   Aircraft Purchase Agreement dated November 20,                                          X
         2000 between Sybron International Corporation
         (as Buyer) and Volare Partners, LLC (as Seller)

    21   Subsidiaries of the Registrant                                                          X

    23   Consent of KPMG LLP                                                                     X

    24   Powers of Attorney of Directors of the Registrant                                       X

--------
* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.