Form 10-Q
period 2001-12-31
APOGENT TECHNOLOGIES INC
filed 2002-02-14
CIK 824803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from to ____________ to _____________


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

At February 8, 2002, there were 106,459,508 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES


                                Index                                      Page

Part I - FINANCIAL INFORMATION ...............................................3

Item 1. Financial Statements .................................................3

Consolidated Balance Sheets as of Decemeber 31, 2001 and September
30, 2001 .....................................................................3

Consolidated Statements of Income for the three months ended December
31, 2001 and 2000 ............................................................4

Consolidated Statement of Shareholders' Equity for the three months ended December 31, 2001 ......................................................5

Consolidated Statements of Cash Flows for the three months ended
December 31, 2001 and 2000 ...................................................6

Notes to unaudited consolidated financial statements .........................7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operation ....................................................16

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........24

Part II - OTHER INFORMATION .................................................24

Item 2. Changes in Securities and Use of Proceeds ...........................24

Item 4. Submission of Matters to a Vote of Security Holders .................24

Item 6. Exhibits and Reports on Form 8-K ....................................25

Signatures ..................................................................26

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                               December 31,    September 30,
                                                                                 2001              2001
                                                                               ------------    -------------
                                Assets

Current assets:
     Cash and cash equivalents                                                 $    71,059      $     9,192
     Accounts receivable (less allowance for doubtful accounts of
         $4,451 and $3,975, respectively)                                          171,644          183,278
     Inventories                                                                   180,289          167,436
     Deferred income taxes                                                          13,075           13,046
     Prepaid expenses and other current assets                                      24,077           20,985
                                                                               -----------      -----------
            Total current assets                                                   460,144          393,937
     Available for sale security                                                    54,607           55,072
     Property, plant and equipment, net                                            227,369          223,687
     Intangible assets                                                           1,175,627        1,140,334
     Deferred income taxes                                                           7,114            6,147
     Other assets                                                                   18,470           15,961
                                                                               -----------      -----------
            Total assets                                                       $ 1,943,331      $ 1,835,138
                                                                               ===========      ===========

                 Liabilities and Shareholders' Equity
Current liabilities:

     Accounts payable                                                          $    43,480      $    53,822
     Current portion of long-term debt                                              75,068           73,642
     Income taxes payable                                                           41,423           38,747
     Accrued payroll and employee benefits                                          26,547           33,236
     Accrued interest expense                                                        8,411           15,292
     Restructuring reserve                                                             892            1,552
     Deferred income taxes                                                             930              911
     Other current liabilities                                                      26,045           26,364
                                                                               -----------      -----------
            Total current liabilities                                              222,796          243,566
     Long-term debt                                                                675,385          583,788
     Securities lending agreement                                                   54,607           55,072
     Deferred income taxes                                                         118,733          107,220
     Other liabilities                                                               6,642            7,002
Commitments and contingent liabilities                                                --               --
Shareholders' equity:
     Preferred stock, $0.01 par value; authorized 20,000,000 shares
     Common stock, $0.01 par value; authorized 250,000,000 shares issued 106,144,242 and 105,875,768 shares respectively;
         outstanding 106,144,022 and 105,875,548 shares
         respectively                                                                1,061            1,059
     Equity rights, 50 rights at $1.09 per right                                      --               --
     Additional paid-in capital                                                    258,273          254,637
     Retained earnings                                                             657,609          627,642
     Accumulated other comprehensive income                                        (51,775)         (44,848)
     Treasury common stock, 220 shares at cost                                        --               --
                                                                               -----------      -----------
            Total shareholders' equity                                             865,168          838,490
                                                                               -----------      -----------
            Total liabilities and shareholders' equity                         $ 1,943,331      $ 1,835,138
                                                                               ===========      ===========

   See accompanying notes to the unaudited consolidated financial statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         December 31,
                                                                   ------------------------
                                                                      2001           2000
                                                                   ---------      ---------
Net sales                                                          $ 241,196      $ 220,758
Cost of sales;
     Cost of products sold                                           126,560        114,681
     Depreciation of purchase accounting adjustments                     176            124
                                                                   ---------      ---------
         Total cost of sales                                         126,736        114,805
                                                                   ---------      ---------
         Gross profit                                                114,460        105,953

Selling, general and administrative expenses                          53,331         45,586
Depreciation and amortization of purchase accounting
     adjustments                                                       4,277         10,530
                                                                   ---------      ---------
         Total selling, general and administrative expenses           57,608         56,116
                                                                   ---------      ---------
         Operating income                                             56,852         49,837

Other income (expense):
     Interest expense                                                (10,232)       (12,528)
     Amortization of deferred financing fees                            (827)          (109)
     Other, net                                                        1,473           (222)
                                                                   ---------      ---------
Income from continuing operations before income
     taxes and extraordinary item                                     47,266         36,978
Income taxes                                                          17,299         14,791
                                                                   ---------      ---------
Income from continuing operations before extraordinary
     item                                                             29,967         22,187
Discontinued operations (net of income tax expense of $435)             --          (10,986)
                                                                   ---------      ---------
Income before extraordinary item                                      29,967         11,201
Extraordinary item (net of income tax of $496)                          --             (745)
                                                                   ---------      ---------
Net income                                                         $  29,967      $  10,456
                                                                   =========      =========

Basic earnings per common share from continuing operations         $    0.28      $    0.21
Discontinued operations                                                 --            (0.10)
Extraordinary item                                                      --            (0.01)
                                                                   ---------      ---------
Basic earnings per common share                                    $    0.28      $    0.10
                                                                   =========      =========

Diluted earning per common share from continuing operations        $    0.28      $    0.21
Discontinued operations                                                 --            (0.10)
Extraordinary item                                                      --            (0.01)
                                                                   ---------      ---------
Diluted earnings per common share                                  $    0.28      $    0.10
                                                                   =========      =========

Weighted average basic shares outstanding                            106,128        105,246
Weighted average diluted shares outstanding                          108,949        107,628

   See accompanying notes to the unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                  For the three months ended December 31, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Accumulated
                                                                     Additional                     Other     Treasury     Total
                                                  Common    Equity    Paid - In      Retained   Comprehensive  Common  Shareholders'
                                                  Stock     Rights     Capital       Earnings      Income       Stock      Equity
                                                ---------   ------   ----------     ----------  ------------   -------- ------------
Balance at September 30, 2001                   $   1,059     $--     $ 254,637     $ 627,642     $ (44,848)     $--     $ 838,490
Comprehensive income:
     Net income                                      --        --          --          29,967          --         --        29,967
     Translation adjustment                          --        --          --            --          (6,417)      --        (6,417)
     Amortization of gain on sale of interest
         rate swaps, net of tax benefit of $154      --        --          --            --            (231)      --          (231)
     Unrealized loss on security available
         for sale, net of tax benefit of $186        --        --          --            --            (279)      --          (279)
                                                ---------     ---     ---------     ---------     ---------      ---     ---------
Total comprehensive income                           --        --          --          29,967        (6,927)      --        23,040
Shares issued in connection with
     stock options                                      2      --         1,744          --            --         --         1,746
Tax benefit related to stock options                 --        --         1,892          --            --         --         1,892
                                                ---------     ---     ---------     ---------     ---------      ---     ---------
Balance at December 31, 2001                    $   1,061     $--     $ 258,273     $ 657,609     $ (51,775)     $--     $ 865,168
                                                =========     ===     =========     =========     =========      ===     =========

   See accompanying notes to the unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                          ------------------------
                                                                                            2001           2000
                                                                                          ---------      ---------
Cash flows from operating activities:
     Net income                                                                           $  29,967      $  10,456
     Adjustments to reconcile net income to net cash provided by operating activities
         Discontinued operations                                                               --           10,986
         Depreciation                                                                         8,869          8,512
         Amortization                                                                         5,104         10,009
         Gain on sale of property, plant and equipment                                           43             27
         Provision for losses on doubtful accounts                                              289           (453)
         Inventory provisions                                                                   696          1,848
         Deferred income taxes                                                                 --              632
         Extraordinary item                                                                    --              745
         Changes in assets and liabilities, net of effects of businesses acquired:
            Decrease (increase) in accounts receivable                                       15,646           (698)
            Increase in inventories                                                         (10,395)        (8,499)
            Increase in prepaid expenses and other current assets                            (2,728)        (7,595)
            Decrease in accounts payable                                                    (12,123)       (11,370)
            Increase in income taxes payable                                                  5,797         18,338
            (Decrease) increase in accrued payroll and employee benefits                     (7,019)         6,141
            Decrease in accrued interest expense                                             (6,881)        (2,281)
            Decrease in restructuring reserve                                                  (763)        (3,894)
            Decrease in other current liabilities                                            (1,398)        (8,962)
            Net change in other assets and liabilities                                         (433)        (1,522)
                                                                                          ---------      ---------
                Net cash provided by operating activities                                    24,671         22,420
                                                                                          ---------      ---------
Cash flows from investing activities:
     Capital expenditures                                                                    (6,345)        (7,379)
     Proceeds from sales of property, plant and equipment                                        50            258
     Net cash flow from SDS                                                                    --           46,394
     Net payment for businesses acquired                                                    (38,328)       (18,856)
                                                                                          ---------      ---------
                Net cash used in invensting activities                                      (44,623)        20,417
                                                                                          ---------      ---------
Cash flows from financing activities:
     Proceeds from long-term debt                                                           300,000        300,000
     Principal payments on long-term debt                                                      --         (380,920)
     Proceeds from the exercise of stock options                                              1,746          1,491
     Financing fees paid                                                                     (8,290)        (3,900)
     Proceeds from revolving credit facility                                                151,900        326,640
     Principal payments on revolving credit facility                                       (360,474)      (307,840)
     Other financing activities                                                                 920         14,583
                                                                                          ---------      ---------
                Net cash provided by financing activities                                    85,802        (49,946)
                                                                                          ---------      ---------
Effect of exchange rate changes on cash and cash equivalents                                 (3,983)          (529)
                                                                                          ---------      ---------
Net increase (decrease) in cash and cash equivalents                                         61,867         (7,638)
Cash and cash equivalents at beginning of year                                                9,192         12,411
                                                                                          ---------      ---------
Cash and cash equivalents at end of period                                                $  71,059      $   4,773
                                                                                          =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                                             $  17,036      $  13,642
                                                                                          =========      =========
     Income taxes                                                                         $  14,200      $    --
                                                                                          =========      =========
Capital lease obligations incurred                                                        $      30      $    --
                                                                                          =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  (dollars in thousands except per share data)


1.   Basis of Presentation

          In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included. The results for the three month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should only be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

          The Company adopted Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on October 1, 2001. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually. As a result the Company is no longer amortizing approximately $947 million of goodwill as of December 31, 2001. The remaining net intangible assets subject to amortization, and related accumulated amortization, at December 31, 2001 were $229 million and $57 million, respectively. The Company added approximately $27 million to intangibles and goodwill since September 30, 2001. The Company is currently performing initial impairment tests and it is not practical to estimate the impact of such tests. However, any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings. In addition, the Company is currently allocating existing goodwill to the three business segments.

          The following table details the impact of SFAS 142 on the three months ended December 31, 2000, had the Company adopted the statement on October 1, 2000:

                                                     Three Months Ended December 31, 2000
                                                   ---------------------------------------
                                                      As           FAS 142
                                                   Reported         Impact        Adjusted
                                                   --------       ---------      ---------
     Net sales                                     $ 220,758      $    --        $ 220,758
     Gross profit                                    105,953           --          105,953
     Selling, general & administrative                56,116         (7,052)        49,064
     Operating income                                 49,837          7,052         56,889

     Income  before income taxes, discontinued
       operations and extraordinary items             36,978          7,052         44,030
     Income taxes                                     14,791          2,169         16,960
     Income from continuing operations before
       extraordinary items                            22,187          4,883         27,070
     Discontinued operations                         (10,986)          --          (10,986)
     Income before extraordinary item                 11,201          4,883         16,084
     Extraordinary item                                 (745)          --             (745)

     Net income                                       10,456          4,883         15,339

     Basic earnings per common share from
       continuing operations                       $    0.21      $    0.05      $    0.26
     Discontinued operations                           (0.10)          --            (0.10)
     Extraordinary items                               (0.01)          --            (0.01)
     Basic earnings per common share                    0.10           0.04           0.14

     Diluted earnings per common share from
       continuing operations                            0.21           0.04           0.25
     Discontinued operations                           (0.10)          --            (0.10)
     Extraordinary items                               (0.01)          --            (0.01)
     Diluted earnings per common share                  0.10           0.04           0.14

2.   Inventories

          Inventories at December 31, 2001 and September 30, 2001 consist of the following:

                                        December 31, September 30,
                                            2001         2001
                                        ------------ -------------
          Raw materials and supplies       65,898         84,802
          Work in process                  25,184         25,974
          Finished goods                   89,207         56,660
                                         --------       --------
                                         $180,289       $167,436
                                         ========       ========



3.   Acquisitions

          During the three months ended December 31, 2001, the Company completed four acquisitions for cash. The aggregate purchase price, net of cash acquired, was approximately $38 million. None of the acquisitions were considered individually significant. The total goodwill and intangibles for the acquired companies were approximately $27 million. The intangible assets will be amortized over their expected lives ranging from 3 to 20 years. The following table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

                Business Segment:                 Acquisition              Operating  Total     Type of
                Company Acquired                     Date           Sales    Income   Assets  Acquisition
                ----------------                     ----           -----  ---------  ------  -----------
      Clinical Diagnostics:
      Chromacol Limited, Epsom Glass Industries    October 2001    $ 9,900   $  350    $5,079     Stock
      Limited, and Amchro Inc.
      Forefront Diagnostics, Inc.                  November 2001     6,300    1,700     9,900     Stock

      Labware and Life Sciences:
      Cosmotec Co. Ltd.                            October 2001     10,500    2,500     2,600     Stock
      Barden Engineering                           October 2001        570      130       540     Asset


4.   Long -Term Debt

          On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year, beginning April 15, 2002. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (including but not limited to the sale price of the Company's common stock, trading prices of the CODES, maintenance of the Company's credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of the Company's U.S. subsidiaries guarantee the Company's obligations under the CODES. The proceeds from the issuance were used to pay down the outstanding balance on our Revolving Credit Facility, and for general corporate purposes.

     5.   Segment Information

          The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory products in the United States and other countries. The Company's products are categorized in the business segments of: clinical diagnostics; labware and life sciences; and laboratory equipment. A description of each business segment follows.

          Products in the clinical diagnostic business segment include microscope slides, cover glass, glass tubes and vials, stains and reagents and histology and immunochemistry instrumentation for clinical testing, thin glass for watch crystals, cosmetic mirrors, precision and coated glass used in various optic applications, and precision thin film optical coating equipment. Certain products in this segment are used in drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, and glucose tolerance testing. Products include diagnostic test kits, culture media, diagnostic reagents, and other products used in detecting causes of various infections or diseases.

          Products in the labware and life sciences business segment include approximately 4,900 items, including reusable plastic products (bottles, carboys, graduated ware, beakers and flasks) and disposable plastic products (microfiltration and cryogenic storage products). Other labware products include products for critical packaging applications (bottles for packaging diagnostic and other reagents, media, pharmaceuticals and specialty chemicals), safety products (hazard labeled containers and biohazard disposal products), environmental containers, autosampler vials and seals used in chromatography analysis and glass products for research and industrial applications, manufactured and sold through our joint venture with Kimble Glass. Life sciences products include applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling and high throughput screening for pharmaceutical drug discovery.

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

          The cost of some corporate functions are allocated to the business segments at predetermined rates which approximate cost. Information on these business segments is summarized as follows:


                                                                  Labware
                                                      Clinical      and        Laboratory
                                                     Diagnostics Life Sciences  Equipment   Eliminations (a) Other (a)     Total
                                                     ----------- ------------- ----------   ---------------- ---------   ----------
        Three Months Ended December 31, 2001
Revenues:
     External customer                                $116,940     $ 99,524     $ 24,732         $  --        $   --     $  241,196
     Intersegment                                        1,341          244          165          (1,750)         --           --
        Total revenues                                 118,281       99,768       24,897          (1,750)         --        241,196
Gross profit                                            54,565       49,612       10,283            --            --        114,460
Selling general and administrative                      24,507       28,044        4,854            --             203       57,608
Operating income                                        30,058       21,568        5,429            --            (203)      56,852

Segment assets                                         904,330      120,664      752,203            --         166,134    1,943,331

        Three Months Ended December 31, 2000
Revenues:
     External customer                                 109,865       84,863       26,030            --            --        220,758
     Intersegment                                        1,573          318          107          (1,998)         --           --
        Total revenues                                 111,438       85,181       26,137          (1,998)         --        220,758
Gross profit                                            51,654       43,257       11,042            --            --        105,953
Selling general and administrative                      26,196       25,004        5,616            --            (700)      56,116
Operating income                                        25,453       18,253        5,431            --             700       49,837

(a) Includes the elimination of intercompany and unallocated corporate office activity


6.   Condensed Consolidating Financial Statements

          The Company's material U.S. subsidiaries are guarantors to its Revolving Credit Facility, Senior Notes, and CODES. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

          Below are the condensed consolidating balance sheets as of December 31, 2001 and September 30, 2001, and statements of operations and statements of cash flows for the three months ended December 31, 2001 and 2000, of Apogent Technologies Inc. and its subsidiaries.

          Certain general corporate expenses have not been allocated to the subsidiaries, and are included under the Apogent Technologies Inc. heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance and tax liabilities. Income tax provisions for the subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Certain debt under which Apogent Technologies Inc. is listed as the debtor has been allocated to the Guarantor subsidiaries. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Apogent Technologies Inc.

                     Condensed Consolidating Balance Sheets

                                                                                As of December 31, 2001
                                                          --------------------------------------------------------------------------
                                                                                            Non
                                                             Apogent      Guarantor      Guarantor
(In thousands)                                            Technologies   Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                          ------------   ------------   ------------    ------------    ------------
                     Assets
                     ------
Current assets:
     Cash and cash equivalents                             $   59,871     $     --        $ 13,587      $    (2,399)     $   71,059
     Accounts receivable, net                                    --          135,283        36,361             --           171,644
     Inventories, net                                           1,263        146,906        36,853           (4,733)        180,289
     Other current assets                                      15,710         14,897         6,545             --            37,152
                                                           ----------     ----------      --------      -----------      ----------
            Total current assets                               76,844        297,086        93,346           (7,132)        460,144

     Property, plant and equipment, net                         9,836        171,538        45,995             --           227,369
     Intangible assets                                         14,363        935,304       225,960             --         1,175,627
     Deferred income taxes                                      5,762            151         1,201             --             7,114
     Investment in subsidiaries                             1,629,049         49,939          --         (1,678,988)           --
     Other assets                                              58,988         13,069         1,020             --            73,077
                                                           ----------     ----------      --------      -----------      ----------
            Total assets                                   $1,794,842     $1,467,087      $367,522      $(1,686,120)     $1,943,331
                                                           ==========     ==========      ========      ===========      ==========
         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Accounts payable                                      $      336     $   35,490      $ 10,053      $    (2,399)     $   43,480
     Current portion of long-term debt                           --           75,038            30             --            75,068
     Income taxes payable                                      17,113         19,142         6,417           (1,249)         41,423
     Accrued expenses and other current liabilities             9,662         26,800        26,363             --            62,825
                                                           ----------     ----------      --------      -----------      ----------
            Total current liabilities                          27,111        156,470        42,863           (3,648)        222,796
                                                           ----------     ----------      --------      -----------      ----------

     Long-term debt                                              --          675,362            23             --           675,385
     Securities lending agreement                              54,607           --            --               --            54,607
     Deferred income taxes                                     85,838         20,524        12,371             --           118,733
     Other liabilities                                          2,973          2,261         1,408             --             6,642
     Net intercompany payable/(receivable)                    509,957       (740,191)      230,198               36            --
     Commitments and contingent liabilities                      --
     Shareholders' equity
         Preferred stock                                         --             --            --               --              --
         Common stock                                           1,061           --            --               --             1,061
         Equity rights                                           --             --            --               --              --
         Additional paid-in-capital                           237,801      1,597,103        83,744       (1,660,375)        258,273
         Retained earnings (deficit)                          872,802       (244,442)       51,382          (22,133)        657,609
         Other comprehensive income                             2,692           --         (54,467)            --           (51,775)
         Treasury stock (at cost)                                --             --            --               --              --
                                                           ----------     ----------      --------      -----------      ----------
            Total shareholders' equity                      1,114,356      1,352,661        80,659       (1,682,508)        865,168
                                                           ----------     ----------      --------      -----------      ----------
            Total liabilities and shareholders' equity     $1,794,842     $1,467,087      $367,522      $(1,686,120)     $1,943,331
                                                           ==========     ==========      ========      ===========      ==========

                     Condensed Consolidating Balance Sheets

                                                                                   As of September 30, 2001
                                                          --------------------------------------------------------------------------
                                                                                             Non
                                                             Apogent       Guarantor       Guarantor
(In thousands)                                            Technologies    Subsidiaries    Subsidiaries  Eliminations    Consolidated
                                                          ------------    ------------    ------------  ------------    ------------
                        Assets
                        ------
Current assets:
     Cash and cash equivalents                             $    4,145     $     --        $ 10,699      $    (5,652)     $    9,192
     Accounts receivable, net                                    --          146,981        36,297             --           183,278
     Inventories, net                                           1,263        136,906        33,335           (4,068)        167,436
     Other current assets                                      15,010         13,458         5,969             (406)         34,031
                                                           ----------     ----------      --------      -----------      ----------
            Total current assets                               20,418        297,345        86,300          (10,126)        393,937

     Property, plant and equipment, net                         9,553        169,032        45,102             --           223,687
     Intangible assets                                          7,003        913,651       219,680             --         1,140,334
     Deferred income taxes                                      6,147           --            --               --             6,147
     Investment in subsidiaries                             1,593,800         46,461          --         (1,640,261)           --
     Other assets                                              58,605         11,543           885             --            71,033
                                                           ----------     ----------      --------      -----------      ----------
            Total assets                                   $1,695,526     $1,438,032      $351,967      $(1,650,387)     $1,835,138
                                                           ==========     ==========      ========      ===========      ==========
         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
     Accounts payable                                      $      787     $   46,802      $ 11,885      $    (5,652)     $   53,822
     Current portion of long-term debt                            378         33,450            36             --            33,864
     Income taxes payable                                      33,432           --           6,638           (1,323)         38,747
     Accrued expenses and other current liabilities            33,784         28,603        14,968             --            77,355
                                                           ----------     ----------      --------      -----------      ----------
            Total current liabilities                          68,381        108,855        33,527           (6,975)        203,788
                                                           ----------     ----------      --------      -----------      ----------

     Long-term debt                                              --          623,543            23             --           623,566
     Securities lending agreement                              55,072           --            --               --            55,072
     Deferred income taxes                                     74,411         20,778        12,031             --           107,220
     Other liabilities                                          3,231          2,453         1,318             --             7,002
     Net intercompany payable/(receivable)                    375,705       (599,911)      224,169               37            --
     Commitments and contingent liabilities                      --
     Shareholders' equity
         Preferred stock                                         --             --            --               --              --
         Common stock                                           1,059           --            --               --             1,059
         Equity rights                                           --             --            --               --              --
         Additional paid-in-capital                           234,166      1,561,854        80,265       (1,621,648)        254,637
         Retained earnings (deficit)                          880,299       (279,540)       48,684          (21,801)        627,642
         Other comprehensive income                             3,202           --         (48,050)            --           (44,848)
         Treasury stock (at cost)                                --             --            --               --              --
                                                           ----------     ----------      --------      -----------      ----------
            Total shareholders' equity                      1,118,726      1,282,314        80,899       (1,643,449)        838,490
                                                           ----------     ----------      --------      -----------      ----------
            Total liabilities and shareholders' equity     $1,695,526     $1,438,032      $351,967      $(1,650,387)     $1,835,138
                                                           ==========     ==========      ========      ===========      ==========

                Condensed Consolidating Statements of Operations

                                                                   For the Three Months Ended December 31, 2001
                                                      -------------------------------------------------------------------------
                                                                                        Non
                                                         Apogent        Guarantor    Guarantor
(In thousands)                                        Technologies    Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                      ------------    ------------  ------------   ------------    ------------
Net sales                                               $    --        $ 205,698      $  52,375      $ (16,877)     $ 241,196
Cost of sales                                                --          111,311         31,636        (16,211)       126,736
                                                        ---------      ---------      ---------      ---------      ---------

         Gross profit                                        --           94,387         20,739           (666)       114,460

Selling, general and administrative expenses                5,784         38,663         13,161           --           57,608
                                                        ---------      ---------      ---------      ---------      ---------

Operating income                                           (5,784)        55,724          7,578           (666)        56,852
Other income (expense):
         Interest expense                                    --          (10,204)           (28)          --          (10,232)
         Other, net                                          (858)         1,497              7           --              646
                                                        ---------      ---------      ---------      ---------      ---------
Income before income taxes                                 (6,642)        47,017          7,557           (666)        47,266
Income taxes                                               (2,647)        17,396          2,796           (246)        17,299
                                                        ---------      ---------      ---------      ---------      ---------
Net income                                              $  (3,995)     $  29,621      $   4,761      $    (420)     $  29,967
                                                        =========      =========      =========      =========      =========

                                                                   For the Three Months Ended December 31, 2000
                                                      -------------------------------------------------------------------------
                                                                                        Non
                                                         Apogent        Guarantor    Guarantor
(In thousands)                                        Technologies    Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                      ------------    ------------  ------------   ------------    ------------
Net sales                                                              $ 196,681      $  34,923      $ (10,846)     $ 220,758
Cost of sales                                                --          104,555         20,400        (10,150)       114,805
                                                        ---------      ---------      ---------      ---------      ---------

         Gross profit                                        --           92,126         14,523           (696)       105,953

Selling, general and administrative expenses                5,235         42,224          8,657           --           56,116
                                                        ---------      ---------      ---------      ---------      ---------

Operating income                                           (5,235)        49,902          5,866           (696)        49,837
Other income (expense):
         Interest expense                                    --          (12,512)           (16)          --          (12,528)
         Other, net                                          (585)           143            111           --             (331)
                                                        ---------      ---------      ---------      ---------      ---------
Income before income taxes, discontinued operations
     and extraordinary items                               (5,820)        37,533          5,961           (696)        36,978
Income taxes                                               (2,328)        15,013          2,384           (278)        14,791
                                                        ---------      ---------      ---------      ---------      ---------
Income from continuing operations before
     extraordinary items                                   (3,492)        22,520          3,577           (418)        22,187
Loss from discontinued operations                         (10,986)          --             --             --          (10,986)
                                                        ---------      ---------      ---------      ---------      ---------
Income before extraordinary items                         (14,478)        22,520          3,577           (418)        11,201
Extraordinary item                                           --             (745)          --             --             (745)
                                                        ---------      ---------      ---------      ---------      ---------
Net income                                              $ (14,478)     $  21,775      $   3,577      $    (418)     $  10,456
                                                        =========      =========      =========      =========      =========

                Condensed Consolidating Statements of Cash Flows

                                                                          For the Three Months Ended December 31, 2001
                                                              ---------------------------------------------------------------------
                                                                                              Non
                                                                 Apogent     Guarantor      Guarantor
(In thousands)                                                Technologies  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                              ------------  ------------   ------------  ------------  ------------
Cash flows (used by) provided by operating activities:         $ (14,570)     $  27,904      $  11,337        $--       $  24,671
                                                               ---------      ---------      ---------        ---       ---------
Cash flows from investing activities:
     Capital expenditures                                           (150)        (4,526)        (1,669)        --          (6,345)
     Proceeds from sales of property, plant and equipment           --               24             26         --              50
     Net payments for businesses acquired                           --          (34,591)        (3,737)        --         (38,328)
                                                               ---------      ---------      ---------        ---       ---------
         Net cash provided by (used in) investing activities        (150)       (39,093)        (5,380)        --         (44,623)
                                                               ---------      ---------      ---------        ---       ---------
Cash flows from financing activities:
     Proceeds from long-term debt                                 68,700        383,200           --           --         451,900
     Principal payments on long-term debt                           --         (360,468)            (6)        --        (360,474)
     Proceeds from the exercise of stock options                   1,746           --             --           --           1,746
     Other                                                          --           (8,290)           920         --          (7,370)
                                                               ---------      ---------      ---------        ---       ---------
         Net cash provided by (used in) financing activities      70,446         14,442            914         --          85,802
Effect of exchange rate on cash and cash equivalents                --             --           (3,983)                    (3,983)
                                                               ---------      ---------      ---------        ---       ---------
Net (decrease) increase in cash and cash equivalents              55,726          3,253          2,888         --          61,867
Cash and cash equivalents at beginning of year                     4,145         (5,652)        10,699         --           9,192
                                                               ---------      ---------      ---------        ---       ---------
Cash and cash equivalents at end of year                       $  59,871      $  (2,399)     $  13,587        $--       $  71,059
                                                               =========      =========      =========        ===       =========

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                  $    --        $  13,562      $      80        $--       $  13,642
                                                               =========      =========      =========        ===       =========
     Income taxes                                              $  14,200      $    --        $    --          $--       $  14,200
                                                               =========      =========      =========        ===       =========

Capital lease obligations incurred                             $    --        $      30      $    --          $--       $      30
                                                               =========      =========      =========        ===       =========

                Condensed Consolidating Statements of Cash Flows

                                                                          For the Three Months Ended December 31, 2000
                                                             -----------------------------------------------------------------------
                                                                                              Non
                                                               Apogent      Guarantor      Guarantor
(In thousands)                                               Technologies  Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                             ------------  ------------   ------------   ------------   ------------
Cash flows provided by operating activities:                  $ (68,099)     $  87,107      $   3,412                    $  22,420
                                                              ---------      ---------      ---------         ---        ---------
Cash flows from investing activities:

     Capital expenditures                                          (249)        (5,761)        (1,369)         --          (13,389)
     Proceeds from sales of property, plant and equipment          --              232             26          --              258
     Net cash inflow from SDS                                    46,394           --             --            --           46,394
     Net payments for businesses acquired                          --          (18,856)          --            --          (18,856)
                                                              ---------      ---------      ---------         ---        ---------
         Net cash used in investing activities                   46,145        (24,385)        (1,343)         --           20,417
                                                              ---------      ---------      ---------         ---        ---------
Cash flows from financing activities:

     Proceeds from long-term debt                                  --          626,640           --            --          626,640
     Principal payments on long-term debt                          --         (688,748)           (12)         --         (688,760)
     Proceeds from the exercise of stock options                  1,491           --             --            --            1,491
     Other                                                       14,583         (3,900)          --            --           10,683
                                                              ---------      ---------      ---------         ---        ---------
         Net cash provided by financing activities               16,074        (66,020)          --            --          (49,946)
Effect of exchange rate on cash and cash equivalents               --             --             (529)         --             (529)
                                                              ---------      ---------      ---------         ---        ---------
Net (decrease) increase in cash and cash equivalents             (5,880)        (3,298)         1,540          --           (7,638)
Cash and cash equivalents at beginning of year                    7,086         (2,577)         7,902          --           12,411
                                                              ---------      ---------      ---------         ---        ---------
Cash and cash equivalents at end of year                      $   1,206      $  (5,875)     $   9,442         $--        $   4,773
                                                              =========      =========      =========         ===        =========

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                 $    --        $  13,642      $    --           $--        $  13,642
                                                              =========      =========      =========         ===        =========
     Income taxes                                             $    --        $    --        $    --           $--        $    --
                                                              =========      =========      =========         ===        =========

Capital lease obligations incurred                            $    --        $    --        $    --           $--        $    --
                                                              =========      =========      =========         ===        =========

Item 2.  Management's Discussion and Analysis of Financial Condition and Result
         ----------------------------------------------------------------------
         of Operations
         -------------

General

     The subsidiaries of Apogent are leading manufacturers of value-added products for the clinical diagnostics, labware and life sciences, and laboratory equipment markets in the United States and abroad. Apogent provides products under three business segments - Clinical Diagnostics, Labware and Life Sciences, and Laboratory Equipment. The primary subsidiaries in each of our business segments are as follows:

         Clinical Diagnostics                   Labware and Life Sciences
         --------------------                   -------------------------

Applied Biotech, Inc.                       Advance Biotechnologies Ltd.
Chase Scientific Glass, Inc.                BioRobotics Group Limited
Erie Electroverre S.A.                      Genevac Limited
Erie Scientific Company                     Matrix Technologies Corporation
Gerhard Menzel Glasbearbeitungswerk         Molecular BioProducts, Inc.
   GmbH & Co. K.G.                          Nalge Nunc International Corporation
Microgenics Corporation                     Nalge Nunc International K.K.
Microm International GmbH                   National Scientific Company
The Naugatuck Glass Company                 Nunc A/S
Richard-Allan Scientific Company
Remel Inc.                                          Laboratory Equipment
Samco Scientific Corporation                        --------------------

                                            Barnstead Thermolyne Corporation
                                            Electrothermal Engineering, Ltd.
                                            Lab-Line Instruments, Inc.

When we use the terms "we" or "our" in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 2001 and 2000 are the Company's first quarters of fiscal 2002 and 2001, respectively.

Results of Operations

Quarter Ended December 31, 2001 Compared to the Quarter Ended December 31, 2000

     Net Sales

                               Fiscal       Fiscal       Dollar      Percent
                                2002         2001        Change       Change
                              --------     --------     --------     -------
                                       (in thousands)
Clinical Diagnostics          $116,940     $109,865     $  7,075         6%
Labware and Life Sciences       99,524       84,863       14,661        17%
Laboratory Equipment            24,732       26,030       (1,298)       -5%
                              --------     --------       ------
                              $241,196     $220,758     $ 20,438         9%
                              ========     ========       ======

     Overall Company. Net sales for the quarter ended December 31, 2001 increased by $20.4 million or 9% over the corresponding fiscal 2001 quarter.

     Clinical Diagnostics. Increased net sales in the clinical diagnostics segment resulted primarily from: (a) net sales of products of acquired companies (approximately $4.9 million), (b) price increases (approximately $3.6 million),
(c) increased net sales of new products developed by us (approximately $1.5 million), and (d) foreign currency fluctuations (approximately $0.4 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $3.4 million).

     Labware and Life Sciences. Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $12.1 million), (b) increased net sales of new products developed by us (approximately $1.7 million), (c) increased net sales of existing products (approximately $0.8 million), and (d) price increases (approximately $0.3 million). Net sales were partially reduced by foreign currency fluctuations (approximately $0.2 million).

     Laboratory Equipment. Reduced net sales in the laboratory equipment segment resulted primarily from a decrease in net sales of existing products (approximately $2.2 million). Net sales were partially increased by: (a) increased net sales of new products developed by us (approximately $0.4 million) and (b) price increases (approximately $0.4 million).

     Gross Profit

                               Fiscal       Percent     Fiscal      Percent     Dollar      Percent
                                2002       of Sales      2001       of Sales    Change      Change
                              --------     --------    --------     --------   --------     -------
Clinical Diagnostics          $ 54,565         47%     $ 51,654        47%     $  2,911        6%
Labware and Life Sciences       49,612         50%       43,257        51%        6,355       15%
Laboratory Equipment            10,283         42%       11,042        42%         (759)      -7%
                              --------                 --------                --------
                              $114,460         47%     $105,953        48%     $  8,507        8%
                              ========                 ========                ========


     Overall Company. Gross profit for the quarter ended December 31, 2001 increased by $8.5 million or 8% over the corresponding fiscal 2001 quarter.

     Clinical Diagnostics. Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) price increases (approximately $3.6 million), (b) decreased manufacturing overhead (approximately $2.8 million), (c) the effects of acquired companies (approximately $1.9 million), (d) inventory adjustments (approximately $0.9 million), (e) the effects of new products (approximately $0.7 million), and (f) foreign currency fluctuations (approximately $0.1 million). Gross profit was partially reduced by: (a) decreased volume (approximately $4.3 million) and (b) product mix
(approximately $2.7 million).

     Labware and Life Sciences. Increased gross profit in the labware and life sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $3.7 million), (b) product mix (approximately $2.6 million), (c) the effects of new products (approximately $0.6 million), (d) increased volume (approximately $0.6 million), and (e) price increases (approximately $0.3 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $0.8 million), (b) foreign currency fluctuations (approximately $0.4 million), and (c) inventory adjustments (approximately $0.3 million).

     Laboratory Equipment. Decreased gross profit in the laboratory equipment segment resulted primarily from: (a) decreased volume (approximately $1.0 million), (b) inventory adjustments (approximately $0.3 million), and (c) increased manufacturing overhead (approximately $0.2 million). Gross profit was partially increased by: (a) price increases (approximately $0.4 million) and (b) the effects of new products (approximately $0.2 million).

     Selling General and Administrative Expenses

                                Fiscal        Fiscal       Dollar       Percent
                                 2002          2001        Change        Change
                              --------      --------      --------      -------
Clinical Diagnostics          $ 24,507     $ 26,196      $ (1,689)         -6%
Labware and Life Sciences       28,044       25,004         3,040          12%
Laboratory Equipment             4,854        5,616          (762)        -14%
                              --------     --------      --------
    Subtotal                    57,405       56,816           589           1%
Other                              203         (700)        2,867
                              --------     --------      --------
    Total                     $ 57,608     $ 56,116      $  3,456           6%
                              ========     ========      ========


     Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 2001 increased by $3.4 million or 6% over the corresponding fiscal 2001 quarter.

     Clinical Diagnostics. Decreased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from a decrease in amortization expense as a result of the implementation of Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) - see Note 1 to the Unaudited Consolidated Financial Statements (approximately $3.8 million). Selling, general and administrative expenses were partially increased by: (a) marketing expenses (approximately $1.1 million), (b) general and administrative expenses (approximately $0.9 million), (c) research and development expenses (approximately $0.2 million), (d) acquired businesses (approximately $0.2 million), and (e) foreign currency fluctuations (approximately $0.2 million).

     Labware and Life Sciences. Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) acquired businesses (approximately $2.9 million), (b) marketing expenses (approximately $1.6 million), (c) general and administrative expenses (approximately $0.5 million), and (d) research and development expense (approximately $0.5 million). Selling, general and administrative expenses were partially reduced by: (a) decreased amortization expense as a result of SFAS 142 (approximately $1.9 million), and (b) foreign currency fluctuations (approximately $0.3 million).

     Laboratory Equipment. Decreased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) decreased amortization expense as a result of SFAS 142 (approximately $0.5 million) and (b) general and administrative expenses (approximately $0.1 million).

     Operating Income

                               Fiscal       Fiscal        Dollar        Percent
                                2002         2001         Change        Change
                              --------     --------      --------       -------
Clinical Diagnostics          $ 30,058      $ 25,453     $  4,605         18%
Labware and Life Sciences       21,568        18,253        3,315         18%
Laboratory Equipment             5,429         5,431           (2)         0%
                              --------      --------     --------
   Subtotal                     57,055        49,137        7,918         16%
Other                             (203)          700         (903)
                              --------      --------     --------
   Total                      $ 56,852      $ 49,837     $  7,015         14%
                              ========      ========     ========


     As a result of the foregoing, operating income for the quarter ended December 31, 2001 increased by $7.0 million or 14% over the corresponding fiscal 2001 quarter. Excluding the impact of SFAS 142 on this fiscal 2002 quarter, operating income would have been $569 million, consistent with the corresponding fiscal 2001 quarter.

     Interest Expense

     Interest expense was $10.2 million for the quarter ended December 31, 2001, as compared to $12.5 million for the corresponding fiscal 2001 quarter. The decrease is the result of lower average interest rates.

     Other Income

     Other income was $1.5 million for the quarter ended December 31, 2001, as compared to other expense of $0.2 million in the corresponding fiscal 2001 quarter. This increase is primarily due to investment income from minority interest in joint ventures of $1.4 million.

     Income Taxes

     Taxes on income from continuing operations for the quarter ended December 31, 2001 were $17.3 million, an increase of $2.5 million from the corresponding fiscal 2001 quarter. This increase resulted primarily from increased taxable earnings.

     Net Income

     As a result of the foregoing, net income was $30 million for the quarter ended December 31, 2001 as compared to $10.5 million for the corresponding fiscal 2001 quarter. SFAS 142 would have increased net income to $15.3 million for the fiscal 2001 quarter, had it been effective at the time.

      Impact of Recently Issued Accounting Standards

     The Company adopted Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on October 1, 2001. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually. As a result the Company is no longer amortizing approximately $947 million of goodwill as of December 31, 2001. If SFAS 142 had been effective for the quarter ending December 31, 2000, income before extraordinary item and net income would have been $16.1 million and $15.3 million, respectively. The Company is required to perform initial impairment tests and it is not practical to estimate the impact of such tests. However, any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

Liquidity and Capital Resources

     As a result of the acquisition of our predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with accounting principles generally accepted in the United States. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets, net of amortization, increased by approximately $35 million during the first fiscal quarter of 2002, primarily as a result of continued acquisition activity. However, the non-cash amortization expense relating to intangible assets and goodwill have been reduced substantially following the adoption of SFAS 142 on October 1, 2001.

     Our capital requirements arise principally from indebtedness incurred in connection with our obligation to pay rent under the Sale/Leaseback facility (as defined herein), our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, and the periodic expansion of physical facilities. It is currently our intent to continue to pursue our acquisition strategy.

     Approximately $24.7 million of cash was generated from operating activities in the first quarter of fiscal 2002, an increase of $2.3 million or 10% from the corresponding fiscal 2001 quarter. Non-cash depreciation and amortization charged against net income decreased approximately $4.5 million, primarily as a result of the adoption of SFAS 142. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $20.3 million for the first quarter of fiscal 2002, consistent with the corresponding fiscal 2001 quarter. These changes are set forth in detail in the Consolidated Statements of Cash Flows.

     Investing activities in the first quarter of fiscal 2002 used approximately $44.6 million of cash. This outflow was due primarily to cash used for acquisitions of $38.3 million. Capital expenditures were $6.3 million for the first quarter of fiscal 2002, compared to $7.4 million in the corresponding fiscal 2001 quarter.

     Financing activities provided approximately $85.8 million of cash in the first quarter of fiscal 2002. Proceeds from our CODES offering (discussed below) were used to pay off approximately $208 million outstanding on the Revolving Credit facilities. Financing fees of $8.3 million were paid in connection with the CODES offering. As a result of the excess of proceeds from the CODES offering over the payments on the Revolving Credit Facilities and financing fees paid, the Company had $71 million of cash at December 31, 2001.

     On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year, beginning April 15, 2002. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (including but not limited to the sale price of the Company's common stock, trading prices of the CODES, maintenance of the Company's credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exemptions, upon a change of control event. Certain of the Company's U.S. subsidiaries guarantee the Company's obligations under the CODES. The proceeds from the issuance were used to pay down the outstanding balance on our Revolving Credit Facility, and for general corporate purposes.

     The CODES, 8% Senior Notes, and Revolving Credit Facilities all contain certain cross default provisions. Some of these provisions include financial and operating covenants which, if not met, could cause acceleration of payments on outstanding balances. The covenants include, among other things; restrictions on investments, requirements that the Company maintain certain financial ratios, requirements that the Company maintain certain credit ratings, restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined), and limitations on incurrence of additional indebtedness. The Company is not aware of any violations of these covenants and does not foresee any such violations in light of current business conditions.

Off-Balance Sheet Arrangements

     The Company holds a minority interest in two unconsolidated joint ventures that are accounted for as equity investments. In both instances the Company owns less than 50% of the underlying joint venture. As of December 31, 2001 equity investments in these entities, included in "Other Assets", totaled $7.6 million. Income from the joint ventures for the first quarter of fiscal 2002 was $1.4 million and is included in Other Income. The joint ventures are limited to the extent they can incur any debt other than trade payables arising out of their business activities and do not hold any assets other than inventory and trade receivables. As of December 31, 2001, the joint ventures did not have any debt other than trade payables arising out of their business activities.

Disclosures About Contractual Obligations and Commercial Commitments

     In its day-to-day business activities, the Company incurs certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following table (in millions):


---------------------------------------- ---------------------------------------------------------------------
                                                                Payments Due by Period
---------------------------------------- ------------- ------------- ------------- ------------- -------------
                                                       Less than 1                                 After 5
        Contractual Obligations             Total          Year      1 - 3 Years   4 - 5 Years      Years
---------------------------------------- ------------- ------------- ------------- ------------- -------------
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Long-Term Debt                                $ 750.5        $ 73.6        $ 41.8         $ 1.2       $ 633.9
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Capital Lease Obligations                         0.6           0.3           0.3           ---           ---
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Operating Leases                                 51.6           9.6          21.9           8.5          11.6
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Unconditional Purchase Obligations               15.0           2.5           6.5           3.0           3.0
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Other Long-Term Obligations                      None
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Total Contractual Cash Obligations              817.7          86.0          70.5          12.7         648.5
---------------------------------------- ------------- ------------- ------------- ------------- -------------


                                                             Amount of Commitment Expiration Per Period
                                            Total      -------------------------------------------------------
                                           Amounts      Less Than 1
     Other Commercial Commitments         Committed        Year       1 - 3 Years   4 - 5 Years   Over 5 Years
---------------------------------------- ------------- ------------- ------------- ------------- -------------

---------------------------------------- ------------- ------------- ------------- ------------- -------------
Lines of Credit                                $ 10.7         $10.7         $ ---          $---          $---
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Standby Letters of Credit                       107.9          34.8          73.1
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Guarantees                                    None (1)
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Standby Repurchase Obligations                   None
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Other Commercial Commitments                     None
---------------------------------------- ------------- ------------- ------------- ------------- -------------
Total Commercial Commitments                   $118.6         $45.5          73.1          $---          $---
---------------------------------------- ------------- ------------- ------------- ------------- -------------

(1) Certain of the Company's domestic subsidiaries are guarantors under the Revolving Line of Credit, 8% Senior Notes, and CODES.

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

     Some of the industries served by our products are characterized by rapid technological changes and new product introductions. Some of our competitors may invest more heavily in research or product development than we do. Successful new product offerings depend upon a number of factors, including our ability to:

     o    accurately anticipate customer needs;
     o    innovate and develop new technologies and applications;
     o    successfully commercialize new products in a timely manner;
     o price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and
     o    differentiate our offerings from those of our competitors.

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

     We have in the past and may in the future restructure some of our operations. In such circumstances, we may take actions that would result in a charge and reduce our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products and reduce our staff. These restructurings may be implemented to improve the operations of recently acquired subsidiaries as well as subsidiaries that have been part of our operations for many years. Additionally, on October 1, 2001 we adopted

SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. This requires us to perform a transitional assessment for possible impairment as of October 1, 2001. We have not quantified the impact of adopting this standard.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     There has been no substantial change in market risk to the Company since September 30, 2001, the end of our prior fiscal year.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     On October 10, 2001, the Company issued and sold, in a private placement, $300 million aggregate principal amount of 2.25% Senior Contingent Convertible Debt Securities ("CODES") due 2021. The CODES are convertible, subject to certain conditions, into common stock at a conversion rate of 32.7955 shares of common stock per $1,000 principal amount of CODES, which is equivalent to an initial conversion price of approximately $30.49 per share. In addition to fixed interest at the rate of 2.25% per year, the CODES also pay contingent interest under certain circumstances.

     The CODES were sold to Lehman Brothers Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, ABN AMRO Rothschild LLC and UBS Warburg LLC, as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, in reliance upon the private placement exemption afforded by Section 4(2) of that Act, and were offered and sold to "qualified institutional buyers" under Rule 144A of the Securities Act. Pursuant to a registration rights agreement entered into in connection with the private offering, the Company has filed a registration statement under the Securities Act to permit registered resales of the CODES and the common stock issuable upon conversion of the CODES.

     The aggregate offering price of the CODES was $300 million, 100% of the principal amount thereof. The purchase price paid to the Company by the initial purchasers was the initial offering price less a discount of $7,500,000, 2.5% of the principal amount of the CODES. A portion of the net proceeds from the sale of the CODES was used to repay borrowings under the Company's revolving credit facility.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on January 28, 2002. A quorum was present at the Annual Meeting, with 100,135,313 shares out of a total of 106,129,455 shares entitled to cast votes represented in person or by proxy at the meeting.

Proposal Number 1: To elect four directors to serve as Class I Directors until the 2005 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

The shareholders voted to elect William H. Binnie, Don H. Davis, Jr., Christopher L. Doerr and Richard W. Vieser to serve as Class I directors until the 2005 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

              Mr. Binnie        Mr. Davis      Mr. Doerr      Mr. Vieser
               ----------       ---------      ---------      ----------

For            99,858,639      99,803,189     98,615,795      99,914,697
Withheld From     276,674         332,124      1,519,518         220,616

The terms of office as directors of Stephen R. Hardis, R. Jeffrey Harris, Frank
H. Jellinek, Jr., William U. Parfet, Joe L. Roby and Kenneth F. Yontz continued after the meeting.

Proposal Number 2:  To approve the Company's 2001 Equity Incentive Plan.

The shareholders voted to approve the Company's 2001 Equity Incentive Plan. The results of the vote are as follows:

For:                                89,267,980
Against:                             3,806,454
Abstentions:                            81,136
Broker Non-Votes:                    6,979,743


Proposal Number 3:  To approve the Company's Employee Stock Purchase Plan.

The shareholders voted to approve the Company's Employee Stock Purchase Plan. The results of the vote are as follows:

For:                                92,754,974
Against:                               310,191
Abstentions:                            90,405
Broker Non-Votes:                    6,979,743


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits:

          See Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

     (b)  Reports on Form 8-K:

          A Form 8-K dated October 3, 2001, was filed on October 3, 2001 to report under items 5 and 7, the Company's intention to commence a private placement of senior convertible contingent debt securities (CODES). An exhibit to the Form 8-K also consisted of a press release dated October 3, 2001, announcing the intended private placement.

          A Form 8-K dated October 4, 2001, was filed on October 5, 2001 to report under items 5 and 7, the pricing of senior convertible contingent debt securities (CODES) to be issued in a private placement. An exhibit to the Form 8-K also consisted of a press release dated October 4, 2001, announcing the pricing.

          A Form 8-K dated October 11, 2001, was filed on October 11, 2001 to report under items 5 and 7, the sale of the Company's 2.25% Senior Convertible Contingent Debt Securities (CODES) due 2021. Exhibits to the Form 8-K also included a press release dated October 11, 2001, announcing the completion of the related private placement and the indenture for the CODES.

          A Form 8-K dated November 15, 2001, was filed on November 15, 2001 to report under item 5 an updated description of the Company's Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       APOGENT TECHNOLOGIES INC.
                                       -----------------------------------------
                                       (Registrant)



Date: February 14, 2002                /s/ JEFFREY C. LEATHE
-----------------------                -----------------------------------------
                                       Jeffrey C. Leathe
                                       Executive Vice President - Finance,
                                       Chief Financial Officer and Treasurer*

                                  * Executing as both the financial officer and the duly authorized officer of the Company

                            APOGENT TECHNOLOGIES INC.
                               (the "Registrant")
                          (Commission File No. 1-11091)

                                  EXHIBIT INDEX
                                       to
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

Exhibit                                                 Incorporated Herein By              Filed
 Number                  Description                         Reference To                  Herewith
-------                  -----------                     ----------------------            --------
  4.1            Purchase Agreement dated October     Exhibit 4.8 to Registrant's Form
                 3, 2001 among the Registrant, the    10-K for fiscal year ended
                 Subsidiary Guarantors named          September 30, 2001 (the "2001
                 therein and the Initial Purchasers   10-K").
                 named therein

  4.2            Indenture dated October 10, 2001     Exhibit 99.2 to the Registrant's
                 among the Registrant, the            Form 8-K dated October 11, 2001
                 Subsidiary Guarantors named
                 therein and The Bank of New York

  4.3            Resale Registration Agreement        Exhibit 4.10 to the Registrant's
                 dated as of October 10, 2001 among   2001 10-K
                 the Registrant, the Subsidiary
                 Guarantors named therein and the
                 Initial Purchasers named therein.

  10.1           Form of Employment Agreement with                                             X
                 President and Chief Executive
                 Officer

  10.2           Form of Employment Agreement with                                             X
                 certain executive officers

  10.3           Schedule of executive officers who                                            X
                 are party to Employment Agreement
                 filed as Exhibit 10.2

  10.4           Apogent Technologies Inc. 2001       Appendix A to the Registrant's
                 Equity Incentive Plan                Proxy Statement dated December 26,
                                                      2001.

  10.5           Apogent Technologies Inc. Employee   Appendix B to the Registrant's
                 Stock Purchase Plan                  Proxy Statement dated December 26,
                                                      2001.

  10.6           Form of Indemnification Agreement    Exhibit 10 to the Registrant's
                 with each of the executive           Form 8-K filed November 15, 2001.
                 officers and directors identified
                 on the schedule thereto