Form 10-Q
period 2002-03-31
APOGENT TECHNOLOGIES INC
filed 2002-05-15
CIK 824803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
        _______________ to ________________.

COMMISSION FILE NUMBER: 1-11091

                            APOGENT TECHNOLOGIES INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
Wisconsin                                         22-2849508
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                    Number)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
30 Penhallow Street, Portsmouth, New Hampshire    03801
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)
--------------------------------------------------------------------------------

                                 (603) 433-6131
                                 --------------
             (Registrant's telephone number, including area code)

                   48 Congress Street, Portsmouth, NH. 03801
                   -----------------------------------------
 (Former name, former address, former fiscal year, if changed since last report)

Indicate by checkmark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .
                     ---

At May 9, 2002, there were 106,776,102 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

                                Index                                                    Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                              1

Consolidated Balance Sheets as of March 31, 2002 and September 30,
2001                                                                                      1

Consolidated Statements of Income for the three and six months ended
March 31, 2002 and 2001                                                                   2

Consolidated Statement of Shareholders' Equity for the six months
ended March 31, 2002                                                                      3

Consolidated Statements of Cash Flows for the six months ended March
31, 2002 and 2001                                                                         4

Notes to unaudited consolidated financial statements                                      5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                 25

Item 3. Quantitative and Qualitative Disclosures About Market Risk                        38

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                               38

Item 6. Exhibits and Reports on Form 8-K                                                  38

Signaturesc                                                                               39

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
          --------------------

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                             March 31,        September 30,
                                                                               2002                2001
                                                                               ----                ----
                                 Assets
Current assets:
     Cash and cash equivalents                                                 $   42,415         $    9,192
     Accounts receivable (less allowance for doubtful accounts of
         $4,804 and $3975, respectively)                                          188,685            183,278
     Inventories                                                                  185,517            167,436
     Deferred income taxes                                                         13,070             13,046
     Prepaid expenses and other current assets                                     22,694             20,985
     Assets of Vacuum Process Technology, Inc.("VPT") avail. for sale               6,157                -
                                                                          ----------------    ---------------
            Total current assets                                                  458,538            393,937
     Available for sale security                                                   51,730             55,072
     Property, plant and equipment, net                                           244,659            223,687
     Intangible assets                                                          1,202,658          1,140,334
     Deferred income taxes                                                          6,740              6,147
     Other assets                                                                  17,337             15,961
                                                                          ----------------    ---------------
            Total assets                                                       $1,981,662         $1,835,138
                                                                          ================    ===============

                  Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                          $   46,901         $   53,822
     Current portion of long-term debt                                             87,091             73,642
     Income taxes payable                                                          52,877             38,747
     Accrued payroll and employee benefits                                         28,270             33,236
     Accrued interest expense                                                      17,429             15,292
     Restructuring reserve                                                          4,839              1,552
     Deferred income taxes                                                            791                911
     Other current liabilities                                                     28,351             26,364
     Liabilities of Vacuum Process Technology, Inc.                                    70                -
                                                                          ----------------    ---------------
            Total current liabilities                                             266,619            243,566
     Long-term debt                                                               658,172            583,788
     Securities lending agreement                                                  51,730             55,072
     Deferred income taxes                                                        114,815            107,220
     Other liabilities                                                              8,219              7,002
Commitments and contingent liabilities                                                -                  -
Shareholders' equity:
     Preferred stock, $0.01 par value; authorized 20,000,000 shares                   -                  -
     Common stock, $0.01 par value; authorized 250,000,000 shares issued 106,478,598 and 105,875,768 shares respectively;
         outstanding 106,478,378 and 105,875,548 shares respectively                1,065              1,059
     Equity rights, 50 rights at $1.09 per right                                      -                  -
     Additional paid-in capital                                                   263,310            254,637
     Retained earnings                                                            676,562            627,642
     Accumulated other comprehensive income                                       (58,830)           (44,848)
     Treasury common stock, 220 shares at cost                                        -                  -
                                                                          ----------------    ---------------
            Total shareholders' equity                                            882,107            838,490
                                                                          ----------------    ---------------
            Total liabilities and shareholders' equity                         $1,981,662         $1,835,138
                                                                          ================    ===============

See the accompanying notes to the unaudited consolidated financial statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended               Six Months Ended
                                                                             March 31,                         March 31,
                                                                       2002             2001             2002             2001
                                                                       ----             ----             ----             ----
Net sales                                                             $263,120        $239,979         $502,836         $457,464
Cost of sales:
     Cost of products sold                                             132,884         120,519          257,335          232,606
     Restructuring charge                                                3,673             -              3,673              -
     Depreciation of purchase accounting adjustments                       486             144            1,609              269
                                                                   ------------   -------------    -------------    -------------
         Total cost of sales                                           137,043         120,663          262,617          232,875
                                                                   ------------   -------------    -------------    -------------
         Gross profit                                                  126,077         119,316          240,219          224,589

Selling, general and administrative expenses                            58,430          52,081          111,516           97,497
Restructuring charge                                                     1,614             583            1,614              583
Depreciation and amortization of purchase accounting
     adjustments                                                         4,161          10,618            8,164           21,057
                                                                   ------------   -------------    -------------    -------------
         Total selling, general and administrative expenses             64,205          63,282          121,294          119,137
                                                                   ------------   -------------    -------------    -------------
         Operating income                                               61,872          56,034          118,925          105,452
Other income (expense):
     Interest expense                                                  (10,300)        (11,864)         (20,531)         (24,392)
     Amortization of deferred financing fees                              (914)           (140)          (1,741)            (158)
     Other, net                                                            801           5,488            2,273            5,175
                                                                   ------------   -------------    -------------    -------------
Income from continuing operations before income
     taxes and extraordinary item                                       51,459          49,518           98,926           86,077
Income taxes                                                            18,852          19,815           36,230           34,447
                                                                   ------------   -------------    -------------    -------------
Income from continuing operations before extraordinary item             32,607          29,703           62,696           51,630

Discontinued operations:
     (Loss) income from operations of VPT including estimated
      loss on sale of $13,200 (net of income tax benefit (expense)
      of $7,890, $(312), $368, and $(479), respectively)               (13,654)            487          (13,776)             747
     Loss from distribution of SDS (net of income tax expense
     of $0 and $435, respectively)                                         -              (838)             -            (11,824)
                                                                   ------------   -------------    -------------    -------------
Income before extraordinary item                                        18,953          29,352           48,920           40,553
Extraordinary item (net of income tax of $497)                             -               -                -               (745)
                                                                   ------------   -------------    -------------    -------------

Net income                                                            $ 18,953        $ 29,352         $ 48,920         $ 39,808
                                                                    ===========   =============    =============    =============

Basic earnings per common share from continuing operations            $   0.31        $   0.28         $   0.59         $   0.49
Discontinued operations
                                                                        (0.13)          (0.00)            (0.13)           (0.11)
Extraordinary item                                                         -               -                -              (0.01)
                                                                   ------------   -------------    -------------    -------------
Basic earnings per common share                                       $   0.18        $   0.28         $   0.46         $   0.38
                                                                    ===========   =============    =============    =============
Diluted earning per common share from continuing operations           $   0.30        $   0.28         $   0.58         $   0.48
Discontinued operations                                                  (0.13)          (0.00)           (0.13)           (0.10)
Extraordinary item                                                         -               -                -              (0.01)
                                                                   ------------   -------------    -------------    -------------
Diluted earnings per common share                                     $   0.17        $   0.27         $   0.45         $   0.37
                                                                    ===========   =============    =============    =============

Weighted average basic shares outstanding                              106,412         105,371          106,270          105,332
Weighted average diluted shares outstanding                            109,043         107,480          108,996          107,558

See accompanying notes to the unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                     For the six months ended March 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                                                        Accumulated
                                                                                    Additional                             Other
                                                   Common           Equity           Paid - In         Retained        Comprehensive
                                                   Stock            Rights            Capital          Earnings           Income
                                                   -----            ------            -------          --------           ------
Balance at September 30, 2001                      $    1,059          $      -        $  254,637        $  627,642      $  (44,848)
Comprehensive income:
   Net income                                             -                   -               -              48,920             -
   Translation adjustment
                                                          -                   -               -                 -           (11,521)
   Amortization of gain on sale of interest
       rate swaps, net of tax benefit of $268             -                   -               -                 -              (456)
   Unrealized loss on security available
       for sale, net of tax benefit of $1,177             -                   -               -                 -            (2,005)
                                               ---------------  ----------------  ----------------  ---------------- ---------------
Total comprehensive income                                -                   -               -              48,920         (13,982)
Shares issued in connection with
     stock options                                          6                 -             4,784               -                -
Tax benefit related to stock options                      -                   -             3,889               -                -
                                               ---------------  ----------------  ----------------  ---------------- ---------------
Balance at March 31, 2002                          $    1,065          $      -        $  263,310        $  676,562      $  (58,830)
                                               ===============  ================  ================  ================ ===============

                                                       Treasury            Total
                                                        Common         Shareholders'
                                                         Stock            Equity
                                                         -----            ------
Balance at September 30, 2001                              $     -        $  838,490
Comprehensive income:
     Net income                                                  -            48,920
     Translation adjustment
                                                                 -           (11,521)
     Amortization of gain on sale of interest
         rate swaps, net of tax benefit of $268                  -              (456)
     Unrealized loss on security available
         for sale, net of tax benefit of $1,177                  -            (2,005)
                                                    ----------------  ----------------
Total comprehensive income                                       -            34,938
Shares issued in connection with
     stock options                                               -             4,790
Tax benefit related to stock options                             -             3,889
                                                    ----------------  ----------------
Balance at March 31, 2002                                  $     -         $  882,107
                                                    ================  ================

See accompanying notes to the unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended March 31,
                                                                                               2002               2001
                                                                                               ----               ----
Cash flows from operating activities:
     Net income                                                                               $   48,920         $   39,808
     Adjustments to reconcile net income to net cash provided by operating activities
         Discontinued operations                                                                  13,776             11,077
         Depreciation                                                                             18,374             16,536
         Amortization                                                                              9,108             20,610
         Gain on sale of property, plant and equipment                                                70             (4,962)
         Provision for losses on doubtful accounts                                                   404               (290)
         Inventory provisions                                                                      2,636              1,161
         Deferred income taxes                                                                     7,300                632
         Extraordinary item                                                                          -                  745
         Changes in assets and liabilities, net of effects of businesses acquired:
            Increase in accounts receivable                                                       (1,314)            (3,445)
            Increase in inventories                                                              (14,233)           (15,629)
            Decrease (increase) in prepaid expenses and other current assets                       2,609             (2,647)
            Decrease in accounts payable                                                          (7,875)            (8,871)
            Increase in income taxes payable                                                      12,708             17,136
            (Decrease) increase in accrued payroll and employee benefits                          (5,103)             4,670
            Increase in accrued interest expense                                                   2,138                -
            Increase (decrease) in restructuring reserve                                           3,183             (4,081)
            Increase (decrease) in other current liabilities                                       1,074             (7,184)
            Net change in other assets and liabilities                                            (9,684)                 3
                                                                                             -------------      -------------
                Net cash provided by operating activities                                         84,091             65,269
                                                                                             -------------      -------------
Cash flows from investing activities:
     Capital expenditures                                                                        (17,770)           (24,171)
     Proceeds from sales of property, plant and equipment                                            325             10,731
     Net cash flow from SDS                                                                          -               46,394
     Net payment for businesses acquired                                                        (113,780)           (51,206)
                                                                                             -------------      -------------
                Net cash used in investing activities                                           (131,225)           (18,252)
                                                                                             -------------      -------------
Cash flows from financing activities:
     Proceeds from long-term debt                                                                300,000            333,619
     Principal payments on long-term debt                                                            -             (381,012)
     Proceeds from the exercise of stock options                                                   4,790              2,304
     Financing fees paid                                                                          (8,017)            (3,900)
     Proceeds from revolving credit facility                                                     179,500            359,540
     Principal payments on revolving credit facility                                            (388,000)          (358,640)
     Other financing activities                                                                     (560)            (1,042)
                                                                                             -------------      -------------
            Net cash provided by (used in) financing activities                                   87,713            (49,131)
                                                                                             -------------      -------------
Effect of exchange rate changes on cash and cash equivalents                                      (7,499)             1,816
                                                                                             -------------      -------------
Net increase (decrease) in cash and cash equivalents                                              33,080               (298)
Cash and cash equivalents at beginning of period                                                   9,335             12,411
                                                                                             -------------      -------------
Cash and cash equivalents at end of period                                                    $   42,415         $   12,113
                                                                                             =============      =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                                 $   17,819         $   25,665
                                                                                             =============      =============
     Income taxes                                                                             $   19,105         $   21,147
                                                                                             =============      =============
Capital lease obligations incurred                                                             $     117         $      -
                                                                                             =============      =============

See accompanying notes to unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
   (dollars in thousands except per share data, or when specified in millions)

1.   Basis of Presentation

         In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included. The results for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

          The Company adopted Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), on October 1, 2001. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually. The Company has performed its initial impairment tests and the results indicate no circumstances of impaired goodwill. Had the Company adopted SFAS 142 effective October 1, 2000 (the start of the fiscal year 2001), selling, general and administrative expenses would have been reduced by $7,167 and $14,210, for the three and six months ended March 31, 2001 due to the non-amortization of goodwill. As a result, income before extraordinary items would have been $34,324 and $50,408 for the three and six months ending March 31, 2001, respectively, and net income would have been $34,324 and $49,663, respectively. Basic earnings per share would have been $0.33 and $0.47 for the three and six months ended March 31, 2001, respectively, and diluted earnings per share would have been $0.32 and $0.46, respectively.

2.   Inventories

     Inventories at March 31, 2002 and September 30, 2001 consist of the following:

                                         March 31,      September 30,
                                           2002             2001
                                           ----             ----

     Raw materials and supplies             69,330          56,660
     Work in process                        22,987          25,974
     Finished goods                         93,200          84,802
                                        -----------     -----------

                                         $ 185,517       $ 167,436
                                        ===========     ===========

3.   Intangible Assets

          As a result of SFAS 142, the Company is no longer amortizing approximately $957.5 million of goodwill as of March 31, 2002. The Company added approximately $99 million to intangibles and goodwill since September 31, 2001 (approximately $32 million to goodwill and $67 million to amortizable intangible assets). The Company is currently assessing the final allocation of purchase price premium to the various tangible and intangible assets for these acquisitions. In addition, the Company wrote off approximately $21 million in goodwill and intangibles in connection with the estimated loss on sale of VPT.

         Intangible assets are as follows:

                                                                March 31,         September 30,
                                                                  2002                2001
                                                                  ----                ----
Proprietary technology                                               130,529             109,376
Trademarks                                                            73,500              58,894
Patents                                                               45,874              28,547
Licenses                                                              12,841              10,703
Drawings                                                              11,707              11,486
Non-compete agreements                                                14,294              13,240
Other                                                                 19,667              10,611
Less: Accumulated amortization                                       (63,285)            (53,389)
                                                             ----------------    ----------------
Net amortizable intangible assets                                    245,127             189,468
Unamortizable intangible assets (goodwill)                           957,531             950,866
                                                             ----------------    ----------------
                                                                 $ 1,202,658         $ 1,140,334
                                                             ================    ================

        Intangible assets at March 31, 2002 by business segment are as follows:

                                                           Clinical            Labware &        Laboratory
                                                          Diagnostics         LifeScience        Equipment         Consolidated
                                                          -----------         -----------        ---------         ------------
Proprietary technology                                         109,561              12,222             8,746             130,529
Less: Accumulated amortization                                 (18,026)             (3,217)           (1,145)            (22,388)
                                                        ----------------    ----------------  ----------------   -----------------
   Net proprietary technology                                   91,535               9,005             7,601             108,141
                                                        ----------------    ----------------  ----------------   -----------------

Trademarks                                                      14,270              48,127            11,103              73,500
Less: Accumulated amortization                                  (1,096)             (9,470)           (3,808)            (14,374)
                                                        ----------------    ----------------  ----------------   -----------------
   Net trademarks                                               13,174              38,657             7,295              59,126
                                                        ----------------    ----------------  ----------------   -----------------

Patents                                                         31,749              12,633             1,492              45,874
Less: Accumulated amortization                                  (2,937)             (1,915)             (459)             (5,311)
                                                        ----------------    ----------------  ----------------   -----------------
   Net patents                                                  28,812              10,718             1,033              40,563
                                                        ----------------    ----------------  ----------------   -----------------

Licenses                                                        10,514               2,327               -                12,841
Less: Accumulated amortization                                  (3,214)                (99)              -                (3,313)
                                                        ----------------    ----------------  ----------------   -----------------
   Net licenses                                                  7,300               2,228               -                 9,528
                                                        ----------------    ----------------  ----------------   -----------------

Drawings                                                           -                   407            11,300              11,707
Less: Accumulated amortization                                     -                  (125)           (5,462)             (5,587)
                                                        ----------------    ----------------  ----------------   -----------------
   Net drawings                                                    -                   282             5,838               6,120
                                                        ----------------    ----------------  ----------------   -----------------

Non-compete agreements                                           7,613               6,482               199              14,294
Less: Accumulated amortization                                  (3,345)             (3,709)             (127)             (7,181)
                                                        ----------------    ----------------  ----------------   -----------------
   Net non-compete agreements                                    4,268               2,773                72               7,113
                                                        ----------------    ----------------  ----------------   -----------------

Other identifiable intangible assets (a)                           282               3,073               -                 3,355
Less: Accumulated amortization                                     (92)             (2,199)              -                (2,291)
                                                        ----------------    ----------------  ----------------   -----------------
   Net other identifiable intangibles (a)                          190                 874               -                 1,064
                                                        ----------------    ----------------  ----------------   -----------------

Net amortizable intangible assets (a)                       $  145,279          $   64,537        $   21,839         $   231,655
                                                        ================    ================  ================   =================

Excess cost over net asset values acquired (goodwill)       $  505,184          $  369,863        $   82,484         $   957,531
                                                        ----------------    ----------------  ----------------   -----------------
Unamortizable intangible assets                                505,184             369,863            82,484             957,531
                                                        ================    ================  ================   =================

         Note (a): At March 31, 2002, Apogent Corporate Office had $16,312 of amortizable other identifiable intangible assets and $2,840 of related accumulated amortization that was not allocated to any of the business segments.

         Amortization expense relating to the existing identifiable intangible assets for each of the next five years is expected to be $19,519, $18,325, $16,974, $12,657, and $11,008, respectively.

4.   Acquisitions

         During the six months ended March 31, 2002, the Company completed six acquisitions for cash. The aggregate purchase price for these acquiitions, net of cash acquired, was approximately $112 million. None of the acquisitions were considered individually significant. The total goodwill and identifiable intangibles assets for the acquired companies were approximately $87 million. The intangible assets will be amortized over their expected lives ranging from 3 to 20 years. The following table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

             Business Segment:                                        Operating  Total     Type of
             Company Acquired               Acquisition Date   Sales    Income   Assets  Acquisition
             ----------------               ----------------   -----    ------   ------  -----------
Clinical Diagnostics:
Chromacol Limited, Epsom Glass
Industries Limited, and Amchro Inc.           October 2001      $9,900      $350   $5,079   Stock
Forefront Diagnostics, Inc.                  November 2001       6,300     1,700    9,900   Stock
Separation Technology, Inc.                   January 2002       3,200     1,000    3,000   Stock
Capitol Vial, Inc.                           February 2002      27,000     9,600   26,200   Stock

Labware and Life Sciences:
Cosmotec Co. Ltd.                             October 2001      10,500     2,500    2,600   Stock
Barden Engineering                            October 2001         570       130      540   Asset

5.   Discontinued Operations

     During March 2002, we made the decision to sell our vacuum deposition chamber business, Vacuum Process Technology, Inc. ("VPT"), sometime within the next twelve months. The decision was made following a recent slow-down in the telecommunications industry, in which VPT targets a majority of its products, and as a result, the business no longer meets the Company's strategic requirements. In connection with the discontinuance of this business we incurred a one-time charge of $13,200, net of income tax benefit of $7,600 related to the write down of net assets to realizable value. The decision to sell VPT represents a disposal of long-lived assets and disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated. For business reporting purposes, VPT was previously classified in the Clinical Diagnostics business segment. Operating results from VPT for the three months and six months ended March 31, 2002 and 2001 were as follows:

                                     Three Months Ended            Six Months Ended
                                          March 31,                     March 31,
                                    2002            2001           2002            2001
                                    ----            ----           ----            ----
Net Sales                           $    492       $  5,125       $  1,972       $  8,400
Gross Profit                             (18)         1,197            300          1,883
Pretax income (loss)                    (744)           799           (944)         1,226
Income tax benefit (expense)             290           (312)           368           (479)
Net income (loss)                       (454)           487           (576)           747

     Assets and liabilities of VPT were as follows:

                                             March 31,     September 30,
                                               2002            2001
                                               ----            ----

     Current assets                           $  4,424      $  6,296
     Property, plant and equipment, net            881           912
     Intangible assets                              -         21,023
     Total assets                                6,157        29,083
     Current liabilities                            70         2,392
     Total liabilities                              70         3,954

     Net sales from VPT for the quarters ended June 30 and September 30, 2001 were $5,135 and $1,837 respectively. Net sales from VPT for the year ended September 30, 2001 were $15,372. Net income (loss) from VPT for the quarters ended June 30 and September 30, 2001 were $397 and ($154), respectively. Net income from VPT for the year ended September 30, 2001 was $990.

6.   Restructuring

     In March 2002, the Company recorded a restructuring charge of approximately $5,300 (approximately $3,350 net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charge was classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $3,700 related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities. The selling, general and administrative component of approximately $1,600 related to severance associated with non-production employees as well as certain lease terminations and other shut-down costs. Restructuring activity is as follows:

                                                          Fixed
                           Severance     Inventory        Assets         Facility
                              (a)           (b)            (b)         Closure Costs        Other          Total
                          ------------  -------------  -------------   -------------   -------------  -------------
2002 Restructuring
     charge                   $ 1,200        $ 2,400        $   300          $1,400          $    -        $ 5,300
2002 Cash payments
                                  600              -              -             100               -            700
2002 Non-cash charges               -            500            100               -               -            600
                          ------------  -------------  -------------    ------------   -------------  -------------

March 31, 2002 balance        $   600        $ 1,900        $   200          $1,300          $    -        $ 4,000
                          ============  =============  =============    ============   =============  =============

(a) Amount represents severance and termination costs for 104 terminated employees (primarily sales, marketing and manufacturing personnel). As of March 31, 2002, 20 employees have been terminated as a result of the restructuring plan.
(b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c) Amount represents lease payments and other facility closure costs costs on exited operations.

7.   Long-Term Debt

     On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year, beginning April 15, 2002. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based upon specified factors including but not limited to the sale price of the Company's common stock, trading prices of the CODES, maintenance of the Company's credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of the Company's U.S. subsidiaries guarantee the Company's obligations under the CODES. The proceeds from the issuance were used to pay down the outstanding balance on our Revolving Credit Facility, and for general corporate purposes.

8.   SEGMENT INFORMATION

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

         Products in the labware and life sciences business segment include approximately 4,900 items, including reusable plastic products (bottles, carboys, graduated ware, beakers and flasks) and disposable plastic products (microfiltration and cryogenic storage products). Other labware products include products for critical packaging applications (bottles for packaging diagnostic and other reagents, media, pharmaceuticals and specialty chemicals), safety products (hazard labeled containers and biohazard disposal products), environmental containers, autosampler vials and seals used in chromatography analysis, and glass products for research and industrial applications, manufactured and sold through our joint venture with Kimble Glass. Life sciences products include applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling and high throughput screening for pharmaceutical drug discovery.

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

         During the quarter ended March 31, 2002, the Company changed its reporting business segments by moving its Genevac subsidiary from the labware and life sciences segment to the laboratory equipment segment. This change aligns the Company's financial reporting with the management of its operational activity. All historical financial information for the three and six months ended March 31, 2001 has been restated to reflect this change.

         The costs of some corporate functions are allocated to the business segments at predetermined rates which approximate cost. Information on these business segments is summarized as follows:

                                                             Labware
                                               Clinical        and        Laboratory
                                             Diagnostics  Life Sciences    Equipment   Eliminations(a)      Other (a)       Total
                                             -----------  -------------   -----------  ---------------      ---------       -----
Three Months Ended March 31, 2002
Revenues:
   External customer                            $126,374     $  108,681   $   28,065       $     -          $      -   $    263,120
   Intersegment                                    1,606            252           57          (1,915)              -            -
        Total revenues                           127,980        108,933       28,122          (1,915)              -        263,120
Gross profit                                      59,352         54,311       12,414             -                 -        126,077
Selling general and administrative                27,047         30,121        6,872             -                 165       64,205
Operating income                                  32,305         24,190        5,542             -                (165)      61,872

Three Months Ended March 31, 2001
Revenues:
   External customer                             115,024         92,431       32,524             -                 -        239,979
   Intersegment                                    1,831            319          100          (2,250)              -            -
        Total revenues                           116,855         92,750       32,624          (2,250)              -        239,979
Gross profit                                      55,956         48,958       14,402             -                 -        119,316
Selling general and administrative                28,700         26,260        8,253             -                 69        63,282
Operating income                                  27,256         22,698        6,149             -                (69)       56,034

   (a) Includes the elimination of intercompany and unallocated corporate office activity.

                                                          Labware
                                          Clinical          and         Laboratory
                                         Diagnostics    Life Sciences    Equipment     Eliminations (a)   Other (a)         Total
                                         -----------    -------------    ---------     ---------------    ---------         -----
Six Months Ended March 31, 2002
Revenues:
   External customer                      $ 241,834      $ 204,132        $ 56,870        $    -         $      -       $   502,836
   Intersegment                                 -              -               -               -                -               -
        Total revenues                      241,834        204,132          56,870             -                -           502,836
Gross profit                                113,697        102,224          24,298             -                -           240,219
Selling general and administrative           51,018         56,474          13,435             -               367          121,294
Operating income                             62,679         45,750          10,863             -              (367)         118,925

Segment assets                              965,567        706,477         167,442             -           142,176        1,981,662

Six Months Ended March 31, 2001
Revenues:
   External customer                        221,617        173,664          62,183             -                 -          457,464
   Intersegment                               3,403            637             207          (4,247)              -                -
        Total revenues                      225,020        174,301          62,390          (4,247)              -          457,464
Gross profit                                106,927         90,471          27,191             -                 -          224,589
Selling general and administrative           54,602         49,619          15,549             -               (633)        119,137
Operating income                             52,325         40,852          11,642             -                633         105,452

  (a) Includes the elimination of intercompany and unallocated corporate office activity.

9.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The Company's material U.S. subsidiaries are guarantors to its Revolving Credit Facility and Senior Notes. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

         Below are the condensed consolidating balance sheets as of March 31, 2002 and September 30, 2001, statements of operations for the three and six months ended March 31, 2002 and 2001, and statements of cash flows for the six months ended March 31, 2002 and 2001, of Apogent Technologies Inc and its subsidiaries, reflecting the subsidiary guarantors for the Revolving Credit Facility and Senior Notes.

         Certain general corporate expenses have not been allocated to the subsidiaries, and are included under the Apogent Technologies Inc. heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance and tax liabilities. Income tax provisions for the subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Certain debt under which Apogent Technologies Inc. is listed as the debtor has been allocated to the Guarantor subsidiaries. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries or with Apogent Technologies Inc.

Condensed Consolidating Balance Sheets

                                                                                   As of March 31, 2002
                                                                                   ---------------------
                                                                                          Non
                                                    Apogent         Guarantor       Guarantor
(In thousands)                                   Technologies      Subsidiaries    Subsidiaries      Eliminations     Consolidated
                                                 ------------      ------------    ------------      ------------     ------------
                        Assets
                        ------
Current assets:
   Cash and cash equivalents                       $    18,113     $      14,441     $   9,861     $        -       $     42,415
   Accounts receivable, net                                  -           149,746        38,939              -            188,685
   Inventories,                                          1,262           153,917        35,667           (5,329)         185,517
   Other current assets                                 21,950            11,325         8,646              -             41,921
                                                   ------------    --------------    ----------    -------------    ------------
          Total current assets                          41,325           329,429        93,113           (5,329)         458,538

   Property, plant and equipment, net                   10,308           187,402        46,949              -            244,659
   Intangible assets                                    13,474           972,975       216,209              -          1,202,658
   Deferred income taxes                                 5,762               121           857              -              6,740
   Investment in subsidiaries                        2,065,405            43,492           -         (2,108,897)             -
   Other assets                                         55,193            12,947           927              -             69,067
                                                   ------------    --------------    ----------    -------------    ------------
          Total assets                             $ 2,191,467     $   1,546,366     $ 358,055     $ (2,114,226)    $  1,981,662
                                                   ============    ==============    ==========    =============    ============
       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
   Accounts payable                                $       593     $      35,327     $  10,981     $        -       $     46,901
   Current portion of long-term debt                       -              87,068            23              -             87,091
   Income taxes payable                                 12,108            36,313         5,934           (1,478)          52,877
   Accrued expenses and other current liabilities       23,323            33,330        23,097              -             79,750
                                                   ------------    --------------    ----------    -------------    ------------
          Total current liabilities                     36,024           192,038        40,035           (1,478)         266,619
                                                   ------------    --------------    ----------    -------------    ------------
   Long-term debt                                          -             658,150            22              -            658,172
   Securities lending agreement                         51,730               -             -                -             51,730
   Deferred income taxes                                77,477            24,758        12,580              -            114,815
   Other liabilities                                     2,963             3,833         1,423              -              8,219
   Net intercompany payable/(receivable)               782,658        (1,013,376)      230,718              -                -
   Commitments and contingent liabilities                                                                                    -
   Shareholders' equity
       Preferred stock                                     -                 -             -                -                -
       Common stock                                      1,065               -             -                -              1,065
       Equity rights                                       -                 -             -                -                -
       Additional paid-in-capital                      242,715         2,033,549        77,296       (2,090,250)         263,310
       Retained earnings (deficit)                     996,094          (352,586)       55,552          (22,498)         676,562
       Other comprehensive income                          741               -        (59,571)               -           (58,830)
       Treasury stock (at cost)                            -                 -             -                 -               -
                                                   ------------    --------------    ----------    -------------    ------------
          Total shareholders' equity                 1,240,615         1,680,963        73,277       (2,112,748)         882,107
                                                   ------------    --------------    ----------    -------------    ------------
          Total liabilities and shareholders'
            equity                                 $ 2,191,467     $   1,546,366     $ 358,055     $ (2,114,226)    $  1,981,662
                                                   ============    ==============    ==========    =============    ============

                                                                        As of September 30, 2001
                                                                        ------------------------
                                                                                    Non
                                              Apogent           Guarantor        Guarantor
(In thousands)                              Technologies       Subsidiaries     Subsidiaries    Eliminations          Consolidated
                                            ------------       ------------     ------------    ------------          ------------
                Assts
                -----
Current assets:
   Cash and cash equivalents                $       4,145        $        -         $  10,699      $    (5,652)        $     9,192
   Accounts receivable, net                           -               146,981          36,297                 -            183,278
   Inventories, net                                 1,263             136,906          33,335           (4,068)            167,436
   Other current assets                            15,010              13,458           5,969             (406)             34,031
                                            --------------       -------------      ----------     ------------        ------------
          Total current assets                     20,418             297,345          86,300          (10,126)            393,937

   Property, plant and equipment, net               9,553             169,032          45,102              -               223,687
   Intangible assets                                7,003             913,651         219,680              -             1,140,334
   Deferred income taxes                            6,147                   -             -                -                 6,147
   Investment in subsidiaries                   1,593,800              46,461             -         (1,640,261)                -
   Other assets                                    58,605              11,543             885              -                71,033
                                            --------------       -------------      ----------     ------------        ------------
          Total assets                      $   1,695,526        $  1,438,032       $ 351,967      $(1,650,387)        $ 1,835,138
                                            ==============       =============      ==========     ============        ============
       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:

   Accounts payable                         $         787        $     46,802       $  11,885      $    (5,652)        $    53,822
   Current portion of long-term debt                  378              73,228              36              -                73,642
   Income taxes payable                            33,432                 -             6,638           (1,323)             38,747
   Accrued expenses and other current
   liabilities                                     33,784              28,603          14,968              -                77,355
                                            --------------       -------------      ----------     ------------        ------------
          Total current liabilities                68,381             148,633          33,527           (6,975)            243,566
                                            --------------       -------------      ----------     ------------        ------------
   Long-term debt                                     -               583,765              23              -               583,788
   Securities lending agreement                    55,072                 -               -                -                55,072
   Deferred income taxes                           74,411              20,778          12,031              -               107,220
   Other liabilities                                3,231               2,453           1,318              -                 7,002
   Net intercompany payable/(receivable)          375,705            (599,911)        224,169               37                 -
   Commitments and contingent liabilities                                                                                      -
   Shareholders' equity
     Preferred stock                                  -                   -               -                -                   -
     Common stock                                   1,059                 -               -                -                 1,059
     Equity rights                                    -                   -               -                -                   -
     Additional paid-in-capital                   234,166           1,561,854          80,265       (1,621,648)            254,637
     Retained earnings (deficit)                  880,299            (279,540)         48,684          (21,801)            627,642
     Other comprehensive income                     3,202                 -           (48,050)             -               (44,848)
     Treasury stock (at cost)                         -                   -               -                -                   -
                                            --------------       -------------      ----------     ------------        ------------
        Total shareholders' equity              1,118,726           1,282,314          80,899       (1,643,449)            838,490
                                            --------------       -------------      ----------     ------------        ------------
        Total liabilities and shareholders'
         equity                               $  1,695,526        $  1,438,032       $ 351,967      $(1,650,387)        $ 1,835,138
                                            ==============       =============      ==========     ============        ============

Condensed Consolidating Statements of Operations

                                                             For the Three Months Ended March 31, 2002
                                                             -----------------------------------------
                                                                                 Non
                                            Apogent          Guarantor         Guarantor
(In thousands)                            Technologies     Subsidiaries       Subsidiaries      Eliminations         Consolidated
                                          ------------     ------------       ------------      ------------         -------------
Net sales                                     $     -         $   224,765         $   56,761       $  (18,406)        $   263,120
Cost of sales                                       -             121,322             33,533          (17,812)            137,043
                                              ----------      ------------        -----------      -----------        ------------
        Gross profit                                -             103,443             23,228             (594)            126,077
Selling, general and administrative
expenses                                          9,159            41,950             13,096              -                64,205
                                              ----------      ------------        -----------      -----------        ------------
Operating income                                 (9,159)           61,493             10,132             (594)             61,872
Other income (expense):
         Interest expense                           -             (10,344)                45              -              (10,299)
         Other, net                                 -                (127)                13              -                 (114)

Income before income taxes,
 discontinued operations                      ----------      ------------        -----------      -----------        ------------
 and extraordinary items                        (9,159)            51,022             10,190             (594)             51,459
Income taxes                                    (3,565)            18,878              3,770             (231)             18,852
                                              ----------      ------------        -----------      -----------        ------------
Income from continuing operations
 before extraordinary items                     (5,594)            32,144              6,420             (363)             32,607
Loss from discontinued operations                  -              (13,654)               -                -               (13,654)
                                              ----------      ------------        -----------      -----------        ------------
Income before extraordinary items               (5,594)            18,490              6,420             (363)             18,953
Extraordinary item                                 -                  -                  -                -                   -
                                              ----------      ------------        -----------      -----------        ------------
Net income                                    $ (5,594)        $   18,490         $    6,420       $     (363)         $   18,953
                                              ==========      ============        ===========      ===========        ============

                                                                 For the Three Months Ended March 31, 2001
                                                                 -----------------------------------------
                                                                                    Non
                                                Apogent          Guarantor       Guarantor
(In thousands)                                Technologies     Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                              ------------     ------------     ------------    ------------     ------------
Net sales                                       $       -         $   208,564       $   44,594    $   (13,179)      $   239,979
Cost of sales                                           -             107,458           26,204        (12,999)          120,663
                                              ------------        -----------       ----------    ------------      -----------

         Gross profit                                   -             101,106           18,390           (180)          119,316
Selling, general and administrative
expenses                                            11,417             41,956            9,909            -              63,282
                                              ------------        -----------       ----------    ------------      -----------
Operating income
                                                   (11,417)            59,150            8,481           (180)           56,034
Other income (expense):
         Interest expense                               -             (11,864)            -               -             (11,864)
         Other, net                                  4,373              1,489            (514)            -               5,348
                                              ------------        -----------       ----------    ------------      -----------
Income before income taxes, discontinued
 operations and extraordinary items                 (7,044)            48,775            7,967           (180)           49,518

Income taxes                                        (2,889)            19,517            3,187            -              19,815
                                              ------------        -----------       ----------    ------------      -----------
Income from continuing operations before
     extraordinary items
                                                    (4,155)            29,258            4,780           (180)           29,703
Loss from discontinued operations
                                                      (838)               487              -              -                (351)
                                              ------------        -----------       ----------    ------------      -----------
Income before extraordinary items
                                                    (4,993)            29,745            4,780           (180)           29,352
Extraordinary item
                                                        -                 -                -              -                -
                                              ------------        -----------       ----------    ------------      -----------
Net income                                      $   (4,993)        $   29,745       $    4,780     $     (180)       $   29,352
                                              ============        ===========       ==========    ============      ===========

                                                                  For the Six Months Ended March 31, 2002
                                                                  ---------------------------------------
                                                                                    Non
                                               Apogent           Guarantor        Guarantor
(In thousands)                               Technologies      Subsidiaries      Subsidiaries     Eliminations      Consolidated
                                             ------------      ------------      ------------     ------------      ------------
Net sales                                        $     -         $   428,984        $  109,136      $   (35,284)       $   502,836
Cost of sales                                          -             231,471            65,169          (34,023)           262,617
                                                 -----------     ------------       -----------     ------------       ------------
         Gross profit                                  -             197,513            43,967           (1,261)           240,219
Selling, general and administrative
expenses                                            14,942            80,095            26,257              -              121,294
                                                 -----------     ------------       -----------     ------------       ------------

Operating income                                   (14,942)          117,418            17,710           (1,261)           118,925

Other income (expense):
         Interest expense                              -             (20,548)               17              -              (20,531)
         Other, net                                    (31)              542                21              -                  532
                                                 -----------     ------------       -----------     ------------       ------------
Income before income taxes, discontinued
 operations and extraordinary items                (14,973)           97,412            17,748           (1,261)            98,926
Income taxes                                        (5,815)           36,042             6,567             (564)            36,230
                                                 -----------     ------------       -----------     ------------       ------------
Income from continuing operations before
     extraordinary items                            (9,158)           61,370            11,181             (697)            62,696
Loss from discontinued operations                      -             (13,776)              -                -              (13,776)
                                                 -----------     ------------       -----------     ------------       ------------
Income before extraordinary items                   (9,158)           47,594            11,181             (697)            48,920
Extraordinary item                                     -                 -                 -                -                  -
                                                 -----------     ------------       -----------     ------------       ------------
Net income                                       $  (9,158)        $  47,594        $   11,181       $     (697)        $   48,920
                                                 ===========     ============       ===========     ============       ============

                                                              For the Six Months Ended March 31, 2001
                                                              ---------------------------------------
                                                                                  Non
                                            Apogent           Guarantor         Guarantor
(In thousands)                            Technologies       Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                          ------------       ------------      ------------     ------------     ------------
Net sales                                      $   -            $  402,041        $   79,517     $   (24,094)      $   457,464
Cost of
sales                                              -               209,488            46,604         (23,217)          232,875
                                              -----------       -----------       -----------    ------------      ------------

         Gross profit                              -               192,553            32,913            (877)          224,589
Selling, general and administrative
expenses                                          16,035            84,530            18,572                           119,137
                                              -----------       -----------       -----------    ------------      ------------

Operating income                                 (16,035)          108,023            14,341            (877)          105,452
Other income (expense):
         Interest expense                            -             (24,377)              (15)             -            (24,392)
         Other, net                                3,785             1,630              (398)             -              5,017
                                               ----------       -----------       -----------    ------------      ------------
Income before income taxes, discontinued
 operations and extraordinary items              (12,250)           85,276            13,928            (877)           86,077
Income taxes                                      (5,251)           34,127             5,571              -             34,447
                                               ----------       -----------       -----------    ------------      ------------
Income from continuing operations before
     extraordinary items                          (6,999)           51,149             8,357            (877)           51,630
Loss from discontinued operations                (11,824)              747               -                -            (11,077)
                                               ----------       -----------       -----------    ------------      ------------
Income before extraordinary items                (18,823)           51,896             8,357            (877)           40,553
Extraordinary item                                   -                (745)              -                -               (745)
                                               ----------       -----------       -----------    ------------      ------------
Net income                                     $ (18,823)       $   51,151        $    8,357      $     (877)      $    39,808
                                               ==========       ===========       ===========    ============      ============

                Condensed Consolidating Statements of Cash Flows

                                                                        For the Six Months Ended March 31, 2002
                                                                        ---------------------------------------
                                                                                                               Non
                                                                       Apogent            Guarantor         Guarantor
(In thousands)                                                       Technologies        Subsidiaries      Subsidiaries
                                                                     ------------        ------------      ------------
Cash flows (used by) provided by operating activities:                   $   13,563          $   58,915        $  11,613
                                                                     ---------------    ----------------  ---------------
Cash flows from investing activities:
     Capital expenditures                                                    (1,040)            (11,578)          (5,152)
     Proceeds from sales of property, plant and equipment                       -                   113              212
     Net payments for businesses acquired                                       -              (113,780)              -
                                                                     ---------------    ----------------  ---------------
         Net cash provided by (used in) investing activities                 (1,040)           (125,245)          (4,940)
                                                                     ---------------    ----------------  ---------------
Cash flows from financing activities:
     Proceeds from long-term debt                                               -               479,500               -
     Principal payments on long-term debt                                       -              (396,298)             (12)
     Proceeds from the exercise of stock options                              4,787                 -                 -
     Other                                                                   (3,342)              3,078               -
                                                                     ---------------    ----------------  ---------------
         Net cash provided by (used in) financing activities                  1,445              86,280              (12)
Effect of exchange rate on cash and cash equivalents                            -                   -             (7,499)
                                                                     ---------------    ----------------  ---------------
Net  (decrease) increase in cash and cash equivalents                        13,968              19,950             (838)
Cash and cash equivalents at beginning of year                                4,145              (5,509)          10,699
                                                                     ---------------    ----------------  ---------------

Cash and cash equivalents at end of year                                 $   18,113          $   14,441        $   9,861
                                                                     ===============    ================  ===============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                            $                   $   17,654        $     165
                                                                     ===============    ================  ================
     Income taxes                                                        $   12,961          $      390        $   5,754
                                                                     ===============    ================  ================
Capital lease obligations incurred                                       $                   $      117        $      -
                                                                     ===============    ================  ================

(In thousands)                                                      Eliminations      Consolidated
                                                                    ------------      ------------
Cash flows (used by) provided by operating activities:                $       -        $   84,091
                                                                   ----------------  -------------
Cash flows from investing activities:
     Capital expenditures                                                     -           (17,770)
     Proceeds from sales of property, plant and equipment                     -               325
     Net payments for businesses acquired                                     -          (113,780)
                                                                   ----------------  -------------
         Net cash provided by (used in) investing activities                  -          (131,225)
                                                                   ----------------  -------------
Cash flows from financing activities:
     Proceeds from long-term debt                                             -           479,500
     Principal payments on long-term debt                                     -          (396,310)
     Proceeds from the exercise of stock options                              -             4,787
     Other                                                                    -              (264)
                                                                   ----------------  -------------
         Net cash provided by (used in) financing activities                  -            87,713
Effect of exchange rate on cash and cash equivalents                          -            (7,499)
                                                                   ----------------  -------------
Net (decrease) increase in cash and cash equivalents                          -            33,080
Cash and cash equivalents at beginning of year                                -             9,335
                                                                   ----------------  -------------

Cash and cash equivalents at end of year                              $       -        $   42,415
                                                                   ================  =============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                         $       -        $   17,819
                                                                   ================  =============
     Income taxes                                                     $       -        $   19,105
                                                                   ================  =============
Capital lease obligations incurred                                    $       -         $     117
                                                                   ================  =============

                                                                            For the Six Months Ended March 31, 2001
                                                                            ---------------------------------------
                                                                                                                 Non
                                                                       Apogent             Guarantor           Guarantor
(In thousands)                                                       Technologies        Subsidiaries         Subsidiaries
                                                                     ------------        ------------         ------------
Cash flows provided by operating activities:                           $   (52,215)         $   111,617         $   5,867
                                                                     ---------------    ----------------  ----------------
Cash flows from investing activities:
     Capital expenditures                                                   (6,738)            (13,712)            (3,721)
     Proceeds from sales of property, plant and equipment                    9,679               1,017                 35
     Net cash inflow from SDS                                               46,394                 -                   -
     Net payments for businesses acquired                                      -               (51,206)                -
                                                                     ---------------    ----------------  ----------------
         Net cash used in investing activities                              49,335             (63,901)            (3,686)
                                                                     ---------------    ----------------  ----------------
Cash flows from financing activities:
     Proceeds from long-term debt                                              -               693,159                 -
     Principal payments on long-term debt                                      -              (739,629)               (23)
     Proceeds from the exercise of stock options                             2,304                 -                   -
     Other                                                                  (1,042)             (3,900)                -
                                                                     ---------------    ----------------  ----------------
         Net cash provided by financing activities                           1,262             (50,370)               (23)
Effect of exchange rate on cash and cash equivalents                           -                   -                1,816
                                                                     ---------------    ----------------  ----------------
Net (decrease) increase in cash and cash equivalents                        (1,618)             (2,654)             3,974
Cash and cash equivalents at beginning of year                               7,086              (2,577)             7,902
                                                                     ---------------    ----------------  ----------------
Cash and cash equivalents at end of year                               $     5,468          $   (5,231)         $  11,876
                                                                     ===============    ================  ================

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                          $       -            $   25,410          $     255
                                                                     ===============    ================  ================
     Income taxes                                                      $    21,147          $      -            $      -
                                                                     ===============    ================  ================

Capital lease obligations incurred                                     $       -            $      -            $      -
                                                                     ===============    ================  ================

(In thousands)                                                    Eliminations         Consolidated
                                                                  ------------         ------------
Cash flows provided by operating activities:                       $       -           $   65,269
                                                                ----------------     -------------
Cash flows from investing activities:
     Capital expenditures                                                  -              (24,171)
     Proceeds from sales of property, plant and equipment                  -               10,731
     Net cash inflow from SDS                                              -               46,394
     Net payments for businesses acquired                                  -              (51,206)
                                                                ----------------     -------------
         Net cash used in investing activities                             -              (18,252)
                                                                ----------------     -------------
Cash flows from financing activities:
     Proceeds from long-term debt                                          -              693,159
     Principal payments on long-term debt                                  -             (739,652)
     Proceeds from the exercise of stock options                           -                2,304
     Other                                                                 -               (4,942)
                                                                ----------------     -------------
         Net cash provided by financing activities                         -              (49,131)
Effect of exchange rate on cash and cash equivalents                       -                1,816
                                                                ----------------     -------------
Net (decrease) increase in cash and cash equivalents                       -                 (298)
Cash and cash equivalents at beginning of year                             -               12,411
                                                                ----------------     -------------
Cash and cash equivalents at end of year                           $       -           $   12,113
                                                                ================     =============
Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                      $       -           $   25,665
                                                                ================     =============
     Income taxes                                                  $       -           $   21,147
                                                                ================     =============

Capital lease obligations incurred                                 $       -            $      -
                                                                ================     =============

          A majority of the Company's material U.S. subsidiaries are guarantors to its CODES. However, certain recently acquired subsidiaries are guarantors under the Senior Notes and Revolving Credit Facility but are currently non-guarantors under the CODES. This variation in guarantors may continue intermittently while our resale registration statement for the CODES remains effective with the Securities and Exchange Commission. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

          Below are the condensed consolidating balance sheets as of March 31, 2002 and September 30, 2001, statements of operations for the three and six months ended March 31, 2002 and 2001, and statements of cash flows for the six months ended March 31, 2002 and 2001, of Apogent Technologies Inc and its subsidiaries, reflecting the subsidiary guarantors for the CODES.

          Certain general corporate expenses have not been allocated to the subsidiaries, and are included under the Apogent Technologies Inc. heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance and tax liabilities. Income tax provisions for the subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Certain debt under which Apogent Technologies Inc. is listed as the debtor has been allocated to the Guarantor subsidiaries. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries or with Apogent Technologies Inc.

           Condensed Consolidating Balance Sheets

                                                                               As of March 31, 2002
                                                                               --------------------
                                                                                         Non
                                                       Apogent        Guarantor       Guarantor
(In thousands)                                       Technologies    Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                                     ------------    ------------    ------------   ------------     ------------
                   Assets
                   ------
Current assets:
   Cash and cash equivalents                        $      18,113   $      12,737   $      11,565   $         -      $      42,415
   Accounts receivable, net                                   -           146,432          42,253             -            188,685
   Inventories, net                                         1,262         149,851          39,733          (5,329)         185,517
   Other current assets                                    21,950          11,325           8,646             -             41,921
                                                   --------------- --------------- --------------- ---------------  ---------------
       Total current assets                                41,325         320,345         102,197          (5,329)         458,538

   Property, plant and equipment, net                      10,308         170,329          64,022             -            244,659
   Intangible assets                                       13,474         923,291         265,893             -          1,202,658
   Deferred income taxes                                    5,762             121             857             -              6,740
   Investment in subsidiaries                           2,065,405          43,492             -        (2,108,897)             -
   Other assets                                            55,193          12,947             927             -             69,067
                                                   --------------- --------------- --------------- ---------------  ---------------
       Total assets                                 $   2,191,467   $   1,470,525   $     433,896   $  (2,114,226)   $   1,981,662
                                                   =============== =============== =============== ===============  ===============
     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable                                 $         593   $      34,443   $      11,865   $         -      $      46,901
   Current portion of long-term debt                          -            84,120           2,971             -             87,091
   Income taxes payable                                    12,108          36,205           6,042          (1,478)          52,877
   Accrued expenses and other current liabilities          23,323          32,992          23,435             -             79,750
                                                   --------------- --------------- --------------- ---------------  ---------------
        Total current liabilities                          36,024         187,760          44,313          (1,478)         266,619
                                                   --------------- --------------- --------------- ---------------  ---------------

   Long-term debt                                             -           658,150              22             -            658,172
   Securities lending agreement                            51,730             -               -               -             51,730
   Deferred income taxes                                   77,477          24,758          12,580             -            114,815
   Other liabilities                                        2,963           3,833           1,423             -              8,219
   Net intercompany payable/(receivable)                  782,658      (1,084,939)        302,281             -                -
   Commitments and contingent liabilities                                                                                      -
   Shareholders' equity
     Preferred stock                                           -              -               -               -                -
     Common stock                                           1,065             -               -               -              1,065
     Equity rights                                           -                -               -               -                -
     Additional paid-in-capital                           242,715       2,033,549          77,296      (2,090,250)         263,310
     Retained earnings (deficit)                          996,094        (352,586)         55,552         (22,498)         676,562
     Other comprehensive income                               741             -           (59,571)            -            (58,830)
     Treasury stock (at cost)                                 -               -               -               -                -
                                                   --------------- --------------- --------------- ---------------  ---------------
       Total shareholders' equity                       1,240,615       1,680,963          73,277      (2,112,748)         882,107
                                                   --------------- --------------- --------------- ---------------  ---------------
       Total liabilities and shareholders' equity   $   2,191,467   $   1,470,525   $     433,896   $  (2,114,226)   $   1,981,662
                                                   =============== =============== =============== ===============  ===============

           Condensed Consolidating Balance Sheets - Continued

                                                                            As of September 30, 2001
                                                                            ------------------------
                                                                                       Non
                                                        Apogent       Guarantor      Guarantor
(In thousands)                                       Technologies    Subsidiaries   Subsidiaries    Eliminations     Consolidated
                                                     ------------    ------------   ------------    ------------     ------------
                   Assets
                  -------
Current assets:
   Cash and cash equivalents                        $       4,145   $         -     $      10,699   $      (5,652)   $       9,192
   Accounts receivable, net                                  -            146,981          36,297             -            183,278
   Inventories, net                                         1,263         136,906          33,335          (4,068)         167,436
   Other current assets
                                                           15,010          13,458           5,969            (406)          34,031
                                                   --------------- --------------- --------------- ---------------  ---------------
        Total current assets                               20,418         297,345          86,300         (10,126)         393,937

   Property, plant and equipment, net                       9,553         169,032          45,102             -            223,687
   Intangible assets                                        7,003         913,651         219,680             -          1,140,334
   Deferred income taxes                                    6,147             -               -               -              6,147
   Investment in subsidiaries                           1,593,800          46,461             -        (1,640,261)             -
   Other assets                                            58,605          11,543             885             -             71,033
                                                   --------------- --------------- --------------- ---------------  ---------------
        Total assets                                $   1,695,526   $   1,438,032   $     351,967   $  (1,650,387)   $   1,835,138
                                                   =============== =============== =============== ===============  ===============
       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
   Accounts payable                                 $         787   $      46,802   $      11,885   $      (5,652)   $      53,822
   Current portion of long-term debt                          378          73,228              36            -              73,642
   Income taxes payable                                    33,432             -             6,638          (1,323)          38,747
   Accrued expenses and other current liabilities          33,784          28,603          14,968             -             77,355
                                                   --------------- --------------- --------------- ---------------  ---------------
        Total current liabilities                          68,381         148,633          33,527          (6,975)         243,566
                                                   --------------- --------------- --------------- ---------------  ---------------

   Long-term debt                                            -            583,765              23             -            583,788
   Securities lending agreement                            55,072             -              -                -             55,072
   Deferred income taxes                                   74,411          20,778          12,031             -            107,220
   Other liabilities                                        3,231           2,453           1,318             -              7,002
   Net intercompany payable/(receivable)                  375,705        (599,911)        224,169              37              -
   Commitments and contingent liabilities                                                                                      -
   Shareholders' equity
     Preferred stock                                         -                -               -               -                -
     Common stock                                          1,059              -               -               -              1,059
     Equity rights                                         -                  -               -               -                -
     Additional paid-in-capital                           234,166       1,561,854          80,265      (1,621,648)         254,637
     Retained earnings (deficit)                          880,299        (279,540)         48,684         (21,801)         627,642
     Other comprehensive income                             3,202             -           (48,050)            -            (44,848)
     Treasury stock (at cost)                                 -               -                -              -                -
                                                   --------------- --------------- --------------- ---------------  ---------------
        Total shareholders' equity                      1,118,726       1,282,314          80,899      (1,643,449)         838,490
                                                   --------------- --------------- --------------- ---------------  ---------------
        Total liabilities and shareholders' equity  $   1,695,526   $   1,438,032   $     351,967   $  (1,650,387)   $   1,835,138
                                                   =============== =============== =============== ===============  ===============

           Condensed Consolidating Statements of Operations

                                                                       For the Three Months Ended March 31, 2002
                                                                       -----------------------------------------
                                                                                         Non
                                                          Apogent      Guarantor       Guarantor
(In thousands)                                          Technologies  Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                       ------------  -------------   --------------  -------------  --------------

Net sales                                               $      -      $    221,941    $     59,585    $   (18,406)   $    263,120
Cost of sales                                                  -           119,580          35,275        (17,812)        137,043
                                                       ------------  --------------  --------------  -------------  --------------

     Gross profit                                              -           102,361          24,310           (594)        126,077

Selling, general and administrative expenses                 9,159          41,671          13,375            -            64,205
                                                       ------------  --------------  --------------  -------------  --------------

Operating income                                            (9,159)         60,690          10,935           (594)         61,872
Other income (expense):
     Interest expense                                          -           (10,344)             45            -           (10,299)
     Other, net                                                -              (127)             13            -              (114)
                                                       ------------  --------------  --------------  -------------  --------------
Income before income taxes, discontinued operations
  and extraordinary items                                   (9,159)         50,219          10,993           (594)         51,459
Income taxes                                                (3,565)         18,581           4,067           (231)         18,852
                                                       ------------  --------------  --------------  -------------  --------------
Income from continuing operations before
     extraordinary items                                    (5,594)         31,638           6,926           (363)         32,607
Loss from discontinued operations                              -           (13,654)            -             -            (13,654)
                                                       ------------  --------------  --------------  -------------  --------------
Income before extraordinary items                           (5,594)         17,984           6,926           (363)         18,953
Extraordinary item                                             -               -               -              -               -
                                                       ------------  --------------  --------------  -------------  --------------

Net income                                              $   (5,594)   $     17,984    $      6,926    $      (363)   $     18,953
                                                       ============  ==============  ==============  =============  ==============

                                                                          For the Three Months Ended March 31, 2001
                                                                          -----------------------------------------
                                                                                         Non
                                                           Apogent     Guarantor      Guarantor
(In thousands)                                          Technologies  Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                        ------------  ------------   ------------    ------------    --------------

Net sales                                               $      -      $    208,564    $   44,594      $   (13,179)    $    239,979
Cost of sales                                                  -           107,458        26,204          (12,999)         120,663
                                                       ------------  --------------  --------------  -------------   --------------

    Gross profit                                               -           101,106        18,390             (180)         119,316

Selling, general and administrative expenses                11,417          41,956         9,909              -             63,282
                                                       ------------  --------------  --------------  -------------   --------------

Operating income                                           (11,417)         59,150         8,481             (180)          56,034
Other income (expense):
    Interest expense                                           -           (11,864)          -                -            (11,864)
    Other, net                                               4,373           1,489          (514)             -              5,348
                                                       ------------  --------------  --------------  -------------   --------------
Income before income taxes, discontinued operations
  and extraordinary items                                   (7,044)         48,775         7,967             (180)          49,518
Income taxes                                                (2,889)         19,517         3,187              -             19,815
                                                       ------------  --------------  --------------  -------------   --------------
Income from continuing operations before
    extraordinary items                                     (4,155)         29,258         4,780             (180)          29,703
Loss from discontinued operations                             (838)            487           -                -               (351)
                                                       ------------  --------------  --------------  -------------   --------------
Income before extraordinary items                           (4,993)         29,745         4,780             (180)          29,352
Extraordinary item                                             -               -             -                -                -
                                                       ------------  --------------  --------------  -------------   --------------

Net income                                              $   (4,993)   $     29,745     $    4,780     $      (180)    $     29,352
                                                       ============  ==============  ==============  ==============  ==============

           Condensed Consolidating Statements of Operations - Continued

                                                                        For the Six Months Ended March 31, 2002
                                                                        ---------------------------------------
                                                                                         Non
                                                          Apogent      Guarantor      Guarantor
(In thousands)                                         Technologies  Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                       ------------  --------------  --------------  -------------  --------------

Net sales                                               $      -      $    426,160    $    111,960    $   (35,284)   $    502,836
Cost of sales                                                  -           229,729          66,911        (34,023)        262,617
                                                       ------------  --------------  --------------  -------------  --------------

     Gross profit                                              -           196,431          45,049         (1,261)        240,219

Selling, general and administrative expenses                14,942          79,816          26,536            -           121,294
                                                       ------------  --------------  --------------  -------------  --------------
Operating income                                           (14,942)        116,615          18,513         (1,261)        118,925
Other income (expense):
     Interest expense                                          -           (20,548)             17            -           (20,531)
     Other, net                                                (31)            542              21            -               532
                                                       ------------  --------------  --------------  -------------  --------------
Income before income taxes, discontinued operations
   and extraordinary items                                 (14,973)         96,609          18,551         (1,261)         98,926
Income taxes                                                (5,815)         35,745           6,864           (564)         36,230
                                                       ------------  --------------  --------------  -------------  --------------
Income from continuing operations before
   extraordinary items                                      (9,158)         60,864          11,687           (697)         62,696
Loss from discontinued operations                              -           (13,776)            -              -           (13,776)
                                                       ------------  --------------  --------------  -------------  --------------
Income before extraordinary items                           (9,158)         47,088          11,687           (697)         48,920
Extraordinary item                                             -               -               -              -              -
                                                       ------------  --------------  --------------  -------------  --------------

Net income                                              $   (9,158)   $     47,088    $     11,687    $      (697)   $     48,920
                                                       ============  ==============  ==============  =============  ==============

                                                                         For the Six Months Ended March 31, 2001
                                                                         ---------------------------------------
                                                                                          Non
                                                         Apogent       Guarantor       Guarantor
(In thousands)                                         Technologies   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                       ------------  --------------  --------------  -------------  --------------

Net sales                                               $      -      $    402,041    $     79,517    $   (24,094)   $    457,464
Cost of sales                                                  -           209,488          46,604        (23,217)        232,875
                                                       ------------  --------------  --------------  -------------  --------------

     Gross profit                                              -           192,553          32,913           (877)        224,589

Selling, general and administrative expenses                16,035          84,530          18,572                        119,137
                                                       ------------  --------------  --------------  -------------  --------------

Operating income                                           (16,035)        108,023          14,341           (877)        105,452
Other income (expense):
     Interest expense                                          -           (24,377)            (15)           -           (24,392)
     Other, net                                              3,785           1,630            (398)           -             5,017
                                                       ------------  --------------  --------------  -------------  --------------
Income before income taxes, discontinued operations
   and extraordinary items                                 (12,250)         85,276          13,928           (877)         86,077
Income taxes                                                (5,251)         34,127           5,571            -            34,447
                                                       ------------  --------------  --------------  -------------  --------------
Income from continuing operations before
   extraordinary items                                      (6,999)         51,149           8,357           (877)         51,630
Loss from discontinued operations                          (11,824)            747             -              -           (11,077)
                                                       ------------  --------------  --------------  -------------  --------------
Income before extraordinary items                          (18,823)         51,896           8,357           (877)         40,553
Extraordinary item                                             -              (745)            -              -              (745)
                                                       ------------  --------------  --------------  -------------  --------------

Net income                                              $  (18,823)   $     51,151    $      8,357    $      (877)   $     39,808
                                                       ============  ==============  ==============  =============  ==============

           Condensed Consolidating Statements of Cash Flows

                                                                    For the Six Months Ended March 31, 2002
                                                                    ---------------------------------------
                                                                                    Non
                                                 Apogent         Guarantor        Guarantor
(In thousands)                                 Technologies     Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                               ------------     ------------     ------------     ------------     ------------

Cash flows (used by) provided by operating
  activities:                                  $      13,563    $      57,221    $      13,357    $         -      $      84,091
                                              ---------------  ---------------  ---------------  ---------------  ---------------
Cash flows from investing activities:
   Capital expenditures                               (1,040)         (11,588)          (5,142)             -            (17,770)
   Proceeds from sales of property, plant
     and equipment                                       -                113              212              -                325
   Net payments for businesses acquired                  -           (113,780)               -              -           (113,780)
                                              ---------------  ---------------  ---------------  ---------------  ---------------
      Net cash provided by (used in)
        investing activities                          (1,040)        (125,245)          (4,930)             -           (131,225)
                                              ---------------  ---------------  ---------------  ---------------  ---------------
Cash flows from financing activities:
   Proceeds from long-term debt                          -            479,500              -                -            479,500
   Principal payments on long-term debt                  -           (396,298)             (12)             -           (396,310)
   Proceeds from the exercise of stock
     options                                           4,787                -              -                -              4,787
   Other                                              (3,342)           3,078              -                -               (264)
                                              ---------------  ---------------  ---------------  ---------------  ---------------
      Net cash provided by (used in)
        financing activities                           1,445           86,280              (12)             -             87,713
Effect of exchange rate on cash and cash
  equivalents                                            -                  -           (7,499)             -             (7,499)
                                              ---------------  ---------------  ---------------  ---------------  ---------------
Net (decrease) increase in cash and cash
  equivalents                                         13,968           19,950             (838)             -             33,080
Cash and cash equivalents at beginning
  of year                                              4,145           (5,509)          10,699              -              9,335
                                              ---------------  ---------------  ---------------  ---------------  ---------------
Cash and cash equivalents at end of year       $      18,113    $      12,737    $      11,565    $         -      $      42,415
                                              ===============  ===============  ===============  ===============  ===============

Supplemental disclosures of cash flow
  information
Cash paid during the year for:
   Interest                                    $         -      $      17,654    $         165    $         -      $      17,819
                                              ===============  ===============  ===============  ===============  ===============
   Income taxes                                $      12,961    $         390    $       5,754    $         -      $      19,105
                                              ===============  ===============  ===============  ===============  ===============

Capital lease obligations incurred             $         -      $         117    $         -      $         -      $         117
                                              ===============  ===============  ===============  ===============  ===============

           Condensed Consolidating Statements of Cash Flows - Continued

                                                                           For the Six Months Ended March 31, 2001
                                                                           ---------------------------------------
                                                                                         Non
                                                          Apogent       Guarantor      Guarantor
(In thousands)                                        Technologies    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                      ------------    ------------    ------------    ------------    ------------

Cash flows provided by operating activities:          $    (52,215)   $     111,617    $      5,867   $        -      $     65,269
                                                     --------------   --------------  -------------- --------------  --------------
Cash flows from investing activities:
   Capital expenditures                                     (6,738)         (13,712)         (3,721)           -           (24,171)
   Proceeds from sales of property, plant
     and equipment                                           9,679            1,017              35            -            10,731
   Net cash inflow from SDS                                 46,394              -               -              -            46,394
   Net payments for businesses acquired                        -            (51,206)            -              -           (51,206)
                                                     --------------   --------------  -------------- --------------  --------------
      Net cash used in investing activities                 49,335          (63,901)         (3,686)           -           (18,252)
                                                     --------------   --------------  -------------- --------------  --------------
Cash flows from financing activities:
   Proceeds from long-term debt                                -            693,159             -              -           693,159
   Principal payments on long-term debt                        -           (739,629)            (23)           -          (739,652)
   Proceeds from the exercise of stock options               2,304              -               -              -             2,304
   Other                                                    (1,042)          (3,900)            -              -            (4,942)
                                                     --------------   --------------  -------------- --------------  --------------
      Net cash provided by financing activities              1,262          (50,370)            (23)           -           (49,131)
Effect of exchange rate on cash and cash equivalents           -                -             1,816            -             1,816
                                                     --------------   --------------  -------------- --------------  --------------
Net (decrease) increase in cash and cash equivalents        (1,618)          (2,654)          3,974            -              (298)
Cash and cash equivalents at beginning of year               7,086           (2,577)          7,902            -            12,411
                                                     --------------   --------------  -------------- --------------  --------------
Cash and cash equivalents at end of year              $      5,468     $     (5,231)   $     11,876   $        -      $     12,113
                                                     ==============   ==============  ============== ==============  ==============

Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest                                           $        -       $     25,410    $        255   $        -      $     25,665
                                                     ==============   ===============  ============== =============  ==============
   Income taxes                                       $     21,147     $         -     $        -     $        -      $     21,147
                                                     ==============   ===============  ============== =============  ==============

Capital lease obligations incurred                    $        -       $         -     $        -     $        -      $        -
                                                     ==============   ===============  ============== =============  ==============

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Result of Operations
--------------------

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

      Clinical Diagnostics                           Labware and Life Sciences
      --------------------                           -------------------------
Applied Biotech, Inc.                      Advance Biotechnologies Ltd.
Capitol Vial, Inc.                         BioRobotics Group Limited
Chase Scientific Glass, Inc.               Matrix Technologies Corporation
Erie Electroverre S.A.                     Molecular BioProducts, Inc.
Erie Scientific Company                    Nalge Nunc International Corporation
Forefront Diagnostics, Inc.                Nalge Nunc International K.K.
Gerhard Menzel Glasbearbeitungswerk        National Scientific Company
   GmbH & Co. K.G.                         Nunc A/S
Microgenics Corporation
Microm International GmbH                            Laboratory Equipment
                                                     --------------------
The Naugatuck Glass Company
Richard-Allan Scientific Company           Barnstead Thermolyne Corporation
Remel Inc.                                 Electrothermal Engineering, Ltd.
Samco Scientific Corporation               Lab-Line Instruments, Inc.
                                           Genevac Limited

When we use the terms "we" or "our" in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2002 and 2001 are the Company's second quarters of fiscal 2002 and 2001, respectively.

During the quarter ended March 31, 2002, the Company changed its reporting business segments by moving its Genevac subsidiary from the labware and life sciences segment to the laboratory equipment segment. This change aligns the Company's financial reporting with the management of its operational activity. All historical financial information for the three and six months ended March 31, 2001 has been restated to reflect this change.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001

    Net Sales
                                Fiscal        Fiscal        Dollar       Percent
       (in thousands)            2002          2001         Change        Change
                                 ----          ----         ------        ------
Clinical Diagnostics        $  126,374     $ 115,024      $  11,350          10%
Labware and Life Sciences      108,681        92,431         16,250          18%
Laboratory Equipment            28,065        32,524         (4,459)        -14%
                           ------------   -----------    -----------
                            $  263,120     $ 239,979      $  23,141          10%
                           ============   ===========    ===========

     Overall Company. Net sales for the quarter ended March 31, 2002 increased by $23.1 million or 10% over the corresponding fiscal 2001 quarter.

     Clinical Diagnostics. Increased net sales in the clinical diagnostics segment resulted primarily from: (a) net sales of products of acquired companies (approximately $8.8 million), (b) price increases (approximately $4.6 million), and (c) increased net sales of new products developed by us (approximately $2.1 million). Net sales were partially reduced by: (a) a decrease in net sales of existing products (approximately $3.5 million) and (b) foreign currency fluctuations (approximately $0.6 million).

     Labware and Life Sciences. Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $12.5 million), (b) increased net sales of new products developed by us (approximately $3.2 million), and (c) price increases (approximately $2.8 million). Net sales were partially reduced by: (a) foreign currency fluctuations (approximately $1.4 million) and (b) a decrease in net sales of existing products (approximately $0.8 million).

     Laboratory Equipment. Reduced net sales in the laboratory equipment segment resulted primarily from: (a) a decrease in net sales of existing products (approximately $4.9 million) and (b) foreign currency fluctuations (approximately $0.1 million). Net sales were partially increased by: (a) price increases (approximately $0.5 million) and (b) increased net sales of new products developed by us (approximately $0.1 million).

    Gross Profit
                               Fiscal    Percent       Fiscal      Percent     Dollar     Percent
     (in thousands)             2002     of Sales      2001        of Sales    Change     Change
                                ----     --------      ----        --------    ------     ------
Clinical Diagnostics        $   59,352       47%    $   55,956          49%   $   3,396        6%
Labware and Life Sciences       54,311       50%        48,958          53%       5,353       11%
Laboratory Equipment            12,414       44%        14,402          44%      (1,988)     -14%
                           ------------            ------------              -----------
                            $  126,077       48%    $  119,316          50%   $   6,761        6%
                           ============            ============              ===========

     Overall Company. Gross profit for the quarter ended March 31, 2002 increased by $6.8 million or 6% over the corresponding fiscal 2001 quarter.

     Clinical Diagnostics. Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) price increases (approximately $4.6 million), (b) the effects of acquired companies (approximately $4.1 million),
(c) inventory adjustments (approximately $1.5 million), (d) the effects of new products (approximately $1.3 million), and (e) product mix (approximately $1.0 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $6.5 million), (b) restructuring charges (approximately $1.3 million), (c) decreased volume (approximately $1.2 million), and (d) foreign currency fluctuations (approximately $0.1 million).

     Labware and Life Sciences. Increased gross profit in the labware and life sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $3.3 million), (b) product mix (approximately $3.1 million), (c) price increases (approximately $2.8 million), (d) the effects of new products (approximately $1.5 million), and (e) increased volume (approximately $0.2 million). Gross profit was partially reduced by: (a) restructuring charges (approximately $2.4 million), (b) increased manufacturing overhead (approximately $1.5 million), (c) foreign currency fluctuations (approximately $1.1 million), and (d) inventory adjustments (approximately $0.5 million).

     Laboratory Equipment. Decreased gross profit in the laboratory equipment segment resulted primarily from: (a) decreased volume (approximately $2.3million), (b) increased manufacturing overhead (approximately $1.2 million), and (c) foreign currency fluctuations (approximately $0.1 million). Gross profit was partially increased by: (a) product mix (approximately $0.6 million), (b) inventory adjustments (approximately $0.5 million), and (c) price increases (approximately $0.5 million).

     Selling General and Administrative Expenses
                               Fiscal     Fiscal      Dollar     Percent
       (in thousands)          2002        2001       Change      Change
                               ----        ----       ------      ------
Clinical Diagnostics        $  27,047   $  28,700    $  (1,653)     -6%
Labware and Life Sciences      30,121      26,260        3,861      15%
Laboratory Equipment            6,872       8,253       (1,381)    -17%
                           ----------- -----------  -----------
  Subtotal                     64,040      63,213          827       1%
Other                             165          69           96
                           ----------- -----------  -----------
  Total                     $  64,205   $  63,282    $     923       1%
                           =========== ==========   ===========

     Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2002 increased by $0.1 million or 1% over the corresponding fiscal 2001 quarter.

     Clinical Diagnostics. Decreased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from: (a) a decrease in amortization expense as a result of the implementation of Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) - see Note 1 to the Unaudited Consolidated Financial Statements (approximately $3.9 million) and (b) foreign currency fluctuations (approximately $0.1 million). Selling, general and administrative expenses were partially increased by: (a) general and administrative expenses (approximately $0.6 million), (b) restructuring expenses (approximately $0.6 million), (c) research and development expenses (approximately $0.6 million), (d) marketing expenses (approximately $0.5 million), and (e) acquired businesses (approximately $0.1 million).

     Labware and Life Sciences. Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) acquired businesses (approximately $3.1 million), (b) marketing expenses (approximately $1.1 million), (c) general and administrative expenses (approximately $0.9 million), (d) research and development expense (approximately $0.5 million), and (e) restructuring charges (approximately $0.4 million). Selling, general and administrative expenses were partially reduced by: (a) decreased amortization expense as a result of SFAS 142 (approximately $2.0 million), and (b) foreign currency fluctuations (approximately $0.2 million).

     Laboratory Equipment. Decreased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) decreased amortization expense as a result of SFAS 142 (approximately $0.6 million), (b) general and administrative expenses (approximately $0.7 million), and (c) foreign currency fluctuations (approximately $0.1 million). Selling, general and administrative expenses were partially increased by research and development expense (approximately $0.1 million).

      Operating Income
                               Fiscal       Fiscal    Dollar      Percent
       (in thousands)           2002         2001     Change       Change
                                ----         ----     ------       ------
Clinical Diagnostics         $  32,305    $  27,256   $  5,049        19%
Labware and Life Sciences       24,190       22,698      1,492         7%
Laboratory Equipment             5,542        6,149       (607)      -10%
                            -----------  ----------- ----------
  Subtotal                      62,037       56,103      5,934        11%
Other                             (165)         (69)       (96)
                            -----------  ----------- ----------
   Total                     $  61,872    $  56,034   $  5,838        10%
                            ===========  =========== ==========

      As a result of the foregoing, operating income for the quarter ended March 31, 2002 increased by $5.8 million or 10% over the corresponding fiscal 2001 quarter. SFAS 142 would have increased operating income to $63.2 million for the fiscal 2001 quarter, had it been effective at the time.

     Restructuring

     In March 2002, the Company recorded a restructuring charge of approximately $5.3 million (approximately $3.4 million net of tax) for the consolidation of certain facilities, and discontinuance of certain product lines due to product rationalizations. The restructuring charge was classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $3.7 million related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities. The selling, general and administrative component of approximately $1.6 million related to severance associated with non-production employees as well certain lease terminations and other shut down costs. Restructuring activity is as follows (dollars in thousands):

                                                           Fixed
                           Severance       Inventory       Assets         Facility
                              (a)             (b)            (b)        Closure Costs      Other          Total
                          -----------      ----------     ----------    -------------    ----------       -----
2002 Restructuring
   charge                  $  1,200         $   2,400      $   300       $    1,400       $   -          $  5,300
2002 Cash payments              600               -            -                100           -               700
2002 Non-cash charges           -                 500          100              -             -               600
                          ----------       -----------    ---------     ------------     ----------     ----------

March 31, 2002 balance     $    600         $   1,900      $   200       $    1,300        $  -          $  4,000
                          ==========       ===========    =========     ============     ==========     ==========

(a) Amount represents severance and termination costs for 104 terminated employees (primarily sales, marketing and manufacturing personnel).
     As of March 31, 2002, 20 employees have been terminated as a result of the restructuring plan.
(b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(c) Amount represents lease payments and other facility closure costs on exited operations.

     Interest Expense

     Interest expense was $10.3 million for the quarter ended March 31, 2002, as compared to $11.9 million for the corresponding fiscal 2001 quarter. The decrease is the result of lower average interest rates, offset in part by an increase in average debt levels.

     Other Income

     Other income was $0.8 million for the quarter ended March 31, 2002, as compared to other income of $5.5 million in the corresponding fiscal 2001 quarter. This decrease is primarily due to gains on sales of fixed assets of approximately $4.4 million in the corresponding fiscal 2001 quarter.

     Income Taxes

     Taxes on income from continuing operations for the quarter ended March 31, 2002 were $18.9 million, a decrease of $1.0 million from the corresponding fiscal 2001 quarter. This decrease resulted primarily from a decrease in the effective tax rate due to the implementation of SFAS 142.

     Income from Continuing Operations

     As a result of the foregoing, income from continuing operations for the quarter ended March 31, 2002 was $32.6 million, an increase of $2.9 million from the corresponding fiscal 2002 quarter.

     Discontinued Operations

     The loss from the discontinued operations for the quarter ended March 31, 2002 was a result of an operating loss from VPT of $0.5 million and an estimated loss on sale of VPT of $13.2 million. For the corresponding fiscal 2001 quarter, the loss from discontinued operations was a result of expenses relating to the distribution of Sybron Dental Specialties ("SDS") of $0.8 million, offset by operating income from VPT of $0.5 million.

     Net Income

     As a result of the foregoing, net income was $19.0 million for the quarter ended March 31, 2002 as compared to $29.4 million for the corresponding fiscal 2001 quarter. SFAS 142 would have increased net income to $34.3 million for the fiscal 2001 quarter, had it been effective at the time.

Six Months Ended March 31, 2002 Compared to the Six Months Ended March 31, 2001

     Net Sales

                              Fiscal        Fiscal      Dollar    Percent
       (in thousands)          2002          2001       Change    Change
                               ----          ----       ------    ------
Clinical Diagnostics       $  241,834     $  221,617    $ 20,217      9%
Labware and Life Sciences     204,132        173,664      30,468     18%
Laboratory Equipment           56,870         62,183      (5,313)    -9%
                          ------------   ------------  ----------
                           $  502,836     $  457,464    $ 45,372     10%
                          ============   ============  ==========

     Overall Company. Net sales for the six months ended March 31, 2002 increased by $45.4 million or 10% over the corresponding fiscal 2001 period.

     Clinical Diagnostics. Increased net sales in the clinical diagnostics segment resulted primarily from: (a) net sales of products of acquired companies (approximately $13.2 million), (b) price increases (approximately $8.2 million), and (c) increased net sales of new products developed by us (approximately $3.6 million). Net sales were partially reduced by: (a) a decrease in net sales of existing products (approximately $4.6 million) and (b) foreign currency fluctuations (approximately $0.2 million).

     Labware and Life Sciences. Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $24.6 million), (b) increased net sales of new products developed by us (approximately $4.9 million), and (c) price increases (approximately $3.1 million). Net sales were partially reduced by: (a) foreign currency fluctuations (approximately $1.7 million) and (b) a decrease in net sales of existing products (approximately $0.5 million).

     Laboratory Equipment. Reduced net sales in the laboratory equipment segment resulted primarily from: (a) a decrease in net sales of existing products (approximately $6.6 million) and (b) foreign currency fluctuations (approximately $0.1 million). Net sales were partially increased by: (a) price increases (approximately $0.9 million) and (b) increased net sales of new products developed by us (approximately $0.5 million).

     Gross Profit
                               Fiscal     Percent       Fiscal   Percent      Dollar      Percent
        (in thousands)          2002      of Sales       2001    of Sales     Change       Change
                                ----      --------       ----    --------     ------       ------
Clinical Diagnostics         $ 113,697          47%  $  106,927        48%   $  6,770         6%
Labware and Life Sciences      102,224          50%      90,471        52%     11,753        13%
Laboratory Equipment            24,298          43%      27,191        44%     (2,893)      -11%
                            -----------             ------------
                             $ 240,219          48%  $  224,589        49%     15,630         7%
                            ===========             ============

     Overall Company. Gross profit for the six months ended March 31, 2002 increased by $15.6 million or 7% over the corresponding fiscal 2001 period.

     Clinical Diagnostics. Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) price increases (approximately $8.2 million), (b) the effects of acquired companies (approximately $5.8 million),
(c) inventory adjustments (approximately $2.7 million), and (d) the effects of new products (approximately $2.0 million). Gross profit was partially reduced by: (a) decreased volume (approximately $5.0 million), (b) increased manufacturing overhead (approximately $4.0 million), (c) product mix (approximately $1.7 million), and (d) restructuring charges (approximately $1.3 million).

     Labware and Life Sciences. Increased gross profit in the labware and life sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $6.9 million), (b) product mix (approximately $5.9 million), (c) price increases (approximately $3.1 million), (d) the effects of new products (approximately $2.1 million), and (e) increased volume (approximately $0.6 million). Gross profit was partially reduced by: (a) restructuring charges (approximately $2.4 million), (b) increased manufacturing overhead (approximately $2.1 million), (c) foreign currency fluctuations (approximately $1.5 million), and (d) inventory adjustments (approximately $0.8 million).

     Laboratory Equipment. Decreased gross profit in the laboratory equipment segment resulted primarily from: (a) decreased volume (approximately $3.2 million), (b) increased manufacturing overhead (approximately $1.5 million), and
(c) foreign currency fluctuations (approximately $0.1 million). Gross profit was partially increased by: (a) price increases (approximately $0.9 million), (b) product mix (approximately $0.4 million), (c) the effects of new products (approximately $0.3 million), and (d) inventory adjustments (approximately $0.2 million).

     Selling General and Administrative Expenses
                                 Fiscal      Fiscal       Dollar         Percent
         (in thousands)           2002        2001        Change         Change
                                  ----        ----        ------         ------
Clinical Diagnostics          $   51,018    $ 54,602     $ (3,584)          -7%
Labware and Life Sciences         56,474      49,619        6,855           14%
Laboratory Equipment              13,435      15,549       (2,114)         -14%
                              -----------  ------------  ------------
  Subtotal                       120,927     119,770        1,157            1%
Other                                367        (633)       1,000
                              -----------  ------------  ------------
  Total                       $  121,294    $119,137     $  2,157            2%
                              ===========  ============  ============

     Overall Company. Selling, general and administrative expenses for the six months ended March 31, 2002 increased by $2.2 million or 2% over the corresponding fiscal 2001 period.

     Clinical Diagnostics. Decreased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from: (a) a decrease in amortization expense as a result of the implementation of SFAS 142 (approximately $7.9 million) and (b) foreign currency fluctuations (approximately $0.1 million). Selling, general and administrative expenses were partially increased by: (a) marketing expenses (approximately $1.7 million), (b) general and administrative expenses (approximately $1.0 million), (c) research and development expenses (approximately $0.8 million), (d) restructuring charges (approximately $0.6 million), and (e) acquired businesses (approximately $0.4 million).

     Labware and Life Sciences. Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) acquired businesses (approximately $5.9 million), (b) marketing expenses (approximately $2.7 million), (c) general and administrative expenses (approximately $1.3 million), (d) research and development expense (approximately $0.9 million), and (e) restructuring charges (approximately $0.4 million). Selling, general and administrative expenses were partially reduced by: (a) decreased amortization expense as a result of SFAS 142 (approximately $3.9 million), and (b) foreign currency fluctuations (approximately $0.5 million).

     Laboratory Equipment. Decreased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) decreased amortization expense as a result of SFAS 142 (approximately $1.1 million), (b) general and administrative expenses (approximately $0.8 million),
(c) marketing expenses (approximately $0.2 million), and (d) foreign currency fluctuations (approximately $0.1 million). Selling, general and administrative expenses were partially increased by research and development expense (approximately $0.2 million).

     Operating Income

                                  Fiscal      Fiscal       Dollar       Percent
         (in thousands)            2002        2001        Change       Change
                                   ----        ----        ------       ------
Clinical Diagnostics             $  62,679   $ 52,325     $ 10,354          20%
Labware and Life Sciences           45,750     40,852        4,898          12%
Laboratory Equipment                10,863     11,642         (779)         -7%
                                 ----------- ----------- ------------
  Subtotal                         119,292    104,819       14,473          14%
Other                                 (367)       633       (1,000)
                                 ----------- ----------- ------------
  Total                          $ 118,925   $105,452    $  13,473          13%
                                 =========== =========== ============

      As a result of the foregoing, operating income for the six months ended March 31, 2002 increased by $13.5 million or 13% over the corresponding fiscal 2001 period. SFAS 142 would have increased operating income to $119.7 million for the six months ended March 31, 2001, had it been effective at the time.

     Interest Expense

     Interest expense was $20.5 million for the six months ended March 31, 2002, as compared to $24.4 million for the corresponding fiscal 2001 period. The decrease is the result of lower average interest rates offset in part by an increase in average debt levels.

     Other Income

     Other income was $2.3 million for the six months ended March 31, 2002, as compared to other income of $5.2 million in the corresponding fiscal 2001 period. This decrease is primarily due to gains on the sales of assets of approximately $4.4 million included in other income for the six months ended March 31, 2001.

     Income Taxes

     Taxes on income from continuing operations for the six months ended March 31, 2002 were $36.2 million, an increase of $1.8 million from the corresponding fiscal 2001 period. This increase resulted primarily from increased taxable earnings offset in part by lower effective tax rates resulting from the implementation of SFAS 142.

     Income from Continuing Operations Before Extraordinary Items

     As a result of the foregoing, income from continuing operations before extraordinary items for the six months ended March 31, 2002 was $62.7 million, and increase of $11.1 million from the corresponding fiscal 2002 period.

     Discontinued Operations

     The loss from the discontinued operations for the six months ended March 31, 2002 was a result of an operating loss from VPT of $0.6 million and an estimated loss on sale of VPT of $13.2 million. For the corresponding fiscal 2001 period, the loss from discontinued operations was a result of a loss from the distribution of SDS of $11.8 million, offset by operating income from VPT of $0.7 million.

     Net Income

     As a result of the foregoing, net income was $48.9 million for the six months ended March 31, 2002 as compared to $39.8 million for the corresponding fiscal 2001 period. SFAS 142 would have increased net income to $49.7 million for the fiscal 2001 period, had it been effective at the time.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the acquisition of our predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with accounting principles generally accepted in the United States. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets, net of amortization, increased by approximately $87 million during the first six months of 2002, primarily as a result of continued acquisition activity. However, the non-cash amortization expense relating to intangible assets and goodwill has been reduced substantially following the adoption of SFAS 142 on October 1, 2001.

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

     Approximately $84.1 million of cash was generated from operating activities in the first six months of fiscal 2002, an increase of $18.8 million or 29% from the corresponding fiscal 2001 period. Non-cash depreciation and amortization charged against net income decreased approximately $9.7 million, primarily as a result of the adoption of SFAS 142. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $6.8 million for the first six months of fiscal 2002. These changes are set forth in detail in the Consolidated Statements of Cash Flows.

     Investing activities in the first six months of fiscal 2002 used approximately $131.2 million of cash. This outflow was due primarily to cash used for acquisitions of $113.8 million. Capital expenditures were $17.8 million for the first six months of fiscal 2002, compared to $24.2 million in the corresponding fiscal 2001 period.

     Financing activities provided approximately $87.7 million of cash in the first six months of fiscal 2002. Proceeds from our CODES offering (discussed below) were used to pay off approximately $208 million outstanding on the Revolving Credit facilities. Financing fees of $8 million were paid in connection with the CODES offering. As a result of the cash flow from operations and excess of proceeds from the CODES offering over the payments on the Revolving Credit Facilities and financing fees paid, the Company had $42.4 million of cash at March 31, 2002.

     On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year, beginning April 15, 2002. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based on specified factors) including but not limited to the sale price of the Company's common stock, trading prices of the CODES, maintenance of the Company's credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of the Company's U.S. subsidiaries guarantee the Company's obligations under the CODES. The proceeds from the issuance were used to pay down the outstanding balance on our Revolving Credit Facility, and for general corporate purposes.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     In connection with the Company's transitional impairment test for SFAS 142, fair market valuations were performed for each of the reporting units. These valuations required certain assumptions from management regarding future operating performance as well as various industry trends. Fluctuations in these assumptions could have a material impact on the values ascribed to the reporting units and could result in an indication of impairment. These assumptions include, but are not limited to, estimated future cash flows, estimated sales growth, and weighted average cost of capital for each of the reporting units. In order to make informed assumptions, management relied on certain public information and statistical and industry information as well as internal forecasts to determine the various assumptions. In the event that industry, general economic and company trends change, these assumptions will change and impact the calculated fair market values.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company holds a minority interest in two unconsolidated joint ventures that are accounted for as equity investments. In both instances the Company owns less than 50% of the underlying joint venture. As of March 31, 2002 equity investments in these entities, included in "Other Assets", totaled approximately $8.3 million. Net income from joint ventures and minority interests for the first six months of fiscal 2002 was approximately $2.2 million and is included in Other Income. The joint ventures are limited to the extent they can incur any debt other than trade payables arising out of their business activities and do not hold any assets other than inventory and trade receivables. As of March 31, 2002, the joint ventures did not have any debt other than trade payables arising out of their business activities.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     In its day-to-day business activities, the Company incurs certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following table (in millions):

--------------------------------------------------------------------------------------------------------------
                                                                Payments Due by Period
--------------------------------------------------------------------------------------------------------------
                                                        Less than 1                                 After 5
        Contractual Obligations             Total          Year       1 - 3 Years   4 - 5 Years      Years
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Long-Term Debt                                $ 750.5        $ 73.6        $ 41.8        $  1.2       $ 633.9
--------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                         0.6           0.3           0.3           ---           ---
--------------------------------------------------------------------------------------------------------------
Operating Leases                                 51.6           9.6          21.9           8.5          11.6
--------------------------------------------------------------------------------------------------------------
Unconditional Purchase Obligations               15.0           2.5           6.5           3.0           3.0
--------------------------------------------------------------------------------------------------------------
Other Long-Term Obligations                      None
--------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations            $ 817.7        $ 86.0        $ 70.5        $ 12.7       $ 648.5
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                            Total            Amount of Commitment Expiration Per Period
                                                       -------------------------------------------------------
                                           Amounts     Less Than                                   Over 5
     Other Commercial Commitments         Committed      1 Year      1 - 3 Years   4 - 5 Years      Years
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Lines of Credit                               $  10.7        $ 10.7        $  ---         $ ---        $ ---
--------------------------------------------------------------------------------------------------------------
Standby Letters of Credit                       107.9          34.8          73.1
--------------------------------------------------------------------------------------------------------------
Guarantees                                   None /(1)/
--------------------------------------------------------------------------------------------------------------
Standby Repurchase Obligations                   None
--------------------------------------------------------------------------------------------------------------
Other Commercial Commitments                     None
--------------------------------------------------------------------------------------------------------------
Total Commercial Commitments                  $ 118.6        $ 45.5        $ 73.1         $ ---        $ ---
--------------------------------------------------------------------------------------------------------------

     /(1)/ Certain of the Company's domestic subsidiaries are guarantors under the Company's Revolving Line of Credit, 8% Senior Notes, and CODES.

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

We may incur restructuring or impairment charges that would reduce our earnings.
     We have in the past and may in the future restructure some of our operations. In such circumstances, we may take actions that would result in a charge and reduce our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products and reduce our staff. These restructurings may be implemented to improve the operations of recently acquired subsidiaries as well as subsidiaries that have been part of our operations for many years. Additionally, on October 1, 2001 we adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. The Company has performed its initial impairment tests and the results indicate no circumstances of impaired goodwill, but future impairment may occur at any time.

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

     Our business is subject to the risks of claims involving our products and facilities (past and present) and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims. Although we currently maintain insurance against some of these risks, uninsured losses could occur.

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

Proposal Number 2:  To approve the Company's 2001 Equity Incentive Plan.

The shareholders voted to approve the Company's 2001 Equity Incentive Plan. The results of the vote are as follows:

For:                                89,267,980
Against:                             3,806,454
Abstentions:                            81,136
Broker Non-Votes                     6,979,743

Proposal Number 3:  To approve the Company's Employee Stock Purchase Plan.

The shareholders voted to approve the Company's Employee Stock Purchase Plan. The results of the vote are as follows:

For:                                92,754,974
Against:                               310,191
Abstentions:                            90,405
Broker Non-Votes:                    6,979,743

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

                                 APOGENT TECHNOLOGIES INC.
                                ---------------------------------------------
                                 (Registrant)

Date: May 15, 2002                /s/ JEFFREY C. LEATHE
----------------------          ---------------------------------------------
                                  Jeffrey C. Leathe
                                  Executive Vice President - Finance,
                                  Chief Financial Officer and Treasurer*

                               * Executing as both the financial officer and the duly authorized officer of the Company

                            APOGENT TECHNOLOGIES INC.
                               (the "Registrant")
                          (Commission File No. 1-11091)

                                  EXHIBIT INDEX
                                       to
   QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

 Exhibit                                                                                   Filed
 Number                    Description              Incorporated Herein By Reference To   Herewith
--------       ----------------------------------- ------------------------------------- ----------
               Apogent Technologies Inc. 2001       Appendix A to the Registrant's
10.1           Equity Incentive Plan                Proxy Statement dated December 26,
                                                    2001.

10.2           Apogent Technologies Inc. Employee   Appendix B to the Registrant's
               Stock Purchase Plan                  Proxy Statement dated December 26,
                                                    2001.

10.3           Form of Revised Nonstatutory Stock                                            X
               Option Agreement under the 1993
               Long-Term Incentive Plan

10.4           Form of Nonstatutory Stock Option                                             X
               Agreement under the 2001 Equity
               Incentive Plan
12             Computation of ratio of earnings                                              X
               to fixed charges