Form 10-Q
period 2002-06-30
APOGENT TECHNOLOGIES INC
filed 2002-08-13
CIK 824803

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to _______________.

COMMISSION FILE NUMBER: 1-11091


                            APOGENT TECHNOLOGIES INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)




           Wisconsin                                     22-2849508
-------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification
 incorporation or organization)                           Number)


30 Penhallow Street, Portsmouth, New Hampshire             03801
----------------------------------------------           ---------
  (Address of principal executive offices)               (Zip Code)


                                 (603) 433-6131
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by checkmark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [_].

At August 2, 2002, there were 106,948,259 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES


                                      Index                                Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

Consolidated Balance Sheets as of June 30, 2002 and September 30, 2001       1

Consolidated Statements of Income for the three and nine months ended
June 30, 2002 and 2001                                                       2

Consolidated Statement of Shareholders' Equity for the nine months
ended June 30, 2002                                                          3

Consolidated Statements of Cash Flows for the nine months ended June
30, 2002 and 2001                                                            4

Notes to unaudited consolidated financial statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   26

Item 3. Quantitative and Qualitative Disclosures About Market Risk          40

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    40

Signatures                                                                  40

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                             June 30,        September 30,
                                                                               2002               2001
                                                                          --------------     --------------
                                Assets
Current assets:
     Cash and cash equivalnts                                               $   34,609         $    9,192
     Accounts receivable (less allowance for doubtful accounts of
        $4,787 and $3,975, respectively)                                       194,818            183,278
     Inventories                                                               195,177            167,436
     Deferred income taxes                                                      13,046             13,046
     Prepaid expenses and other current assets                                  23,749             20,985
     Assets of Vacuum Process Technology, Inc.("VPT") avail. for sale            6,270                  -
                                                                            ----------         ----------
            Total current assets                                               467,669            393,937
     Available for sale security                                                54,698             55,072
     Property, plant and equipment, net                                        255,393            223,687
     Intangible assets                                                       1,237,514          1,140,334
     Deferred income taxes                                                       6,147              6,147
     Other assets                                                               17,916             15,961
                                                                            ----------         ----------
            Total assets                                                    $2,039,337         $1,835,138
                                                                            ==========         ==========

                 Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                       $   48,454         $   53,822
     Current portion of long-term debt                                          62,192             73,642
     Income taxes payable                                                       61,588             38,747
     Accrued payroll and employee benefits                                      32,622             33,236
     Accrued interest expense                                                    8,432             15,292
     Restructuring reserve                                                       4,852              1,552
     Deferred income taxes                                                         911                911
     Other current liabilities                                                  28,044             26,364
     Liabilities of Vacuum Process Technology, Inc.                                202                  -
                                                                            ----------         ----------
            Total current liabilities                                          247,297            243,566
     Long-term debt                                                            663,439            583,788
     Securities lending agreement                                               54,698             55,072
     Deferred income taxes                                                     119,700            107,220
     Other liabilities                                                           7,821              7,002
Commitments and contingent liabilities                                               -                  -
Shareholders' equity:
     Preferred stock, $0.01 par value; authorized 20,000,000 shares                  -                  -
     Common stock, $0.01 par value; authorized 250,000,000 shares issued 106,906,029 and 105,875,768 shares respectively;
        outstanding 106,905,809 and 105,875,548 shares
        respectively                                                             1,069              1,059
     Equity rights, 50 rights at $1.09 per right                                     -                  -
     Additional paid-in capital                                                269,557            254,637
     Retained earnings                                                         712,634            627,642
     Accumulated other comprehensive income (loss)                             (36,878)           (44,848)
     Treasury common stock, 220 shares at cost                                       -                  -
                                                                            ----------         ----------
            Total shareholders' equity                                         946,382            838,490
                                                                            ----------         ----------
            Total liabilities and shareholders' equity                      $2,039,337         $1,835,138
                                                                            ==========         ==========

 See the accompanying notes to the unaudited consolidated financial statements

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                                  June 30,                       June 30,
                                                                              2002         2001            2002           2001
                                                                              ----         ----            ----           ----
Net sales                                                                   $276,847      $255,261       $779,683       $712,723
Cost of sales:
     Cost of products sold                                                   141,152       130,654        398,488        363,265
     Restructuring charge                                                      1,440             -          5,113              -
     Depreciation of purchase accounting adjustments                           1,170           180          2,779            448
                                                                            --------      --------       --------       --------
         Total cost of sales                                                 143,762       130,834        406,380        363,713
                                                                            --------      --------       --------       --------
         Gross profit                                                        133,085       124,427        373,303        349,010

Selling, general and administrative expenses                                  61,153        55,060        172,669        152,200
Restructuring charge                                                               -             -          1,614            583
Depreciation and amortization of purchase accounting
     adjustments                                                               4,644        11,313         12,808         32,729
                                                                            --------      --------       --------       --------
         Total selling, general and administrative expenses                   65,797        66,373        187,091        185,512
                                                                            --------      --------       --------       --------
         Operating income                                                     67,288        58,054        186,212        163,498
Other income (expense):
     Interest expense                                                        (10,273)      (12,717)       (30,804)       (37,109)
     Amortization of deferred financing fees                                    (938)         (133)        (2,680)          (382)
     Other, net                                                                  943           240          3,217          5,506
                                                                            --------      --------       --------       --------
Income from continuing operations before income
     taxes and extraordinary item                                             57,020        45,444        155,945        131,513
Income taxes                                                                  20,846        17,738         57,076         52,177
                                                                            --------      --------       --------       --------
Income from continuing operations before extraordinary item                   36,174        27,706         98,869         79,336
Discontinued operations:
     (Loss) income from operations of VPT including estimated loss on sale of $13,200 (net of income tax benefit (expense) of $58,
      ($230), $8,316, and ($709), respectively)                                 (101)          397        (13,877)         1,144
     Loss from distribution of SDS (net of income tax expense of $435)             -             -              -        (11,824)
                                                                            --------      --------       --------       --------
Income before extraordinary item                                              36,073        28,103         84,992         68,656
Extraordinary item (net of income tax of $863 and $1,359, respectively)            -        (1,361)             -         (2,106)
                                                                            --------      --------       --------       --------
Net income                                                                  $ 36,073      $ 26,742       $ 84,992       $ 66,550
                                                                            ========      ========       ========       ========
Basic earnings per common share from continuing operations                  $   0.34      $   0.26       $   0.93       $   0.75
Discontinued operations                                                        (0.00)         0.00          (0.13)         (0.10)
Extraordinary item                                                                 -         (0.01)             -          (0.02)
                                                                            --------      --------       --------       --------
Basic earnings per common share                                             $   0.34      $   0.25       $   0.80       $   0.63
                                                                            ========      ========       ========       ========
Diluted earning per common share from continuing operations                 $   0.33      $   0.26       $   0.91       $   0.73
Discontinued operations                                                        (0.00)         0.00          (0.13)         (0.10)
Extraordinary item                                                                 -         (0.01)             -          (0.02)
                                                                            --------      --------       --------       --------
Diluted earnings per common share                                           $   0.33      $   0.25       $   0.78       $   0.62
                                                                            ========      ========       ========       ========
Weighted average basic shares outstanding                                    106,816       105,563        106,452        105,421
Weighted average diluted shares outstanding                                  109,010       108,333        108,996        108,193

   See accompanying notes to the unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                     For the nine months ended June 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                               Accumulated
                                                                        Additional               Other      Treasury     Total
                                                   Common    Equity      Paid-In   Retained   Comprehensive  Common   Shareholders'
                                                   Stock     Rights      Capital   Earnings      Income      Stock       Equity
                                                   -----     ------      -------   --------      ------      -----       ------
Balance at September 30, 2001                      $1,059   $     -     $254,637   $627,642    $(44,848)   $      -     $838,490
Comprehensive income:
     Net income                                         -         -            -     84,992           -           -       84,992
     Translation adjustment                             -         -            -          -       8,861           -        8,861
     Amortization of gain on sale of interest
         rate swaps, net of tax benefit of $445         -         -            -          -        (667)          -         (667)
     Unrealized loss on security available
         for sale, net of tax of $149                   -         -            -          -        (224)          -         (224)
                                                   ------   -------     --------   --------    --------    --------     --------
Total comprehensive income                              -         -            -     84,992       7,970           -       92,962
Shares issued in connection with
     stock options                                     10         -        8,397          -           -           -        8,407
Tax benefit related to stock options                    -         -        6,523          -           -           -        6,523
                                                   ------   -------     --------   --------    --------    --------     --------
Balance at June 30, 2002                           $1,069   $     -     $269,557   $712,634    $(36,878)   $      -     $946,382
                                                   ======   =======     ========   ========    ========    ========     ========

   See accompanying notes to the unaudited consolidated financial statements.

                   APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                Nine Months Ended June 30,
                                                                                                 2002               2001
                                                                                                 ----               ----
Cash flows from operating activities:
     Net income                                                                              $  84,992          $  66,550
     Adjustments to reconcile net income to net cash provided by operating activities
         Discontinued operations                                                                13,877             10,680
         Depreciation                                                                           27,682             25,121
         Amortization                                                                           15,488             31,802
         Gain on sale of property, plant and equipment                                              81             (4,988)
         Provision for losses on doubtful accounts                                                (107)              (188)
         Inventory provisions                                                                    2,324              1,667
         Deferred income taxes                                                                       -                632
         Extraordinary item                                                                          -              2,106
         Changes in assets and liabilities, net of effects of businesses acquired:
            (Increase) decrease in accounts receivable                                          (1,584)             1,013
            Increase in inventories                                                            (17,880)           (21,842)
            Increase in prepaid expenses and other current assets                               (4,877)            (6,116)
            Decrease in accounts payable                                                        (9,221)            (6,334)
            Increase in income taxes payable                                                    16,955             13,745
            (Decrease) increase in accrued payroll and employee benefits                        (1,598)             3,057
            (Decrease) increase in accrued interest expense                                     (6,861)             4,209
            Increase (decrease) in restructuring reserve                                         3,188             (2,643)
            Decrease in other current liabilities                                               (6,044)            (5,157)
            Net change in other assets and liabilities                                           3,300             (1,456)
                                                                                             ---------          ---------
                Net cash provided by operating activities                                      119,715            111,858
                                                                                             ---------          ---------
Cash flows from investing activities:
     Capital expenditures                                                                      (32,421)           (35,502)
     Proceeds from sales of property, plant and equipment                                        1,257             11,446
     Net cash flow from SDS                                                                          -             46,394
     Net payment for businesses acquired                                                      (142,117)          (139,020)
                                                                                             ---------          ---------
                Net cash used in investing activities                                         (173,281)          (116,682)
                                                                                             ---------          ---------
Cash flows from financing activities:
     Proceeds from long-term debt                                                              300,000            703,448
     Principal payments on long-term debt                                                      (45,372)          (680,291)
     Proceeds from the exercise of stock options                                                 8,407              4,382
     Financing fees paid                                                                        (8,081)            (6,721)
     Proceeds from revolving credit facility                                                   285,200            407,060
     Principal payments on revolving credit facility                                          (465,300)          (410,960)
     Other financing activities                                                                   (374)               489
                                                                                             ---------          ---------
            Net cash provided by financing activities                                           74,480             17,407
                                                                                             ---------          ---------
Effect of exchange rate changes on cash and cash equivalents                                     4,503              1,826
                                                                                             ---------          ---------
Net increase in cash and cash equivalents                                                       25,417             14,409
Cash and cash equivalents at beginning of period                                                 9,192             12,411
                                                                                             ---------          ---------
Cash and cash equivalents at end of period                                                   $  34,609          $  26,820
                                                                                             =========          =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                                $  37,701          $  25,665
                                                                                             =========          =========
     Income taxes                                                                            $  27,783          $  21,147
                                                                                             =========          =========
Capital lease obligations incurred                                                           $     209          $       -
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

1.   Basis of Presentation

          In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included, and are of a normal recurring nature. The results for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

2.   Adoption of New Accounting Pronouncements

          The Company adopted Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), on October 1, 2001. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually. The Company has performed its initial impairment tests and the results indicate no circumstances of impaired goodwill. The following table reconciles reported amounts to that which would have been reported if the current method of accounting was used for the three and nine months ended June 30, 2001 and the fiscal years ended September 30, 2001, 2000, and 1999:

                                                        Three Months     Nine Months
                                                           Ended           Ended                Year Ended September 30,
                                                        June 30 2001    June 30, 2001       2001             2000           1999
                                                        ------------    -------------       ----             ----           ----
     Income before extraordinary items:
        Reported income before extraordinary items        $  28,103       $  68,656       $  98,047       $ 128,321      $ 125,376
        Add back: goodwill amortization, net of tax           5,800          15,655          22,363          19,605         12,813
                                                          ---------       ---------       ---------       ---------      ---------
        Adjusted income before extraordinary items        $  33,903       $  84,311       $ 120,410       $ 147,926      $ 138,189
                                                          =========       =========       =========       =========      =========

     Net income:
        Reported net income                               $  26,742       $  66,550       $  95,941       $ 128,321      $ 142,547
        Add back: goodwill amortization, net of tax           5,800          15,655          22,363          19,605         12,813
                                                          ---------       ---------       ---------       ---------      ---------
        Adjusted net income                               $  32,542       $  82,205       $ 118,304       $ 147,926      $ 155,360
                                                          =========       =========       =========       =========      =========

     Basic earnings per common share:
        Reported earnings per share                       $    0.25       $    0.63       $    0.91       $    1.23      $    1.38
        Add back: goodwill amortization, net of tax            0.05            0.15            0.21            0.19           0.12
                                                          ---------       ---------       ---------       ---------      ---------
        Adjusted basic earnings per common share          $    0.30       $    0.78       $    1.12       $    1.42      $    1.50
                                                          =========       =========       =========       =========      =========

     Diluted earnings per common share:
        Reported fully diluted earnings per share         $    0.25       $    0.62       $    0.89       $    1.20      $    1.34
        Add back: goodwill amortization, net of tax            0.05            0.14            0.21            0.18           0.12
                                                          ---------       ---------       ---------       ---------      ---------
        Adjusted Diluted earnings per common share        $    0.30       $    0.76       $    1.10       $    1.38      $    1.46
                                                          =========       =========       =========       =========      =========

3.   Inventories

     Inventories at June 30, 2002 and September 30, 2001 consist of the following:

                                     June 30,      September 30,
                                       2002            2001
                                       ----            ----
     Raw materials and supplies       74,178          56,660
     Work in process                  21,210          25,974
     Finished goods                   99,789          84,802
                                  ----------       ---------
                                  $  195,177       $ 167,436
                                  ==========       =========

4.   Intangible Assets

          As a result of SFAS 142, the Company is no longer amortizing approximately $994 million of goodwill as of June 30, 2002. As a result of current year acquisitions and subsequent payments made in relation to prior year acquisitions, the Company added approximately $113 million to intangibles and goodwill since September 30, 2001 (approximately $43 million to goodwill and $70 million to amortizable intangible assets). The Company is currently assessing the final allocation of purchase price premium to the various tangible and intangible assets for these acquisitions. Deferred financing fees paid in connection with the October 2001 convertible debt offering increased other intangible assets by $8.1 million. In addition, the Company wrote off approximately $21 million in goodwill and intangibles in connection with the estimated loss on sale of VPT, and reduced goodwill by $6 million as a result of a reduction in the purchase price premium for a prior year acquisition.

         Intangible assets are as follows:

                                                   June 30,      September 30,
                                                     2002            2001
                                                     ----            ----
     Amortizable intangible assets
        Proprietary technology                   $   131,407      $   109,376
        Trademarks                                    76,388           58,894
        Patents                                       38,276           28,547
        Licenses                                      17,910           10,703
        Drawings                                      11,736           11,486
        Non-compete agreements                        16,009           13,240
        Other                                         20,742           10,611
        Less: Accumulated amortization               (69,054)         (53,389)
                                                 ------------     ------------
     Net amortizable intangible assets               243,414          189,468
     Unamortizable intangible assets (goodwill)      994,100          950,866
                                                 ------------     ------------
                                                 $ 1,237,514      $ 1,140,334
                                                 ============     ============

     Intangible assets at June 30, 2002 by business segment are as follows:


                                                              Clinical           Labware &         Laboratory
                                                             Diagnostics        LifeScience         Equipment       Consolidated
                                                             -----------        -----------        ----------       ------------
Proprietary technology                                       $ 109,560           $ 12,687            $ 9,160         $ 131,407
Less: Accumulated amortization                                 (19,181)            (3,905)            (1,527)          (24,613)
                                                             ---------           --------            -------         ---------
   Net proprietary technology                                   90,379              8,782              7,633           106,794
                                                             ---------           --------            -------         ---------

Trademarks                                                      15,087             50,132             11,169            76,388
Less: Accumulated amortization                                  (1,182)            (9,852)            (3,893)          (14,927)
                                                             ---------           --------            -------         ---------
   Net trademarks                                               13,905             40,280              7,276            61,461
                                                             ---------           --------            -------         ---------

Patents                                                         23,439             13,253              1,584            38,276
Less: Accumulated amortization                                  (3,351)            (2,192)              (533)           (6,076)
                                                             ---------           --------            -------         ---------
   Net patents                                                  20,088             11,061              1,051            32,200
                                                             ---------           --------            -------         ---------

Licenses                                                        15,578              2,332                  -            17,910
Less: Accumulated amortization                                  (3,602)              (133)                 -            (3,735)
                                                             ---------           --------            -------         ---------
   Net licenses                                                 11,976              2,199                  -            14,175
                                                             ---------           --------            -------         ---------

Drawings                                                             -                436             11,300            11,736
Less: Accumulated amortization                                       -               (145)            (5,556)           (5,701)
                                                             ---------           --------            -------         ---------
   Net drawings                                                      -                291              5,744             6,035
                                                             ---------           --------            -------         ---------

Non-compete agreements                                           8,703              7,104                202            16,009
Less: Accumulated amortization                                  (3,805)            (3,917)              (143)           (7,865)
                                                             ---------           --------            -------         ---------
   Net non-compete agreements                                    4,898              3,187                 59             8,144
                                                             ---------           --------            -------         ---------

Other identifiable intangible assets (a)                           670              3,645                  -             4,315
Less: Accumulated amortization                                    (100)            (2,251)                 -            (2,351)
                                                             ---------           --------            -------         ---------
   Net other identifiable intangibles (a)                          570              1,394                  -             1,964
                                                             ---------           --------            -------         ---------

Net amortizable intangible assets (a)                        $ 141,816           $ 67,194            $21,763         $ 230,773
                                                             =========           =======             =======         =========

Excess cost over net asset values acquired (goodwill)        $ 510,239           $399,836            $84,025         $ 994,100
                                                             ---------           --------            -------         ---------
Unamortizable intangible assets                                510,239            399,836             84,025           994,100
                                                             =========           ========            =======         =========


          Note (a): At June 30, 2002, Apogent Corporate Office had $16,427 of amortizable other identifiable intangible assets and $3,786 of related accumulated amortization that was not allocated to any of the business segments.

          Amortization expense relating to the existing identifiable intangible assets for each of the next five years is expected to be $19,519, $18,325, $16,974, $12,657, and $11,008, respectively.

5.   Acquisitions

         During the nine months ended June 30, 2002, the Company completed nine acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $141 million. None of the acquisitions were considered individually significant. The total goodwill and identifiable intangibles assets for the acquired companies was approximately $111 million. The intangible assets will be amortized over their expected lives ranging from 3 to 20 years. The following table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.


                Business Segment:                                                     Operating         Total             Type of
                Company Acquired               Acquisition Date         Sales           Income          Assets          Acquisition
                -----------------              ----------------         -----           ------          ------          -----------
       Clinical Diagnostics:
       Forefront Diagnostics, Inc.              November 2001            6,300           1,700           9,900           Stock
       Separation Technology, Inc.               January 2002            3,200           1,000           3,000           Stock
       Capitol Vial, Inc.                       February 2002           27,000           9,600          26,200           Stock
       Mirror Product Line of SMC                    May 2002              600             200              10           Asset
       Manufacturing

       Labware and Life Sciences:
       Cosmotee Co. Ltd.                         October 2001           10,500           2,500           2,600           Stock
       Barden Engineering                        October 2001              570             130             540           Asset
       Chromacol Limited, Epsom Glass
       Industries Limited, and Amchro Inc.       October 2001           $9,900            $350          $5,080           Stock
       TFO Incorporated                              May 2002            1,700             160             850           Asset
       Marsh BioProducts, Inc.                     April 2002           17,000           1,800           4,700           Asset



6.   Discontinued Operations

         During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. ("VPT"). The decision was made following a recent slow-down in the telecommunications industry, in which VPT targets a majority of its products, and as a result, the business no longer meets the Company's strategic requirements. In connection with the discontinuance of this business we incurred a one-time charge of $13,200, net of income tax benefit of $7,600 related to the write down of net assets to their estimated realizable value. The decision to sell VPT represents a disposal of long-lived assets and disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated. In the event the Company ultimately disposes of VPT for an amount less than the carrying value of the business, an additional charge will be recognized upon disposal. For business reporting purposes, VPT was previously classified in the Clinical Diagnostics business segment. Operating results from VPT for the three months and nine months ended June 30, 2002 and 2001 were as follows:



                                          Three Months Ended               Nine Months Ended
                                               June 30,                          June 30,
                                          ------------------               -----------------
                                         2002            2001             2002            2001
                                         ----            ----             ----            ----
     Net sales                          $1,280          $5,135          $ 3,180          $13,535
     Gross profit                          166           1,074              466            2,957
     Pretax income (loss)                 (159)            627           (1,103)           1,853
     Income tax benefit (expense)           58            (230)             426             (709)
     Net income (loss)                    (101)            397             (677)           1,144


     Assets and liabilities of VPT were as follows:

                                                  June 30,      September 30,
                                                    2002            2001
                                                    ----            ----
     Current Assets                               $ 4,567        $ 6,296
     Property, plant and equipment, net               850            912
     Intangible assets                                  -         21,023
     Total assets                                   6,270         29,083
     Current liabilities                              202          2,392
     Total liabilities                                202          3,954


     Net sales and net income from VPT for the year ended September 30, 2001 were $15,372 and $990, respectively.

7.   Restructuring

          During fiscal 2002, the Company recorded restructuring charges of approximately $6,727 (approximately $4,265 net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $5,113 related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities. The selling, general and administrative component of approximately $1,614 related to severance associated with non-production employees as well as certain lease terminations and other shutdown costs. Restructuring activity is as follows:


                                                     Fixed        Facility
                             Severance   Inventory   Assets    Closure Costs
                                (a)         (b)        (b)         (c)           Other       Total
                             ---------   ---------   ------    -------------     -----       -------
     2002 Restructuring
        charge               $ 1,500     $ 3,400     $  400       $ 1,400        $  -        $ 6,700
     2002 Cash payments          900           -          -           500           -          1,400
     2002 Non-cash charges         -         900        200             -           -          1,100
                             -------     -------     ------       -------        -----       -------
     June 30, 2002 balance   $   600     $ 2,500     $  200       $   900        $  -        $ 4,200
                             =======     =======     ======       =======        =====       =======


     (a) Amount represents severance and termination costs for 126 terminated employees (primarily sales marketing and manufacturing personnel). As of June 30, 2002, 35 employees have been terminated as a result of the restructuring plan.
     (b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
     (c) Amount represents lease payments and other facility closure costs on exited operations.

     The Company expects to make future cash payments of approximately $700 during the remainder of fiscal 2002 and $200 in fiscal 2003 and beyond.

8.   Earnings Per Common Share

          Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding in the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding plus the dilutive effects of potential common shares outstanding during the period. A reconciliation of shares used in calculating basic and diluted earnings per share follows:


                                           Three Months Ended               Nine Months Ended
                                                June 30,                          June 30,
                                           ------------------               -----------------
                                          2002             2001             2002             2001
                                          ----             ----             ----             ----
     Basic                                106,816          105,563          106,452          105,421
     Effect of assumed conversion
        of employee stock options           2,194            2,770            2,544            2,772
                                          -------          -------          -------          -------
     Diluted                              109,010          108,333          108,996          108,193
                                          =======          =======          =======          =======


9.   Long-Term Debt

          On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. No contingent interest is payable during the six-month period from April 15, 2002 to October 14, 2002. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based upon specified factors including but not limited to the sale price of the Company's common stock, trading prices of the CODES, maintenance of the Company's credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of the Company's U.S. subsidiaries guarantee the Company's obligations under the CODES. The proceeds from the issuance were used to pay down the outstanding balance on our Revolving Credit Facility, and for general corporate purposes.

10.  Segment Information

          The Company's operating subsidiaries are engaged in the manufacture and sale of laboratory products in the United States and other countries. The Company's products are categorized in the businesssegments of: clinical diagnostics; labware and life sciences; and laboratory equipment. A description of each business segment follows.

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

          Products in the labware and life sciences business segment include reusable plastic products (bottles, carboys, graduated ware, beakers and flasks) and disposable plastic products (microfiltration and cryogenic storage products). Other labware products include products for critical packaging applications (bottles for packaging diagnostic and other reagents, media, pharmaceuticals and specialty chemicals), safety products (hazard labeled containers and biohazard disposal products), environmental containers, autosampler vials and seals used in chromatography analysis, and glass products for research and industrial applications, manufactured and sold through our joint venture with Kimble Glass. Life sciences products include applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling and high throughput screening for pharmaceutical drug discovery.

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

          During the year, the Company changed its reporting business segments by moving its Genevac subsidiary from the labware and life sciences segment to the laboratory equipment segment. This change aligns the Company's financial reporting with the management of its operational activity. All historical financial information for the three and nine months ended June 30, 2001 has been restated to reflect this change.

          The costs of some corporate functions are allocated to the business segments at predetermined rates which approximate cost. Information on these business segments is summarized as follows:


                                                                  LabWare
                                               Clinical            and         Laboratory
                                              Diagnostics      Life Sciences   Equipment      Elimination(a)    Other (a)     Total
                                              -----------      -------------   ---------      --------------    ---------     -----
     Three Months Ended June 30, 2002
     Revenues:
        External customer                     $  132,578      $  113,907      $ 30,362       $        -        $      -   $  276,847
        Intersegment                               1,651             218            60           (1,929)              -            -
           Total revenues                        134,229         114,125        30,422           (1,929)              -      276,847
     Gross profit                                 62,056          57,624        13,405                -               -      133,085
     Selling general and administrative           26,563          31,374         7,744                -             116       65,797
     Operating income                             35,493          26,250         5,661                -            (116)      67,288

     Three Months Ended June 30, 2001
     Revenues:
        External customer                        119,866         103,707        31,688                -               -      255,261
        Intersegment                               1,666             345           103           (2,114)              -            -
           Total revenues                        121,532         104,052        31,791           (2,114)              -      255,261
     Gross profit                                 57,784          52,768        13,875                                -      124,427
     Selling general and administrative           27,991          30,228         8,019                -             135       66,373
     Operating income                             29,793          22,540         5,856                -            (135)      58,054




                                                                  LabWare
                                               Clinical            and        Laboratory
                                              Diagnostics     Life Sciences   Equipment      Elimination(a)    Other (a)     Total
                                              -----------     -------------   ---------      --------------    ---------     -----
     Nine Months Ended June 30, 2002
     Revenues:
        External customer                     $  374,412      $  318,040      $ 87,231       $        -          $    -   $  779,683
        Intersegment                               4,597             714           281           (5,592)              -            -
           Total revenues                        379,009         318,754        87,512           (5,592)              -      779,683
     Gross profit                                175,754         159,840        37,709                -               -      373,303
     Selling general and administrative           77,579          87,855        21,175                -             482      187,091
     Operating income                             98,175          71,958        16,534                -            (482)     186,212

     Segment assets                              970,408         764,189       166,640                -         138,100    2,039,337
     Nine Months Ended June 30, 2001
     Revenues:
        External customer                        341,482         277,371        93,870                -               -      712,723
        Intersegment                               5,070             982           378           (6,430)              -            -
           Total revenues                        346,552         278,353        94,248           (6,430)              -      712,723
     Gross profit                                164,700         143,250        41,000                                -      349,010
     Selling general and administrative           82,585          79,862        23,562                -            (497)     185,512
     Operating income                             82,115          63,388        17,498                -             497      163,498


     (a) Includes the elimination of intercompany and unallocated corporate office activity.

11. Condensed Consolidating Financial Statements

     The Company's material U.S. subsidiaries are guarantors to its Revolving Credit Facility and 8% Senior Notes. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

     Below are the condensed consolidating balance sheets as of June 30, 2002 and September 30, 2001, statements of operations for the three and nine months ended June 30, 2002 and 2001, and statements of cash flows for the nine months ended June 30, 2002 and 2001, of Apogent Technologies Inc. and its subsidiaries, reflecting the subsidiary guarantors for the Revolving Credit Facility and 8% Senior Notes. For guarantors acquired during the period, the results of operations are included from the date of acquisition.

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

                     Condensed Consolidating Balance Sheets

                                                                                  As of June 30, 2002
                                                                                  -------------------
                                                                                            Non
                                                         Apogent          Guarantor     Guarantor
(In thousands)                                         Technologies     Subsidiaries   Subsidiaries    Eliminations     Consolidated
                                                       ------------     ------------   ------------    ------------     ------------
                     Assets
                     ------
Current assets:
     Cash and cash equivalents                        $    29,359     $          -    $    10,109      $     (4,859)    $    34,609
     Accounts receivable, net                                   -          156,378         38,440                 -         194,818
     Inventories, net                                       1,263          159,362         39,884            (5,332)        195,177
     Other current assets                                  25,889           12,451         10,118            (5,393)         43,065
                                                      -----------     ------------    -----------      ------------     ------------
           Total current assets                            56,511          328,191         98,551           (15,584)        467,669

     Property, plant and equipment, net                    10,706          189,365         55,322                 -         255,393
     Intangible assets                                     12,639          997,433        227,442                 -       1,237,514
     Deferred income taxes                                  5,057              121            969                 -           6,147
     Investment in subsidiaries                         2,092,584           66,631              -        (2,159,215)              -
     Other assets                                          58,095           13,502          1,017                 -          72,614
                                                      -----------     ------------    -----------      ------------     ------------
           Total assets                               $ 2,235,592     $  1,595,243    $   383,301      $ (2,174,799)    $ 2,039,337
                                                      ===========     ============    ===========      ============     ============

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
     Accounts payable                                 $       123     $     42,809    $    10,381      $     (4,859)    $    48,454
     Current portion of long-term debt                          -           62,173             19                 -          62,192
     Income taxes payable                                       -           61,070          7,392            (6,874)         61,588
     Accrued expenses and other current liabilities        13,788           32,176         29,099                 -          75,063
                                                      -----------     ------------    -----------      ------------     ------------
           Total current liabilities                       13,911          198,228         46,891           (11,733)        247,297
                                                      -----------     ------------    -----------      ------------     ------------

     Long-term debt                                             -          663,414             25                 -         663,439
     Securities lending agreement                          54,698                -              -                 -          54,698
     Deferred income taxes                                 79,499           26,622         13,579                 -         119,700
     Other liabilities                                      2,739            3,528          1,554                 -           7,821
     Net intercompany payable/(receivable)                843,591       (1,056,487)       222,071            (9,175)              -
     Commitments and contingent liabilities                                                                                       -
     Shareholders' equity
        Preferred stock                                         -                -              -                 -               -
        Common stock                                        1,069                -              -                 -           1,069
        Equity rights                                           -                -              -                 -               -
        Additional paid-in-capital                        249,085        2,073,347         78,516        (2,131,391)        269,557
        Retained earnings (deficit)                       988,689         (313,409)        59,854           (22,500)        712,634
        Other comprehensive income                          2,311                -        (39,189)                -         (36,878)
        Treasury stock (at cost)                                -                -              -                 -               -
                                                      -----------     ------------    -----------      ------------     ------------
           Total shareholders' equity                   1,241,154        1,759,938         99,181        (2,153,891)        946,382
                                                      -----------     ------------    -----------      ------------     ------------
           Total liabilities and
               shareholders' equity                   $ 2,235,592     $  1,595,243    $   383,301      $ (2,174,799)    $ 2,039,337
                                                      ===========     ============    ===========      ============     ============


                                                                                 As of September 30, 2001
                                                                                 ------------------------

                                                                                           Non
                                                         Apogent          Guarantor     Guarantor
(In thousands)                                         Technologies     Subsidiaries   Subsidiaries    Eliminations     Consolidated
                                                       ------------     ------------   ------------    ------------     ------------
                     Assets
                     ------
Current assets:
     Cash and cash equivalents                         $     4,145      $         -     $  10,699     $     (5,652)     $     9,192
     Accounts receivable, net                                    -          146,981        36,297                -          183,278
     Inventories, net                                        1,263          136,906        33,335           (4,068)         167,436
     Other current assets                                   15,010           13,458         5,969             (406)          34,031
                                                       -----------      -----------     ---------     ------------      ------------
           Total current assets                             20,418          297,345        86,300          (10,126)         393,937

     Property, plant and equipment, net                      9,553          169,032        45,102                -          223,687
     Intangible assets                                       7,003          913,651       219,680                -        1,140,334
     Deferred income taxes                                   6,147                -             -                -            6,147
     Investment in subsidiaries                          1,593,800           46,461             -       (1,640,261)               -
     Other assets                                           58,605           11,543           885                -           71,033
                                                       -----------      -----------     ---------     ------------      ------------
           Total assets                                $ 1,695,526      $ 1,438,032     $ 351,967     $ (1,650,387)     $ 1,835,138
                                                       ===========      ===========     =========     ============      ============
      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
     Accounts payable                                  $       787      $    46,802     $  11,885     $     (5,652)     $    53,822
     Current portion of long-term debt                         378           73,228            36                -           73,642
     Income taxes payable                                   33,432                -         6,638           (1,323)          38,747
     Accrued expenses and other current liabilities         33,784           28,603        14,968                -           77,355
                                                       -----------      -----------     ---------     ------------      ------------
           Total current liabilities                        68,381          148,633        33,527           (6,975)         243,566
                                                       -----------      -----------     ---------     ------------      ------------

     Long-term debt                                              -          583,765            23                -          583,788
     Securities lending agreement                           55,072                -             -                -           55,072
     Deferred income taxes                                  74,411           20,778        12,031                -          107,220
     Other liabilities                                       3,231            2,453         1,318                -            7,002
     Net intercompany payable/(receivable)                 375,705         (599,911)      224,169               37                -
     Commitments and contingent liabilities                                                                                       -
     Shareholders' equity
        Preferred stock                                          -                -             -                -                -
        Common stock                                         1,059                -             -                -            1,059
        Equity rights                                            -                -             -                -                -
        Additional paid-in-capital                         234,166        1,561,854        80,265       (1,621,648)         254,637
        Retained earnings (deficit)                        880,299         (279,540)       48,684          (21,801)         627,642
        Other comprehensive income                           3,202                -       (48,050)               -          (44,848)
        Treasury stock (at cost)                                 -                -             -                -                -
                                                       -----------      -----------     ---------     ------------      ------------
           Total shareholders' equity                    1,118,726        1,282,314        80,899       (1,643,449)         838,490
                                                       -----------      -----------     ---------     ------------      ------------
           Total liabilities and shareholders' equity  $ 1,695,526      $ 1,438,032     $ 351,967     $ (1,650,387)     $ 1,835,138
                                                       ===========      ===========     =========     ============      ============

                Condensed Consolidating Statements of Operations

                                                                   For the Three Months Ended June 30, 2002
                                                                   ----------------------------------------
                                                                                        Non
                                                    Apogent         Guarantor        Guarantor
(In thousands)                                   Technologies     Subsidiaries     Subsidiaries       Eliminations     Consolidated
                                                 ------------     ------------     ------------       ------------     ------------
Net sales                                           $      -         $237,526         $ 57,487           $(18,166)        $276,847
Cost of sales                                              -          127,572           34,353            (18,163)         143,762
                                                    --------         --------         --------           ---------        --------
         Gross profit                                      -          109,954           23,134                 (3)         133,085

Selling, general and administrative expenses           6,580           44,071           15,146                  -           65,797
                                                    --------         --------         --------           ---------        --------
Operating income                                      (6,580)          65,883            7,988                 (3)          67,288
Other income (expense):
         Interest expense                                  -          (10,223)             (50)                 -          (10,273)
         Other, net                                       (2)              83              (76)                 -                5
                                                    --------         --------         --------           ---------        --------
Income before income taxes and discontinued
     operation                                        (6,582)          55,743            7,862                 (3)          57,020
Income taxes                                          (2,688)          20,625            2,909                  -           20,846
                                                    --------         --------         --------           ---------        --------
Income from continuing operations                     (3,894)          35,118            4,953                 (3)          36,174
Loss from discontinued operation                           -             (101)               -                  -             (101)
                                                    --------         --------         --------           ---------        --------
Net income                                          $ (3,894)        $ 35,017         $  4,953           $     (3)        $ 36,073
                                                    ========         ========         ========           =========        ========

                                                                   For the Three Months Ended June 30, 2001
                                                                   ----------------------------------------
                                                                                        Non
                                                    Apogent         Guarantor        Guarantor
(In thousands)                                   Technologies     Subsidiaries     Subsidiaries       Eliminations     Consolidated
                                                 ------------     ------------     ------------       ------------     ------------
Net sales                                                $ -         $221,411         $ 49,457           $(15,607)        $255,261
Cost of sales                                              -          117,404           28,653            (15,223)         130,834
                                                    --------         --------         --------           ---------        --------
         Gross profit                                      -          104,007           20,804               (384)         124,427

Selling, general and administrative expenses           7,154           47,360           11,859                  -           66,373
                                                    --------         --------         --------           ---------        --------

Operating income                                      (7,154)          56,647            8,945               (384)          58,054
Other income (expense):
         Interest expense                                  -          (12,757)              40                  -          (12,717)
         Other, net                                     (163)             114              156                  -              107
                                                    --------         --------         --------           ---------        --------
Income before income taxes, discontinued
     operations and extraordinary item                (7,317)          44,004            9,141               (384)          45,444
Income taxes                                          (3,540)          17,622            3,656                  -           17,738
                                                    --------         --------         --------           ---------        --------
Income from continuing operations before
     extraordinary item                               (3,777)          26,382            5,485               (384)          27,706
Discontinued operations                                    -              397                -                  -              397
                                                    --------         --------         --------           ---------        --------
Income before extraordinary item                      (3,777)          26,779            5,485               (384)          28,103
Extraordinary item                                         -           (1,361)               -                  -           (1,361)
                                                    --------         --------         --------           ---------        --------
Net income                                          $ (3,777)        $ 25,418          $ 5,485             $ (384)        $ 26,742
                                                    ========         ========         ========           =========        ========

                                                               For the Nine Months Ended June 30, 2002
                                                               ---------------------------------------
                                                                                       Non
                                                Apogent           Guarantor         Guarantor
(In thousands)                                Technologies      Subsidiaries      Subsidiaries       Eliminations      Consolidated
                                              ------------      ------------      ------------       ------------      ------------
Net sales                                      $       -          $666,510          $166,623           $(53,450)         $779,683
Cost of sales                                          -           359,043            99,523            (52,186)          406,380
                                               ---------          --------          --------           --------          --------
         Gross profit                                  -           307,467            67,100             (1,264)          373,303

Selling, general and administrative expenses      21,521           124,166            41,404                  -           187,091
                                               ---------          --------          --------           --------          --------
Operating income                                 (21,521)          183,301            25,696             (1,264)          186,212
Other income (expense):
         Interest expense                              -           (30,770)              (34)                 -           (30,804)
         Other, net                                  (33)              625               (55)                 -               537
                                               ---------          --------          --------           --------          --------
Income before income taxes and discontinued
     operation                                   (21,554)          153,156            25,607             (1,264)          155,945
Income taxes                                      (9,066)           56,668             9,475                               57,076
                                               ---------          --------          --------           --------          --------
Income from continuing operations                (12,488)           96,488            16,132             (1,264)           98,869
Loss from discontinued operation                       -           (13,877)                -                  -           (13,877)
                                               ---------          --------          --------           --------          --------
Net income                                     $ (12,488)         $ 82,611          $ 16,132           $ (1,264)         $ 84,992
                                               =========          ========          ========           ========          ========

                                                               For the Nine Months Ended June 30, 2001
                                                               ---------------------------------------
                                                                                      Non
                                                Apogent           Guarantor         Guarantor
(In thousands)                                Technologies      Subsidiaries      Subsidiaries       Eliminations      Consolidated
                                              ------------      ------------      ------------       ------------      ------------
Net sales                                      $       -          $623,450          $128,974           $(39,701)         $712,723
Cost of sales                                          -           326,896            75,257            (38,440)          363,713
                                               ---------          --------          --------           --------          --------
         Gross profit                                  -           296,554            53,717             (1,261)          349,010

Selling, general and administrative expenses      23,189           131,892            30,431                  -           185,512
                                               ---------          --------          --------           --------          --------
Operating income                                 (23,189)          164,662            23,286             (1,261)          163,498
Other income (expense):
         Interest expense                              -           (37,134)               25                  -           (37,109)
         Other, net                                3,622             1,744              (242)                 -             5,124
                                               ---------          --------          --------           --------          --------
Income before income taxes, discontinued
     operations and extraordinary item           (19,567)          129,272            23,069             (1,261)          131,513
Income taxes                                      (8,792)           51,741             9,228                  -            52,177
                                               ---------          --------          --------           --------          --------
Income from continuing operations before
     extraordinary item                          (10,775)           77,531            13,841             (1,261)           79,336
Discontinued operations                          (11,824)            1,144                 -                  -           (10,680)
                                               ---------          --------          --------           --------          --------
Income before extraordinary item                 (22,599)           78,675            13,841             (1,261)           68,656
Extraordinary item                                     -            (2,106)                -                  -            (2,106)
                                               ---------          --------          --------           --------          --------
Net income                                     $ (22,599)         $ 76,569          $ 13,841           $ (1,261)         $ 66,550
                                               =========          ========          ========           ========          ========

                Condensed Consolidating Statements of Cash Flows

                                                                  For the Nine Months Ended June 30, 2002
                                                                  ---------------------------------------
                                                                                          Non
                                                        Apogent        Guarantor       Guarantor
(In thousands)                                        Technologies    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                      ------------    ------------    ------------    ------------    ------------
Cash flows provided by operating activities:              $18,758       $ 96,840        $ 4,117           $ -           $ 119,715
                                                          -------       --------        -------           ---           ---------
Cash flows from investing activities:
     Capital expenditures                                  (1,910)       (20,985)        (9,526)            -             (32,421)
     Proceeds from sales of property, plant and
       equipment                                              333            591            333             -               1,257
     Net payments for businesses acquired                       -       (142,117)             -             -            (142,117)
                                                          -------       --------        -------           ---           ---------
         Net cash used in investing activities             (1,577)      (162,511)        (9,193)            -            (173,281)
                                                          -------       --------        -------           ---           ---------
Cash flows from financing activities:
     Proceeds from long-term debt                               -        585,200              -             -             585,200
     Principal payments on long-term debt                       -       (510,655)           (17)            -            (510,672)
     Proceeds from the exercise of stock options            8,407              -              -             -               8,407
     Other                                                   (374)        (8,081)             -             -              (8,455)
                                                          -------       --------        -------           ---           ---------
         Net cash provided by (used in) financing
             activities                                     8,033         66,464            (17)            -              74,480
Effect of exchange rate on cash and cash equivalents            -              -          4,503             -               4,503
                                                          -------       --------        -------           ---           ---------
Net increase (decrease) in cash and cash equivalents       25,214            793           (590)            -              25,417
Cash and cash equivalents at beginning of year              4,145         (5,652)        10,699             -               9,192
                                                          -------       --------        -------           ---           ---------
Cash and cash equivalents at end of year                  $29,359       $ (4,859)      $ 10,109           $ -           $  34,609
                                                          =======       ========        =======           ===           =========
Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                             $     -       $ 37,441        $   260           $ -           $  37,701
                                                          =======       ========        =======           ===           =========
     Income taxes                                         $21,012       $      -        $ 6,771           $ -           $  27,783
                                                          =======       ========        =======           ===           =========
Capital lease obligations incurred                        $     -       $    209        $     -           $ -           $     209
                                                          =======       ========        =======           ===           =========

                                                                              For the Nine Months Ended June 30, 2001
                                                                              ---------------------------------------
                                                                                                Non
                                                               Apogent       Guarantor       Guarantor
(In thousands)                                               Technologies   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                             ------------   ------------   ------------   ------------  ------------

Cash flows (used in) provided by operating activities:         $(47,066)   $   144,410       $ 14,514        $  -     $   111,858
                                                               --------    -----------       --------        ------   -----------
Cash flows from investing activities:
     Capital expenditures                                        (7,254)       (22,360)        (5,888)          -         (35,502)
     Proceeds from sales of property, plant and equipment        10,167          1,136            143           -          11,446
     Net cash inflow from SDS                                    46,394              -              -           -          46,394
     Net payments for businesses acquired                             -       (136,709)        (2,311)          -        (139,020)
                                                               --------    -----------       --------        ------    ----------
         Net cash provided by (used in) investing activities     49,307       (157,933)        (8,056)          -        (116,682)
                                                               --------    -----------       --------        ------    ----------
Cash flows from financing activities:
     Proceeds from long-term debt                                     -      1,110,508              -           -       1,110,508
     Principal payments on long-term debt                             -     (1,091,219)           (32)          -      (1,091,251)
     Proceeds from the exercise of stock options                  4,382              -              -           -           4,382
     Other                                                          489         (6,721)             -           -          (6,232)
                                                               --------    -----------       --------        ------    ----------
         Net cash provided by (used in) financing activities      4,871         12,568            (32)          -          17,407
Effect of exchange rate on cash and cash equivalents                  -              -          1,826           -           1,826
                                                               --------    -----------       --------        ------   ----------
Net increase (decrease) in cash and cash equivalents              7,112           (955)         8,252           -          14,409
Cash and cash equivalents at beginning of year                    7,086         (2,577)         7,902           -          12,411
                                                               --------    -----------       --------        ------   ----------
Cash and cash equivalents at end of year                       $ 14,198    $    (3,532)      $ 16,154        $  -     $    26,820
                                                               ========    ===========       ========        ======   ===========

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                  $      -    $    25,323       $    342        $ -      $    25,665
                                                               ========    ===========       ========        ======   ===========
     Income taxes                                              $ 19,106    $       131       $  1,910        $ -      $    21,147
                                                               ========    ===========       ========        ======   ===========
Capital lease obligations incurred                             $      -    $         -       $      -        $ -      $         -
                                                               ========    ===========       ========        ======   ===========

     A majority of the Company's material U.S. subsidiaries are guarantors to its CODES. However, certain recently acquired subsidiaries are guarantors under the 8% Senior Notes and Revolving Credit Facility but are currently non-guarantors under the CODES. This variation in guarantors may continue intermittently while our resale registration statement for the CODES remains effective with the Securities and Exchange Commission. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

     Below are the condensed consolidating balance sheets as of June 30, 2002 and September 30, 2001, statements of operations for the three and nine months ended June 30, 2002 and 2001, and statements of cash flows for the nine months ended June 30, 2002 and 2001, of Apogent Technologies Inc. and its subsidiaries, reflecting the subsidiary guarantors for the CODES.

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

                     Condensed Consolidating Balance Sheets

                                                                               As of June 30, 2002
                                                                               -------------------
                                                                                       Non
                                                   Apogent           Guarantor      Guarantor
(In thousands)                                  Technologies       Subsidiaries    Subsidiaries    Eliminations       Consolidated
                                                ------------       ------------    ------------    ------------       ------------
                     Assets
                     ------
Current assets:
     Cash and cash equivalents                    $   29,359       $         -       $ 10,238       $    (4,988)       $   34,609
     Accounts receivable, net                              -           150,066         44,752                 -           194,818
     Inventories, net                                  1,263           152,702         46,544            (5,332)          195,177
     Other current assets                             25,889            12,107         10,462            (5,393)           43,065
                                                  ----------       -----------       --------       -----------        ----------
           Total current assets                       56,511           314,875        111,996           (15,713)          467,669

     Property, plant and equipment, net               10,706           172,586         72,101                 -           255,393
     Intangible assets                                12,639           925,047        299,828                 -         1,237,514
     Deferred income taxes                             5,057               121            969                 -             6,147
     Investment in subsidiaries                    2,092,584            66,631              -        (2,159,215)                -
     Other assets                                     58,095            13,502          1,017                 -            72,614
                                                  ----------       -----------       --------       -----------        ----------
           Total assets                           $2,235,592       $ 1,492,762       $485,911       $(2,174,928)       $2,039,337
                                                  ==========       ===========       ========       ===========        ==========

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
     Accounts payable                             $      123       $    41,025       $ 12,294       $    (4,988)       $   48,454
     Current portion of long-term debt                     -            62,173             19                 -            62,192
     Income taxes payable                                  -            60,908          7,554            (6,874)           61,588
     Accrued expenses and other current
        liabilities                                   13,788            31,295         29,980                 -            75,063
                                                  ----------       -----------       --------       -----------        ----------
           Total current liabilities                  13,911           195,401         49,847           (11,862)          247,297
                                                  ----------       -----------       --------       -----------        ----------
     Long-term debt                                        -           663,414             25                 -           663,439
     Securities lending agreement                     54,698                 -              -                 -            54,698
     Deferred income taxes                            79,499            21,102         19,099                 -           119,700
     Other liabilities                                 2,739             3,528          1,554                 -             7,821
     Net intercompany payable/(receivable)           843,591        (1,124,374)       289,958            (9,175)                -
     Commitments and contingent liabilities                                                 -
     Shareholders' equity
        Preferred stock                                    -                 -              -                 -                 -
        Common stock                                   1,069                 -              -                 -             1,069
        Equity rights                                      -                 -              -                 -                 -
        Additional paid-in-capital                   249,085         2,047,342        104,521        (2,131,391)          269,557
        Retained earnings (deficit)                  988,689          (313,651)        60,096           (22,500)          712,634
        Other comprehensive income                     2,311                 -        (39,189)                -           (36,878)
        Treasury stock (at cost)                           -                 -              -                 -                 -
                                                  ----------       -----------       --------       -----------        ----------
           Total shareholders' equity              1,241,154         1,733,691        125,428        (2,153,891)          946,382
                                                  ----------       -----------       --------       -----------        ----------
           Total liabilities and shareholders'
               equity                             $2,235,592       $ 1,492,762       $485,911       $(2,174,928)       $2,039,337
                                                  ==========       ===========       ========       ===========        ==========

                                                                            As of September 30, 2001
                                                                            ------------------------
                                                                                       Non
                                                  Apogent           Guarantor       Guarantor
(In thousands)                                  Technologies      Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                                ------------      ------------     ------------    ------------      ------------
                     Assets
                     ------
Current assets:
     Cash and cash equivalents                    $    4,145        $        -       $ 10,699       $    (5,652)       $    9,192
     Accounts receivable, net                              -           146,981         36,297                 -           183,278
     Inventories, net                                  1,263           136,906         33,335            (4,068)          167,436
     Other current assets                             15,010            13,458          5,969              (406)           34,031
                                                  ----------        ----------       --------       -----------        ----------
           Total current assets                       20,418           297,345         86,300           (10,126)          393,937

     Property, plant and equipment, net                9,553           169,032         45,102                 -           223,687
     Intangible assets                                 7,003           913,651        219,680                 -         1,140,334
     Deferred income taxes                             6,147                 -              -                 -             6,147
     Investment in subsidiaries                    1,593,800            46,461              -        (1,640,261)                -
     Other assets                                     58,605            11,543            885                 -            71,033
                                                  ----------        ----------       --------       -----------        ----------
           Total assets                           $1,695,526        $1,438,032       $351,967       $(1,650,387)       $1,835,138
                                                  ==========        ==========       ========       ===========        ==========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
     Accounts payable                             $      787        $   46,802       $ 11,885       $    (5,652)       $   53,822
     Current portion of long-term debt                   378            73,228             36                 -            73,642
     Income taxes payable                             33,432                 -          6,638            (1,323)           38,747
     Accrued expenses and other current
        liabilities                                   33,784            28,603         14,968                 -            77,355
                                                  ----------        ----------       --------       -----------        ----------
           Total current liabilities                  68,381           148,633         33,527            (6,975)          243,566
                                                  ----------        ----------       --------       -----------        ----------
     Long-term debt                                        -           583,765             23                 -           583,788
     Securities lending agreement                     55,072                 -              -                 -            55,072
     Deferred income taxes                            74,411            20,778         12,031                 -           107,220
     Other liabilities                                 3,231             2,453          1,318                 -             7,002
     Net intercompany payable/(receivable)           375,705          (599,911)       224,169                37                 -
     Commitments and contingent liabilities                                                                                     -
     Shareholders' equity
        Preferred stock                                    -                 -              -                 -                 -
        Common stock                                   1,059                 -              -                 -             1,059
        Equity rights                                      -                 -              -                 -                 -
        Additional paid-in-capital                   234,166         1,561,854         80,265        (1,621,648)          254,637
        Retained earnings (deficit)                  880,299          (279,540)        48,684           (21,801)          627,642
        Other comprehensive income                     3,202                 -        (48,050)                -           (44,848)

        Treasury stock (at cost)                           -                 -              -                 -                 -
                                                  ----------        ----------       --------       -----------        ----------
           Total shareholders' equity              1,118,726         1,282,314         80,899        (1,643,449)          838,490
                                                  ----------        ----------       --------       -----------        ----------
           Total liabilities and shareholders'
              equity                              $1,695,526        $1,438,032       $351,967       $(1,650,387)       $1,835,138
                                                  ==========        ==========       ========       ===========        ==========

                Condensed Consolidating Statements of Operations

                                                                       For the Three Months Ended June 30, 2002
                                                                       ----------------------------------------
                                                                                          Non
                                                      Apogent          Guarantor        Guarantor
(In thousands)                                      Technologies     Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                    ------------     ------------     ------------     ------------     ------------
Net sales                                           $      -            $227,126         $67,887         $(18,166)        $276,847
Cost of sales                                              -             120,643          41,282          (18,163)         143,762
                                                    --------            --------         -------         --------         --------
         Gross profit                                      -             106,483          26,605               (3)         133,085

Selling, general and administrative expenses           6,580              42,162          17,055                -           65,797
                                                    --------            --------         -------         --------         --------
Operating income                                      (6,580)             64,321           9,550               (3)          67,288
Other income (expense):
         Interest expense                                  -             (10,223)            (50)               -          (10,273)
         Other, net                                       (2)                 83             (76)               -                5
                                                    --------            --------         -------         --------         --------
Income before income taxes and discontinued
     operation                                        (6,582)             54,181           9,424               (3)          57,020
Income taxes                                          (2,688)             20,047           3,487                -           20,846
                                                    --------            --------         -------         --------         --------
Income from continuing operations                     (3,894)             34,134           5,937               (3)          36,174
Loss from discontinued operation                           -                (101)              -                -             (101)
                                                    --------            --------         -------         --------         --------
Net income                                          $ (3,894)           $ 34,033         $ 5,937         $     (3)        $ 36,073
                                                    ========            ========         =======         ========         ========

                                                                       For the Three Months Ended June 30, 2001
                                                                       ----------------------------------------
                                                                                           Non
                                                      Apogent          Guarantor        Guarantor
(In thousands)                                      Technologies     Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                    ------------     ------------     ------------     ------------     ------------
Net sales                                           $      -            $221,411         $49,457         $(15,607)        $255,261
Cost of sales                                              -             117,404          28,653          (15,223)         130,834
                                                    --------            --------         -------         --------         --------
         Gross profit                                      -             104,007          20,804             (384)         124,427

Selling, general and administrative expenses           7,154              47,360          11,859                -           66,373
                                                    --------            --------         -------         --------         --------
Operating income                                      (7,154)             56,647           8,945             (384)          58,054
Other income (expense):
         Interest expense                                  -             (12,757)             40                -          (12,717)
         Other, net                                     (163)                114             156                -              107
                                                    --------            --------         -------         --------         --------
Income before income taxes, discontinued
     operations and extraordinary item                (7,317)             44,004           9,141             (384)          45,444
Income taxes                                          (3,540)             17,622           3,656                -           17,738
                                                    --------            --------         -------         --------         --------
Income from continuing operations before
     extraordinary item                               (3,777)             26,382           5,485             (384)          27,706
Discontinued operations                                    -                 397               -                -              397
                                                    --------            --------         -------         --------         --------
Income before extraordinary item                      (3,777)             26,779           5,485             (384)          28,103
Extraordinary item                                         -              (1,361)              -                -           (1,361)
                                                    --------            --------         -------         --------        --------
Net income                                          $ (3,777)           $ 25,418         $ 5,485         $   (384)        $ 26,742
                                                    ========            ========         =======         ========         ========

                                                                      For the Nine Months Ended June 30, 2002
                                                                      ---------------------------------------
                                                                                       Non
                                                  Apogent           Guarantor        Guarantor
(In thousands)                                 Technologies       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                               ------------       ------------     ------------    ------------      ------------
Net sales                                        $      -           $653,286         $179,847        $(53,450)         $779,683
Cost of sales                                           -            350,373          108,193         (52,186)          406,380
                                                 ---------          --------         --------        --------          --------
         Gross profit                                   -            302,913           71,654          (1,264)          373,303

Selling, general and administrative expenses       21,521            121,978           43,592               -           187,091
                                                 ---------          --------         --------        --------          --------
Operating income                                  (21,521)           180,935           28,062          (1,264)          186,212
Other income (expense):
         Interest expense                               -            (30,770)             (34)              -           (30,804)
         Other, net                                   (33)               625              (55)              -               537
                                                 ---------          --------         --------        --------          --------
Income before income taxes and discontinued
     operation                                    (21,554)           150,790           27,973          (1,264)          155,945
Income taxes                                       (9,066)            55,792           10,350                            57,076
                                                 ---------          --------         --------        --------          --------
Income from continuing operations                 (12,488)            94,998           17,623          (1,264)           98,869
Loss from discontinued operation                        -            (13,877)               -               -           (13,877)
                                                 ---------          --------         --------        --------          --------
Net income                                       $(12,488)          $ 81,121         $ 17,623        $ (1,264)         $ 84,992
                                                 =========          ========         ========        ========          ========

                                                                      For the Nine Months Ended June 30, 2001
                                                                      ---------------------------------------
                                                                                       Non
                                                  Apogent           Guarantor        Guarantor
(In thousands)                                 Technologies       Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                               ------------       ------------     ------------    ------------      ------------
Net sales                                        $      -           $623,450         $128,974        $(39,701)         $712,723
Cost of sales                                           -            326,896           75,257         (38,440)          363,713
                                                 ---------          --------         --------        --------          --------
         Gross profit                                   -            296,554           53,717          (1,261)          349,010
Selling, general and administrative expenses       23,189            131,892           30,431               -           185,512
                                                 ---------          --------         --------        --------          --------
Operating income                                  (23,189)           164,662           23,286          (1,261)          163,498
Other income (expense):
         Interest expense                               -            (37,134)              25               -           (37,109)
         Other, net                                 3,622              1,744             (242)              -             5,124
                                                 ---------          --------         --------        --------          --------
Income before income taxes, discontinued
     operations and extraordinary item            (19,567)           129,272           23,069          (1,261)          131,513
Income taxes                                       (8,792)            51,741            9,228               -            52,177
                                                 ---------          --------         --------        --------          --------
Income from continuing operations before
     extraordinary item                           (10,775)            77,531           13,841          (1,261)           79,336
Discontinued operations                           (11,824)             1,144                -               -           (10,680)
                                                 ---------          --------         --------        --------          --------
Income before extraordinary item                  (22,599)            78,675           13,841          (1,261)           68,656
Extraordinary item                                      -             (2,106)               -               -            (2,106)
                                                 ---------          --------         --------        --------          --------
Net income                                       $(22,599)          $ 76,569         $ 13,841        $ (1,261)         $ 66,550
                                                 =========          =========        ========        ========          ========

                Condensed Consolidating Statements of Cash Flows

                                                                          For the Nine Months Ended June 30, 2002
                                                                          ---------------------------------------
                                                                                            Non
                                                         Apogent        Guarantor        Guarantor
(In thousands)                                         Technologies    Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                       ------------    ------------    ------------     ------------    ------------
Cash flows provided by operating activities:             $18,758       $  96,678         $ 4,279            $   -         $119,715
                                                         -------       ---------         -------            -----         --------
Cash flows from investing activities:
     Capital expenditures                                 (1,910)        (20,953)         (9,558)               -          (32,421)
     Proceeds from sales of property, plant and
       equipment                                             333             591             333                -            1,257
     Net payments for businesses acquired                      -        (142,117)              -                -         (142,117)
                                                         -------       ---------         -------            -----         --------
         Net cash used in investing activities            (1,577)       (162,479)         (9,225)               -         (173,281)
                                                         -------       ---------         -------            -----         --------
Cash flows from financing activities:
     Proceeds from long-term debt                              -         585,200               -                -          585,200
     Principal payments on long-term debt                      -        (510,655)            (17)               -         (510,672)
     Proceeds from the exercise of stock options           8,407               -               -                -            8,407
     Other                                                  (374)         (8,081)              -                -           (8,455)
                                                         -------       ---------         -------            -----         --------
         Net cash provided by (used in) financing
            activities                                     8,033          66,464             (17)               -           74,480
Effect of exchange rate on cash and cash equivalents           -               -           4,503                -            4,503
                                                         -------       ---------         -------            -----         --------
Net increase (decrease) in cash and cash equivalents      25,214             663            (460)               -           25,417
Cash and cash equivalents at beginning of year             4,145          (5,652)         10,699                -            9,192
                                                         -------       ---------         -------            -----         --------
Cash and cash equivalents at end of year                 $29,359       $  (4,989)        $10,239            $   -         $ 34,609
                                                         =======       =========         =======            =====         ========

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                            $     -       $  37,441         $   260            $   -         $ 37,701
                                                         =======       =========         =======            =====         ========
     Income taxes                                        $21,012       $       -         $ 6,771            $   -         $ 27,783
                                                         =======       =========         =======            =====         ========

Capital lease obligations incurred                       $     -       $     209         $     -            $   -            $ 209
                                                         =======       =========         =======            =====         ========


                                                                               For the Nine Months Ended June 30, 2001
                                                                               ---------------------------------------
                                                                                                 Non
                                                                 Apogent       Guarantor      Guarantor
(In thousands)                                                 Technologies   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                               ------------   ------------  ------------  ------------  ------------
Cash flows (used in) provided by operating activities:          $(47,066)     $   144,410      $14,514       $   -      $   111,858
Cash flows from investing activities:
     Capital expenditures                                         (7,254)         (22,360)      (5,888)          -          (35,502)
     Proceeds from sales of property, plant and equipment         10,167            1,136          143           -           11,446
     Net cash inflow from SDS                                     46,394                -            -           -           46,394
     Net payments for businesses acquired                              -         (136,709)      (2,311)          -         (139,020)
                                                                --------       -----------     -------       -----      -----------
         Net cash provided by (used in) investing activities      49,307         (157,933)      (8,056)          -         (116,682)
                                                                --------       -----------     -------       -----      -----------
Cash flows from financing activities:
     Proceeds from long-term debt                                      -        1,110,508            -           -        1,110,508
     Principal payments on long-term debt                              -       (1,091,219)         (32)          -       (1,091,251)
     Proceeds from the exercise of stock options                   4,382                -            -           -            4,382
     Other                                                           489           (6,721)           -           -           (6,232)
                                                                --------       -----------     -------       -----      -----------
         Net cash provided by (used in) financing activities       4,871           12,568          (32)          -           17,407
Effect of exchange rate on cash and cash equivalents                   -                -        1,826           -            1,826
                                                                --------       -----------     -------       -----      -----------
Net increase (decrease) in cash and cash equivalents               7,112             (955)       8,252           -           14,409
Cash and cash equivalents at beginning of year                     7,086           (2,577)       7,902           -           12,411
                                                                --------       -----------     -------       -----      -----------
Cash and cash equivalents at end of year                        $ 14,198      $    (3,532)     $16,154       $   -      $    26,820
                                                                ========      ============     =======       =====      ===========

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest                                                   $      -      $    25,323      $   342       $   -      $    25,665
                                                                ========      ============     =======       =====      ===========
     Income taxes                                               $ 19,106      $       131      $ 1,910       $   -      $    21,147
                                                                ========      ============     =======       =====      ===========
Capital lease obligations incurred                              $      -      $         -      $     -       $   -      $         -
                                                                ========      ============     =======       =====      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
        ------------------------------------------------------------------------

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

          Clinical Diagnostics                Labware and Life Sciences
          --------------------                -------------------------

Applied Biotech, Inc.                     Advance Biotechnologies Ltd.
Capitol Vial, Inc.                        BioRobotics Group Limited
Chase Scientific Glass, Inc.              Matrix Technologies Corporation
Erie Electroverre S.A.                    Marsh BioProducts
Erie Scientific Company                   Molecular BioProducts, Inc.
Forefront Diagnostics, Inc.               Nalge Nunc International Corporation
Gerhard Menzel Glasbearbeitungswerk       Nalge Nunc International K.K.
   GmbH & Co. K.G.                        National Scientific Company
Microgenics Corporation                   Nunc A/S
Microm International GmbH
NERL Diagnostics                              Laboratory Equipment
The Naugatuck Glass Company                   --------------------
Richard-Allan Scientific Company
Remel Inc.                                Barnstead Thermolyne Corporation
Samco Scientific Corporation              Electrothermal Engineering, Ltd.
                                          Lab-Line Instruments, Inc.
                                          Genevac Limited

When we use the terms "we" or "our" in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and accordingly, all references to quarters refer to our fiscal quarters. The quarters ended June 30, 2002 and 2001 are the Company's third quarters of fiscal 2002 and 2001, respectively. This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

During the year the Company changed its reporting business segments by moving its Genevac subsidiary from the labware and life sciences segment to the laboratory equipment segment. This change aligns the Company's financial reporting with the management of its operational activity. All historical financial information for the three and nine months ended June 30, 2001 has been restated to reflect this change.

Results of Operations

Summary

     Net Sales for the quarter ended June 30, 2002 were $276.8 million, an increase of $21.6 million or 8% over the corresponding fiscal 2001 quarter. Net sales for the nine months ended June 30, 2002 were $779.7 million, an increase of $67.0 million or 9% over the corresponding fiscal 2001 period. The Company continues to see a decline in existing product sales within its Laboratory Equipment business, which in turn contributes to a decline in gross profit and operating income for that business segment. Also, the Company's Life Sciences Instruments business, included in Labware and Life Sciences, continues to experience weakness in sales, and the Company expects this weakness to continue.

     Gross Profit for the three and nine months ended June 30, 2002 was $133.1 million and $373.3 million, respectively, representing increases of $8.7 million and $24.3 million over the corresponding fiscal 2001 periods.

     Selling, general and administrative expenses for the three and nine months ended June 30, 2002 were $65.8 million and $187.1 million, respectively, as compared to $59.0 million and $163.9 million in the corresponding fiscal 2001 periods (had the Company adopted SFAS 142 as of October 1, 2000).

     Operating income and net income for the three months ended June 30, 2002 were $67.3 million and $36.1 million, respectively, and for the nine months ended June 30, 2002 were $186.2 million and $85.0 million, respectively. Had the Company adopted SFAS 142 as of October 1, 2000, operating income and net income for the three months ended June 30, 2001 would have been $65.4 million and $32.5 million, respectively, and for the nine months ended June 30, 2001 would have been $185.1 million and $82.2 million, respectively.

     During March 2002, management made the decision to dispose of its vacuum deposition chamber business, Vacuum Process Technology, Inc. ("VPT"). The decision was made following the slow-down in the telecommunications industry, in which VPT targets a majority of its products, and as a result, the business no longer met the Company's strategic requirements. In connection with the discontinuance of this business, the Company incurred a one-time charge of $13.2 million, net of income tax benefit of $7.6 million related to the write down of net assets to their estimated realizable value. The decision to sell VPT represents a disposal of long-lived assets and disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated. In the event the Company ultimately disposes of VPT for an amount less than the carrying value of the business, an additional charge will be recognized upon disposal. For the three and nine months ended June 30, 2002, losses from the operations of VPT, net of tax, were $0.1 million and $0.7 million, respectively.

Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001


Net Sales                                    (in thousands)
                                 Fiscal          Fiscal          Dollar          Percent
                                  2002            2001           Change          Change
                                ---------       ---------       --------        --------
Clinical Diagnostics            $ 132,578       $ 119,866       $ 12,712          11%
Labware and Life Sciences         113,907         103,707         10,200          10%
Laboratory Equipment               30,362          31,688         (1,326)         -4%
                                ---------       ---------       --------
                                $ 276,847       $ 255,261       $ 21,586           8%
                                =========       =========       ========

     Overall Company. Net sales for the quarter ended June 30, 2002 increased by $21.6 million or 8% over the corresponding fiscal 2001 quarter.

     Clinical Diagnostics. Increased net sales in the clinical diagnostics segment resulted primarily from: (a) net sales of products of acquired companies (approximately $12.1 million), (b) price increases (approximately $4.9 million),
(c) increased net sales of new products developed by us (approximately $1.3 million), and (d) foreign currency fluctuations (approximately $0.5 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $6.1 million).

     Labware and Life Sciences. Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $8.8 million), (b) increased net sales of new products developed by us (approximately $3.3 million), and (c) foreign currency fluctuations (approximately $0.8 million). Net sales were partially reduced by:
(a) a decrease in net sales of existing products (approximately $2.0 million) and (b) price decreases (approximately $0.7 million).

     Laboratory Equipment. Reduced net sales in the laboratory equipment segment resulted primarily from a decrease in net sales of existing products (approximately $3.3 million). Net sales were partially increased by: (a) an increase in net sales of new products developed by us (approximately $1.1 million), (b) price increases (approximately $0.8 million), and (c) foreign currency fluctuations (approximately $0.1 million).

Gross Profit                                                   (in thousands)
                                Fiscal          Percent         Fiscal          Percent        Dollar          Percent
                                 2002           of Sales         2001           of Sales       Change          Change
                              ----------       ----------     ----------       ----------     --------        ---------
Clinical Diagnostics          $  62,056           47%         $  57,784           48%         $ 4,272            7%
Labware and Life Sciences        57,624           51%            52,768           51%           4,856            9%
Laboratory Equipment             13,405           44%            13,875           44%            (470)          -3%
                              ----------                      ----------                      --------
                              $ 133,085           48%         $ 124,427           49%         $ 8,658            7%
                              ==========                      ==========                      ========


     Overall Company. Gross profit for the quarter ended June 30, 2002 increased by $8.7 million or 7% over the corresponding fiscal 2001 quarter.

     Clinical Diagnostics. Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) price increases (approximately $4.9 million), (b) product mix (approximately $4.8 million), (c) the effects of acquired companies (approximately $4.4 million), (d) the effects of new products (approximately $0.8 million), (e) lower inventory write-downs (approximately $0.4 million), and (f) foreign currency fluctuations (approximately $0.2 million). Gross profit was partially reduced by: (a) decreased volume (approximately $5.7 million), (b) increased manufacturing overhead (approximately $5.3 million), and (c) restructuring charges (approximately $0.3 million).

     Labware and Life Sciences. Increased gross profit in the labware and life sciences segment resulted primarily from: (a) product mix (approximately $5.4 million), (b) the effects of acquired companies (approximately $2.9 million),
(c) the effects of new products (approximately $2.0 million), (d) foreign currency fluctuations (approximately $0.7 million), and (e) lower inventory write-downs (approximately $0.5 million). Gross profit was partially reduced by:
(a) decreased volume (approximately $4.3 million), (b) restructuring charges (approximately $1.1 million), (c) increased manufacturing overhead (approximately $0.7 million), and (d) price decreases (approximately $0.7 million).

     Laboratory Equipment. Decreased gross profit in the laboratory equipment segment resulted primarily from: (a) decreased volume (approximately $1.0 million) and (b) increased manufacturing overhead (approximately $0.7 million). Gross profit was partially increased by: (a) price increases (approximately $0.8 million), (b) the effects of new products (approximately $0.3 million), and (c) foreign currency fluctuations (approximately $0.1 million).

Selling, General, and Administrative Expenses

                                               (in thousands)
                                 Fiscal          Fiscal          Dollar          Percent
                                  2002            2001           Change          Change
                                --------        ---------      ---------        --------
Clinical Diagnostics            $ 26,563        $ 27,991       $ (1,428)           -5%
Labware and Life Sciences         31,374          30,228          1,146             4%
Laboratory Equipment               7,744           8,019           (275)           -3%
                                --------        ---------      ---------
 Subtotal                         65,681          66,238           (557)           -1%
Other                                116             135            (19)
                                --------        ---------      ---------
 Total                          $ 65,797        $ 66,373       $   (576)           -1%
                                ========        =========      =========

     Overall Company. Selling, general and administrative expenses for the quarter ended June 30, 2002 decreased by $0.6 million over the corresponding fiscal 2001 quarter. Adoption of SFAS 142 would have decreased selling, general and administrative expenses by $7.4 million for the three months ended June 30, 2001 had it been effective at the time.

     Clinical Diagnostics. Decreased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from: (a) a decrease in amortization expense as a result of the implementation of Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) - see Note 1 to the Unaudited Consolidated Financial Statements (approximately $3.5 million) and (b) marketing expenses (approximately $0.4 million). Selling, general and administrative expenses were partially increased by: (a) acquired businesses (approximately $1.7 million), (b) research and development expenses (approximately $0.5 million), (c) foreign currency fluctuations (approximately $0.2 million), and (d) general and administrative expenses (approximately $0.1 million).

     Labware and Life Sciences. Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) marketing expenses (approximately $2.3 million), (b) acquired businesses (approximately $2.0 million), (c) foreign currency fluctuations (approximately $0.8 million), and (d) research and development expense (approximately $0.1 million). Selling, general and administrative expenses were partially reduced by: (a) decreased amortization expense as a result of SFAS142 (approximately $2.4 million), and (b) general and administrative expenses (approximately $1.6 million).

     Laboratory Equipment. Decreased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) decreased amortization expense as a result of SFAS 142 (approximately $0.7 million) and (b) general and administrative expenses (approximately $0.3 million). Selling, general and administrative expenses were partially increased by: (a) marketing expenses (approximately $0.5 million) and (b) foreign currency fluctuations (approximately $0.3 million).

Operating Income
                                               (in thousands)
                                 Fiscal          Fiscal          Dollar          Percent
                                  2002            2001           Change          Change
                               --------         ---------      ---------        --------
Clinical Diagnostics           $ 35,493         $ 29,793       $  5,700            19%
Labware and Life Sciences        26,250           22,540          3,710            16%
Laboratory Equipment              5,661            5,856           (195)           -3%
                               --------         ---------      ---------
 Subtotal                        67,404           58,189          9,215            16%
Other                              (116)            (135)            19
                               --------         ---------      ---------
 Total                         $ 67,288         $ 58,054       $  9,234            16%
                               ========         =========      =========

      Operating income for the quarter ended June 30, 2002 increased by $9.2 million over the corresponding fiscal 2001 quarter. Adoption of SFAS 142 would have increased operating income to $65.4 million for the fiscal 2001 quarter, had it been effective at the time.

Restructuring

     In June 2002, the Company recorded a restructuring charge of approximately $1.4 million (approximately $0.9 million net of tax) relating to the charge incurred in the second quarter of fiscal 2002 for the consolidation of certain facilities, and discontinuance of certain product lines due to product rationalizations. The restructuring charge was classified as a component of cost of sales and related to the write-off of inventory, write-offs of fixed assets, and severance associated with employees in production activities. Restructuring activity is as follows:

                                                                         (in thousands)
                                                                       Fixed       Facility
                                          Severance     Inventory      Assets    Closure Costs
                                             (a)          (b)          (b)            (c)           Other      Total
                                         ----------  ------------  -----------  ---------------    -------    -------
2002 Second quarter restructuring
    charge                                $ 1,200       $ 2,400       $  300       $ 1,400         $  -      $ 5,300
2002 Third quarter charge                     300         1,000          100             -            -        1,400
2002 Cash payments                            900             -            -           500            -        1,400
2002 Non-cash charges                           -           900          200             -            -        1,100
                                          -------       -------       ------       -------         ----      -------
June 30, 2002 balance                     $   600       $ 2,500       $  200       $   900            -      $ 4,200
                                          =======       =======       ======       =======         ====      =======

(a) Amount represents severance and termination costs for 126 terminated employees (primarily sales, marketing and manufacturing personnel). As of June 30, 2002, 35 employees have been terminated as a result of the restructuring plan.
(b) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c) Amount represents lease payments and other facility closure costs on exited operations.

Interest Expense

     Interest expense was $10.3 million for the quarter ended June 30, 2002, as compared to $12.7 million for the corresponding fiscal 2001 quarter. The decrease is the result of lower average interest rates, offset in part by an increase in average debt levels.

Other Income

     Other income was $0.9 million for the quarter ended June 30, 2002, as compared to other income of $0.2 million in the corresponding fiscal 2001 quarter. This increase is primarily due to income of $0.8 million from a joint venture.

Income Taxes

     Taxes on income from continuing operations for the quarter ended June 30, 2002 were $20.8 million, an increase of $3.1 million from the corresponding fiscal 2001 quarter. This increase resulted primarilyfrom an increase in taxable income offset in part by a decrease in the effective tax rate due to the implementation of SFAS 142.

Income from Continuing Operations

     Income from continuing operations for the quarter ended June 30, 2002 was $36.2 million, an increase of $8.5 million from the corresponding fiscal 2001 quarter. Adoption of SFAS 142 would have increased income from continuing operations to $33.5 million for the fiscal 2001 quarter, had it been effective at the time.

Discontinued Operations

     The loss from the discontinued operations for the quarter ended June 30, 2002 was a result of an operating loss from VPT of $0.1 million, net of tax.

Net Income

     Net income was $36.1 million for the quarter ended June 30, 2002 as compared to $26.7 million for the corresponding fiscal 2001 quarter. Adoption of SFAS 142 would have increased net income to $32.5 million for the fiscal 2001 quarter, had it been effective at the time.

Nine Months Ended June 30, 2002 Compared to the Nine Months Ended June 30, 2001


Net Sales                                    (in thousands)
                                 Fiscal          Fiscal          Dollar          Percent
                                  2002            2001           Change          Change
                                ---------       ---------       --------        --------
Clinical Diagnostics            $ 374,412       $ 341,482       $ 32,930          10%
Labware and Life Sciences         318,040         277,371         40,669          15%
Laboratory Equipment               87,231          93,870         (6,639)         -7%
                                ---------       ---------       --------
                                $ 779,683       $ 712,723       $ 66,960           9%
                                =========       =========       ========

     Overall Company. Net sales for the nine months ended June 30, 2002 increased by $67.0 million or 9% over the corresponding fiscal 2001 period.

     Clinical Diagnostics. Increased net sales in the clinical diagnostics segment resulted primarily from: (a) net sales of products of acquired companies (approximately $25.3 million), (b) price increases (approximately $13.1 million), (c) increased net sales of new products developed by us (approximately $4.9 million), and (d) foreign currency fluctuations (approximately $0.3 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $10.7 million).

     Labware and Life Sciences. Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $33.4 million), (b) increased net sales of new products developed by us (approximately $8.2 million), and (c) price increases (approximately $2.4 million). Net sales were partially reduced by: (a) a decrease in net sales of existing products (approximately $2.5 million) and (b) foreign currency fluctuations (approximately $0.9 million).

     Laboratory Equipment. Reduced net sales in the laboratory equipment segment resulted primarily from a decrease in net sales of existing products (approximately $9.9 million). Net sales were partially increased by: (a) price increases (approximately $1.7 million) and (b) increased net sales of new products developed by us (approximately $1.6 million).


Gross Profit
                                                               (in thousands)
                                Fiscal          Percent         Fiscal          Percent        Dollar          Percent
                                 2002           of Sales         2001           of Sales       Change          Change
                              ----------       ----------     ----------       ----------     ---------       ---------
Clinical Diagnostics          $ 175,754           47%         $ 164,700           48%         $ 11,054           7%
Labware and Life Sciences       159,840           50%           143,250           52%           16,590          12%
Laboratory Equipment             37,709           43%            41,060           44%           (3,351)         -8%
                              ----------                      ----------
                              $ 373,303           48%         $ 349,010           49%         $ 24,293           7%
                              ==========                      ==========

     Overall Company. Gross profit for the nine months ended June 31, 2002 increased by $24.3 million or 7% over the corresponding fiscal 2001 period.

     Clinical Diagnostics. Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) price increases (approximately $13.1 million), (b) the effects of acquired companies (approximately $10.2 million),
(c) product mix (approximately $ 3.2 million), (d) lower inventory write-downs (approximately $3.1 million), (e) the effects of new products (approximately $2.8 million), and (f) foreign currency fluctuations (approximately $0.2 million). Gross profit was partially reduced by: (a)
decreased volume (approximately $10.7 million), (b) increased manufacturing overhead (approximately $9.3 million), and (d) restructuring charges (approximately $1.6 million).

     Labware and Life Sciences. Increased gross profit in the labware and life sciences segment resulted primarily from: (a) product mix (approximately $11.3 million), (b) the effects of acquired companies (approximately $10.2 million),
(c) the effects of new products (approximately $4.1 million), and (d) price increases (approximately $2.4 million). Gross profit was partially reduced by:
(a) restructuring charges (approximately $3.8 million), (b) decreased volume (approximately $3.7 million), (c) increased manufacturing overhead (approximately $2.8 million), (d) foreign currency fluctuations (approximately $0.8 million), and (e) inventory write-downs (approximately $0.3 million).

     Laboratory Equipment. Decreased gross profit in the laboratory equipment segment resulted primarily from: (a) decreased volume (approximately $4.4 million) and (b) increased manufacturing overhead (approximately $2.1 million). Gross profit was partially increased by: (a) price increases (approximately $1.8 million), (b) the effects of new products (approximately $0.6 million), (c) product mix (approximately $0.4 million), and (d) lower inventory write-downs (approximately $0.2 million).


Selling, General, and Administrative Expenses
                                               (in thousands)
                                 Fiscal          Fiscal         Dollar          Percent
                                  2002            2001          Change          Change
                               ---------       ---------      ---------        --------
Clinical Diagnostics           $  77,579       $  82,585      $ (5,006)           -6%
Labware and Life Sciences         87,855          79,862         7,993            10%
Laboratory Equipment              21,175          23,562        (2,387)          -10%
                               ---------       ---------      ---------
 Subtotal                        186,609         186,009           600             0%
Other                                482            (497)          979
                               ---------       ---------      ---------
 Total                         $ 187,091       $ 185,512      $  1,579             1%
                               =========       =========      =========

     Overall Company. Selling, general and administrative expenses for the nine months ended June 30, 2002 increased by $1.6 million over the corresponding fiscal 2001 period. Adoption of SFAS 142 would have decreased selling, general and administrative expenses by $21.6 million for the nine months ended June 30, 2001 had it been effective at the time.

     Clinical Diagnostics. Decreased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from a decrease in amortization expense as a result of the implementation of SFAS 142 (approximately $11.4 million). Selling, general and administrative expenses were partially increased by: (a) acquired businesses (approximately $2.0 million),
(b) marketing expenses (approximately $1.3 million), (c) research and development expenses (approximately $1.3 million), (d) general and administrative expenses (approximately $1.1 million), (e) restructuring charges (approximately $0.6 million), and (f) foreign currency fluctuations (approximately $0.1 million).

     Labware and Life Sciences. Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) acquired businesses (approximately $7.9 million), (b) marketing expenses (approximately $5.0 million), (c) research and development expense (approximately $1.0 million), (d) restructuring charges (approximately $0.4 million), and (e) foreign currency fluctuations (approximately $0.3 million). Selling, general and administrative expenses were partially reduced by: (a) decreased amortization expense as a result of SFAS 142 (approximately $6.3 million) and (b) general and administrative expenses (approximately $0.3 million).

     Laboratory Equipment. Decreased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) decreased amortization expense as a result of SFAS 142 (approximately $1.8 million) and (b) general and administrative expenses (approximately $1.1 million).

Selling, general and administrative expenses were partially increased by: (a) marketing expenses (approximately $0.3 million), (b) research and development expense (approximately $0.2 million), and (c) foreign currency fluctuations (approximately $0.2 million).


Operating Income
                                               (in thousands)
                                 Fiscal          Fiscal         Dollar          Percent
                                  2002            2001          Change          Change
                               ---------       ---------      ---------        --------
Clinical Diagnostics           $  98,175       $  82,115      $ 16,060            20%
Labware and Life Sciences         71,985          63,388         8,597            14%
Laboratory Equipment              16,534          17,498          (964)           -6%
                               ---------       ---------      ---------
 Subtotal                        186,694         163,001        23,693            15%
Other                               (482)            497          (979)
                               ---------       ---------      ---------
 Total                         $ 186,212       $ 163,498      $ 22,714            14%
                               =========       =========      =========


     Operating income for the nine months ended June 31, 2002 increased by $22.7 million over the corresponding fiscal 2001 period. Adoption of SFAS 142 would have increased operating income to $185.1 million for the nine months ended June 30, 2001, had it been effective at the time.

Interest Expense

     Interest expense was $ 30.8 million for the nine months ended June 30, 2002, as compared to $37.1 million for the corresponding fiscal 2001 period. The decrease is the result of lower average interest rates offset in part by an increase in average debt levels.

Other Income

     Other income was $3.2 million for the nine months ended June 30, 2002, as compared to other income of $5.5 million in the corresponding fiscal 2001 period. This decrease is primarily due to gains on the sales of assets of approximately $4.4 million included in other income for the nine months ended June 30, 2001,offset in part by income of approximately $2.9 million from a joint venture included in other income for the nine months ended June 30, 2002.

Income Taxes

     Taxes on income from continuing operations for the nine months ended June 30, 2002 were $57.1 million, an increase of $4.9 million from the corresponding fiscal 2001 period. This increase resulted primarily from increased taxable earnings offset in part by lower effective tax rates resulting from the implementation of SFAS 142.

Income from Continuing Operations Before Extraordinary Items

     Income from continuing operations before extraordinary items for the nine months ended June 30, 2002 was $98.9 million, as compared to $79.3 million for the corresponding fiscal 2002 period. Adoption of SFAS 142 would have increased income from continuing operations to $95.0 million for the fiscal 2001 period, had it been effective at the time.

Discontinued Operations

     The loss from the discontinued operations for the nine months ended June 30, 2002 was a result of an operating loss from VPT of $0.7 million and an estimated loss on sale of VPT of $13.2 million. For the corresponding fiscal 2001 period, the loss from discontinued operations was a result of a loss from the distribution of Sybron Dental Specialties of $11.8 million, offset by operating income from VPT of $1.1 million.

Net Income

     Net income was $85.0 million for the nine months ended June 30, 2002 as compared to $66.6 million for the corresponding fiscal 2001 period. Adoption of SFAS 142 would have increased net income to $82.2 million for the fiscal 2001 period, had it been effective at the time.

Liquidity and Capital Resources

     As a result of the acquisition of our predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with accounting principles generally accepted in the United States. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets. Goodwill and intangible assets, net of amortization, increased by approximately $97 million during the first nine months of 2002, primarily as a result of continued acquisition activity. However, the non-cash amortization expense relating to intangible assets and goodwill has been reduced substantially following the adoption of SFAS 142 on October 1, 2001.

     Our capital requirements arise principally from indebtedness incurred in connection with our obligation to pay rent under the Sale/Leaseback facility (as defined herein), our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, and the periodic expansion and/or acquisition of physical facilities.

     Approximately $119.7 million of cash was generated from operating activities in the first nine months of fiscal 2002, an increase of $7.8 million or 7.0% from the corresponding fiscal 2001 period. Non-cash depreciation and amortization charged against net income decreased approximately $13.8 million, primarily as a result of the adoption of SFAS 142. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $27.9 million for the first nine months of fiscal 2002. These changes are set forth in detail in the Consolidated Statements of Cash Flows.

     Investing activities in the first nine months of fiscal 2002 used approximately $173.3 million of cash. This outflow was due primarily to cash used for acquisitions of $142.1 million. Capital expenditures were$32.4 million for the first nine months of fiscal 2002, compared to $35.5 million in the corresponding fiscal 2001 period.

     Financing activities provided approximately $74.5 million of cash in the first nine months of fiscal 2002. Proceeds from our CODES offering (discussed below) were used to pay off approximately $208 million outstanding on the Revolving Credit Facility. Financing fees of $8.1 million were paid in connection with the CODES offering.

     On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year, beginning April 15, 2002. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based on specified factors) including but not limited to the sale price of the Company's common stock, trading prices of the CODES, maintenance of the Company's credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of the Company's U.S. subsidiaries guarantee the Company's obligations under the CODES. The proceeds from the issuance were used to repay the outstanding balance on our Revolving Credit Facility, and for general corporate purposes. As of June 30, 2002 there was $28.4 million and $430.3 million outstanding and available on the Revolving Credit Facility, respectively.

     The CODES, 8% Senior Notes, and Revolving Credit Facility all contain certain cross default provisions. Some of these provisions include financial and operating covenants which, if not met, could cause acceleration of payments on outstanding balances. The covenants include, among other things;

restrictions on investments, requirements that the Company maintain certain financial ratios, requirements that the Company maintain certain credit ratings, restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined), and limitations on incurrence of additional indebtedness. The Company is not aware of any violations of these covenants and does not anticipate any such violations in light of current business conditions.

     The Company has announced the authorization of a stock repurchase program of up to two million shares of Apogent common stock within the next two years. Shares will be repurchased at times and prices deemed appropriate to the Company. The Company will use cash generated from operations as well as available credit facilities in order to repurchase these shares.

     The Company believes that it will continue to be able to meet its present and foreseeable capital and liquidity needs from its existing resources.

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

     The Company has three defined benefit pension plans covering a significant number of domestic employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In order to make informed assumptions management relies on outside actuarial experts as well as public market data and general economic information. If changes in any of these assumptions occur, they may materially affect certain amounts reported on the Company's balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets could result in an increase in the Company's pension liability and a charge to equity.

Off-Balance Sheet Arrangements

     The Company holds a minority interest in an unconsolidated joint venture that is accounted for as an equity investment. The Company owns less than 50% of the underlying joint venture. As of June 30, 2002 the equity investment in this entity, included in "Other Assets", was approximately $9.0 million. Net income from the joint venture for the first nine months of fiscal 2002 was approximately $2.9 million and is included in "Other Income". The joint venture is limited to the extent it can incur any debt other than trade payables arising out of its business activities and does not hold any assets other than inventory and trade receivables. As of June 30, 2002, the joint venture did not have any debt other than trade payables arising out of its business activities.

Disclosures About Contractual Obligations and Commercial Commitments

     In its day-to-day business activities, the Company incurs certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following table (in millions):


                                                                Payments Due by Period
                                                                ----------------------
                                                        Less than                                   After 5
        Contractual Obligations            Total          1 Year      1 - 3 Years   4 - 5 Years      Years
        -----------------------            -----        ----------    -----------   -----------     -------
Long-Term Debt                             $ 725.6        $ 62.2        $ 28.3         $ 1.2       $ 633.9

Capital Lease Obligations                      0.6           0.3           0.3             -             -

Operating Leases                              51.6           9.6          21.9           8.5          11.6

Unconditional Purchase Obligations            15.0           2.5           6.5           3.0           3.0

Other Long-Term Obligations                   None
                                           -------        ------        ------         ------      -------
Total Contractual Cash Obligations         $ 817.7        $ 86.0        $ 70.5         $ 12.7      $ 648.5
                                           -------        ------        ------         ------      -------

                                                             Amount of Commitment Expiration Per Period
                                              Total           ------------------------------------------
                                             Amounts     Less Than                                  Over 5
     Other Commercial Commitments           Committed      1 Year     1 - 3 Years   4 - 5 Years     Years
     ----------------------------           ---------   -----------   -----------   -----------  ------------
Lines of Credit                                $ 28.4       $28.4        $   -         $   -         $   -

Standby Letters of Credit                        41.3        30.8         10.5

Guarantees                                       None (1)

Standby Repurchase Obligations                   None

Other Commercial Commitments                     None
                                              -------       -----       ------         -----         -----
Total Commercial Commitments                  $ 118.6       $45.5       $ 73.1         $   -         $   -
                                              -------       -----       ------         -----         -----

(1) Certain of the Company's domestic subsidiaries are guarantors under the Company's Revolving Credit Facility, 8% Senior Notes, and CODES.

Cautionary Factors

     This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "continue," "estimate," "goal," "expect," "objective," "outlook" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could materially adversely affect our business financial condition, results of operations and prospects:

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

     Some of the industries and markets into which we sell our products are cyclical. Any significant downturn in our customers' markets or in general economic conditions could result in reduced demand for our products and could harm our business. When a downturn occurs, it is difficult to predict if and when a turnaround will occur.

Future acquisitions may not be available or may create transitional challenges.

     A significant portion of our growth over the past several years has been achieved through our acquisition program. Our rate of continued growth is therefore subject to factors affecting our ability to continue pursuing our current acquisition strategy and to be successful with that strategy. These factors include the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates, our ability to realize the synergies expected to result from acquisitions, our ability to successfully transition and absorb acquired businesses, our ability to retain key personnel in connection with acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

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

     We rely upon our manufacturing operations to produce most of the products we sell. Any significant disruption of those operations for any reason, such as the movement of operations from one facility to another, strikes, labor disputes or other labor unrest, power interruptions, fire, war, or other force majuere, could adversely affect our sales, ability to manufacture product, and customer relationships and therefore adversely affect our business. For example, the supply of white glass, which is used in our clinical diagnostics segment's worldwide, manufacturing operations, comes solely from our glass manufacturing facility in Switzerland. Risks include delays encountered in connection with the periodic rebuilding of the sheet glass furnace or furnace malfunctions. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices.

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

     Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks. In the future, some of our products may be affected by the passage of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, delay or inability to validate production facilities or processes, or the withdrawal of approvals needed to sell one or more of our products.

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

                                      APOGENT TECHNOLOGIES INC.
                                      ------------------------------------------
                                      (Registrant)



Date: August 13, 2002                 /s/ JEFFREY C. LEATHE
---------------------------           ------------------------------------------
                                      Jeffrey C. Leathe
                                      Executive Vice President - Finance,
                                      Chief Financial Officer and Treasurer*

                                   * Executing as both the principal financial officer and a duly authorized officer of the Company

                            APOGENT TECHNOLOGIES INC.
                               (the "Registrant")
                          (Commission File No. 1-11091)

                                  EXHIBIT INDEX
                                       to
   QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                                                              Filed or
 Exhibit                                                                                      Submitted
 Number                    Description              Incorporated Herein By Reference To       Herewith
--------       ---------------------------------    -----------------------------------       --------
10.1           Employment Agreement between                                                       X
               Apogent Technologies Inc. and
               Robert V. Ahlgren, dated April 1,
               2002.

10.2           Indemnification Agreement between                                                  X
               Apogent Technologies Inc. and
               Robert V. Ahlgren, dated April 1,
               2002.

12             Computation of ratio of earnings                                                   X
               to fixed charges

99.1           Certification Pursuant to 18                                                       X
               U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 (CEO)

99.2           Certification Pursuant to 18                                                       X
               U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 (CFO)

