Form 10-K
period 2002-09-30
APOGENT TECHNOLOGIES INC
filed 2002-12-20
CIK 824803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-11091

APOGENT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Wisconsin	22-2849508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

30 Penhallow Street, Portsmouth, New Hampshire	03801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (603) 433-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights (associated with the Common Stock)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.         YES     ☒         NO     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.     ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on December 2, 2002 as reported on the New York Stock Exchange, was approximately $1,442,925,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At December 2, 2002, there were 106,053,287 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 28, 2003 have been incorporated by reference into Part III of this Form 10-K.

APOGENT TECHNOLOGIES INC.

TO
2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    Business

General

Apogent Technologies Inc. is a Wisconsin corporation, incorporated in 1993 to be the successor by merger in January 1994 to Sybron Corporation, a Delaware corporation. The merger was accomplished to change the Company’s corporate domicile from Delaware to Wisconsin. The Company changed its name from Sybron International Corporation to Apogent Technologies Inc. in January 2001.

The Company’s operating subsidiaries are engaged in the manufacture and sale of laboratory products in the United States and other countries. The Company’s products are categorized in the business segments of: clinical diagnostics; labware and life sciences; and laboratory equipment.

During the year ended September 30, 2002, the Company changed its reporting business segments by moving its Genevac subsidiary from the labware and life sciences segment to the laboratory equipment segment. This change aligns the Company’s financial reporting with the management of its operational activity. All historical financial information for the years ended September 30, 2001 and 2000 has been restated to reflect this change.

Effective September 30, 2002 the Company adopted the Emerging Issues Task Force (EITF) Issue No.  00-10, Accounting for Shipping and Handling Fees and Costs, which requires all amounts charged to customers for shipping and handling to be classified as sales revenues. Accordingly, all historical sales revenue amounts have been adjusted to reflect these charges. The costs related to shipping and handling are classified as a selling expense in selling, general and administrative expense. Please refer to Note 1 to the consolidated financial statements in Item 8 of this Annual Report for the detailed amounts reclassified to/from sales, cost of sales and selling expenses. See “Impact of Recently Issued Accounting Standards” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

When we use the terms “Company,” “Apogent,” “we,” or “our” in this Annual Report, we are referring to Apogent Technologies Inc. and its subsidiaries and their respective predecessors. Our fiscal year ends on September 30. All references to a particular year mean the fiscal year ended September 30 of that year, unless we indicate otherwise. During March 2002, the Company made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. (“VPT”). The decision to sell VPT represents a disposal of long-lived assets and disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated. In addition, on December 11, 2000, the Company spun off its dental business (the “Spin-Off”) by way of a pro rata distribution to its shareholders of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (“SDS”). As a result of the Spin-Off, SDS has been accounted for as a discontinued operation.

Forward-Looking Statements

The description of our businesses included in this Item 1 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and other portions of this Annual Report contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements concern, among other things, our intent, belief, or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors and large OEM customers, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled “Cautionary Factors” in Item 7 of this Annual Report.

Business Segments

Apogent is a leading developer and manufacturer of products for the clinical diagnostics, labware and life sciences, and laboratory equipment industries. We are organized into three business segments to serve our customers in each of these industries. Our subsidiaries manufacture most of their products in approximately  80 facilities. We have over 125 facilities worldwide. Our customers include distributors, pharmaceutical and biotechnology companies, clinical, research and industrial laboratories, OEMs, and others. Approximately 71% of our consolidated net sales for 2002 were generated from sales transactions with customers within the U.S. and the remainder was generated internationally, mostly from Europe and Japan.

The end-users of our products include scientists and lab technicians in the fields of life science research, clinical diagnostics, and basic scientific research. These individuals typically work at pharmaceutical companies, other types of manufacturing companies, hospitals, scientific research organizations, academic and government institutions, and clinical reference laboratories.

Clinical Diagnostics Segment

Our clinical diagnostics business segment manufactures and sells products primarily to clinical and commercial laboratories and to scientific research and industrial customers. These products are used in a number of diagnostic applications—specimen collection, specimen transportation, drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, glucose tolerance testing, and clinical diagnostic liquid standards, among others. Diagnostic applications include anatomical pathology (histology and cytology) and immunohistochemistry, with an emphasis on cancer applications. Products include:

■	microscope slides, cover glass, glass tubes and vials;
■	stains and reagents;
■	histology and immunochemistry instrumentation;
■	diagnostic test kits;
■	sample vials used in diagnostic testing;
■	culture media;
■	diagnostic reagents;
■	other products used in detecting causes of various infections, diseases, conditions, and therapeutic drugs or drugs of abuse; and
■	thin glass for watch crystals, cosmetic mirrors, precision and coated glass used in various optic applications.

Our primary U.S. and foreign subsidiaries in this business segment include:

Applied Biotech, Inc.
Capitol Vial, Inc.
Chase Scientific Glass, Inc.
Erie Electroverre S.A.
Erie Scientific Company
Forefront Diagnostics, Inc.
Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G.
Lab Vision Corporation
Microgenics Corporation
Microm International GmbH
Neomarkers, Inc.

The Naugatuck Glass Company
Remel Inc.
Richard-Allan Scientific Company
Samco Scientific Corporation
Seradyn, Inc.

During fiscal 2002, we acquired Forefront Diagnostics, a manufacturer of rapid diagnostic test kits for the detection of drugs of abuse; Separation Technology, a manufacturer of tabletop microhematocrit centrifuge systems; Capitol Vial, a manufacturer of plastic vials and related products for sample collection and processing; and the automotive vanity mirror business of SMC Manufacturing.

The clinical diagnostics segment accounted for approximately 48% of our consolidated net sales in 2002, 2001, and 2000. For the fiscal years 2002, 2001, and 2000, net sales for this segment grew 10%, 12%, and 20%, respectively, compared to the prior year.

Labware and Life Sciences Segment

Our labware and life sciences business segment manufactures, distributes and sells products primarily to the research and clinical life sciences industries. Applications of these products include general everyday laboratory uses as well as genomics, proteomics, high-throughput screening for drug discovery, combinatorial chemistry, cell culture, filtration, and liquid handling. In addition, a division within this segment manufactures and sells plastic bottles and containers to the consumer market primarily for outdoor sporting uses. Products in this business segment include:

■	reusable plastic and glass products (e.g., bottles, carboys, graduated ware, beakers and flasks);
■	disposable plastic and glass products;
■	products for critical packaging applications;
■	environmental and safety containers;
■	instruments used in drug discovery;
■	autosampler vials and seals used in chromatography analysis; and
■
various consumable products for use in applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling, genomics, and high-throughput screening for pharmaceutical drug discovery.

Our primary U.S. and foreign subsidiaries in this business segment include:

Advanced Biotechnologies Ltd.
BioRobotics Group Limited
Chromacol Limited
Marsh Bio Products, Inc.
Matrix Technologies Corporation
Molecular BioProducts, Inc.
Nalge Nunc International Corporation
Nalge Nunc International K.K.
National Scientific Company
Nunc A/S
Robbins Scientific Corporation

In addition, we participate as a minority owner of a sales and marketing joint venture with Kimble Glass, Inc. that, through Nalge Nunc International’s marketing and sales efforts, markets and sells Kimble/Kontes reusable, disposable and specialty glassware for the laboratory.

During fiscal 2002, we acquired Marsh Bio Products, a distributor of laboratory equipment and consumables, including products manufactured at our U.K. Advanced Biotechnologies Ltd. facility;  TFO, Incorporated, a manufacturer of consumer hydration products for athletic, outdoor and other uses; Chromocal/Epsom, a manufacturer and distributor of chromatography vials and related products; Barden Engineering, an industrial tool manufacturer for our ABgene division; and Cosmotec Company, a manufacturer of high-throughput liquid dispensing instrumentation.

The labware and life sciences segment accounted for approximately 41% of our consolidated net sales in 2002, and 39% in 2001 and 2000, with sales growing 14%, 13%, and 29%, respectively, compared to the prior year.

Laboratory Equipment Segment

Our laboratory equipment business segment manufactures basic laboratory equipment needed by medical, pharmaceutical, and scientific laboratories. Applications of these products include heating, cooling, shaking, stirring, mixing, and temperature control as well as precision temperature measurement and water purification and production. The products include:

■
heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers, and cryogenic storage apparatus;

■	systems for producing ultra pure water;
■	bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research;
■	solvent evaporation technology;
■	constant temperature equipment including refrigerators/freezers, ovens, water baths, and environmental chambers; and
■	furnaces and fluorometers, spectrophotometers, and strip chart recorders.

Our primary U.S. and foreign subsidiaries in the laboratory equipment segment include:

Barnstead Thermolyne Corporation
Electrothermal Engineering, Ltd.
Genevac Ltd.
Lab-Line Instruments, Inc.

The laboratory equipment segment accounted for approximately 11% of our net sales in 2002 and 13% of our consolidated net sales in 2001 and 2000. For fiscal years 2002 and 2000, net sales declined 5% and 1%, respectively, and grew 23% in 2001.

Certain Financial Information

The following table sets forth our net sales by segment.

	Years Ended September 30,
	2002	2001	2000
	(in thousands)
Clinical Diagnostics	$514,342	$469,438	$420,150
Labware and Life Sciences	439,345	385,810	350,054
Laboratory Equipment	120,932	126,919	103,416

Total Net Sales	$1,074,619	$982,167	$873,620

We have included other financial information about our business segments and foreign operations in Note 15 to our consolidated financial statements included in this Annual Report, and such information is incorporated herein by reference.

New Products

During fiscal 2002, we introduced a number of new products that contributed approximately $19 million in net sales. No single new product or group of related products was material to our business or any one of our business segments.

Growth Strategy

Our goal is to consistently grow our worldwide market presence, net sales, earnings, and cash flows. Annual revenue growth in fiscal 2002 was $92.4 million, or 9% over the prior year. Key elements of our strategy continue to be:

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

We presently intend to focus more on developing new products, increasing sales to existing and new customers and improving efficiencies, with less focus on our acquisition strategy.

Sales, Marketing and Distribution

Industrial, academic, clinical, governmental, pharmaceutical, and biotechnology laboratories are existing and potential customers for our products. Our products reach these customers in several ways. Our laboratory equipment business segment sells primarily through distributors. Products from our labware and life sciences business segment are also sold primarily through distributors, although some of our businesses in this segment, such as our Apogent Discoveries businesses, have direct sales forces and sell directly to end-users. Sales from our clinical diagnostics businesses are made both directly and through distribution, depending on the type of product and/or the type of end-user. For example, Richard-Allan and Microm International sell directly to end-users, the microbiology products of our Remel subsidiary are primarily sold directly to end-users, and the drugs of abuse testing products of Microgenics are primarily sold to OEMs of immunoassay analyzers. Most of our subsidiaries maintain their own sales forces, whether they sell directly to end-users, through distribution, or otherwise.

Several companies within our labware and life sciences business segment have coordinated their sales and marketing efforts under the “Apogent Discoveries” name. Working together, they warehouse their products together in Europe and the U.S. and sell (and cross-sell) products directly to a shared customer base. In addition, in fiscal 2002, we augmented our control over the domestic distribution channel of our ABgene subsidiary through the acquisition of Marsh Bio Products, a small, United States distributor of these products.

Our net sales performance is affected by short-term volatility in demand from distributors. We also experience volatility in demand when distributors merge or consolidate, when distributors do not manage their inventories to end-user demand, and when distributors otherwise experience softness in sales.

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

Our three major distributors (primarily domestic), Fisher Scientific, VWR, and Allegiance Healthcare Corporation, accounted in the aggregate for approximately 25% of our clinical diagnostic segment sales, 36% of our labware and life sciences segment sales, and 33% of our laboratory equipment segment sales in 2002. See Notes 2 and 15, to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”. The loss of any one of these major laboratory distributors could have a material adverse effect on our business. Only a few of our subsidiaries have written contractual relationships with these distributors. However, our subsidiaries have long-standing relationships with them or their predecessors.

Our subsidiaries private label for and sell products to a number of original equipment manufacturers. These private label and OEM relationships are most prevalent in our clinical diagnostics segment, although subsidiaries in our other segments also enter into OEM and private label relationships as opportunities arise. Volatility in demand can arise if these customers fail to manage inventories to end-user demand, discontinue product lines or switch business to other manufacturers.

Domestic v. International

Our U.S. subsidiaries held approximately 74% of our assets as of September 30, 2002 and generated approximately 86% of our income from continuing operations (calculated as a percentage of income generated in total by our domestic and foreign subsidiaries and excluding corporate office expenses—See Note 16 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”) for the fiscal year ended September 30, 2002, with the balance attributable to our foreign subsidiaries. In addition to an extensive distributor network, our subsidiaries maintain sales offices and manufacturing plants in many international locations. Foreign sales offices are located in the United Kingdom, Japan, Germany, Spain, Hong Kong, Australia, and Switzerland. International manufacturing facilities are located in Denmark, Germany, Switzerland, Hungary, the United Kingdom, Hong Kong, Japan, Mexico, and Puerto Rico.

Domestic and international sales of our products by business segment are as follows:

	Fiscal Year Ended September 30,
	2002	2001	2000
	(in thousands)
Clinical Diagnostics
Domestic	$402,916	$374,094	$338,101
International	111,426	95,344	82,049

Total	$514,342	$469,438	$420,150

Labware and Life Sciences:
Domestic	$276,712	$253,086	$234,910
International	162,633	132,724	115,144

Total	$439,345	$385,810	$350,054

Laboratory Equipment:
Domestic	$88,323	$95,658	$79,801
International	32,609	31,261	23,616

Total	$120,932	$126,919	$103,417

We have included other financial information about our business segments and foreign operations in Note 15 to our consolidated financial statements included in this Annual Report, and such information is incorporated herein by reference.

Research and Development

We have a number of research and development programs in our various business segments. We spent approximately $25.7 million, $20.9 million, and $18.3 million on research and development in 2002, 2001, and 2000, respectively, focused primarily on product development. We have, from time to time, worked on customer-sponsored research and development programs, and expect to continue to do so in the future.

Our research and development expenditures by business segment are as follows:

	Fiscal Year Ended September 30,
	2002	2001	2000
	(in thousands)
Clinical Diagnostics	$9,741	$8,023	$8,221
Labware and Life Sciences	10,891	7,754	6,490
Laboratory Equipment	5,086	5,081	3,591

Total	$25,718	$20,858	$18,302

Backlog

The dollar amount of backlog orders that we believe to be firm commitments is not material to our business.

Seasonality

None of our business segments are seasonal to a material extent.

Markets; Competition

Our products serve a large number of markets worldwide in which there are numerous competitors. We strive to achieve a leading market share in every market in which we compete, and we believe that our size and breadth of products offered as well as our relationships with our customers provide us with competitive advantages relative to many of our small and mid-sized competitors. The strategies outlined under “Growth Strategy” above are key to our ability to stay competitive, although there can be no assurance that we will not encounter increased competition in the future.

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

Principal competitors in the clinical diagnostics business segment include (among others) Shandon (a subsidiary of Thermo Electron Corporation), Leica Microsystems, Sakura Finetek, Knittel Glaser, Surgipath Medical Industries, Inc., Ventana Medical Systems, Dako A.S., Tyco Plastics, Becton Dickinson, Meridian Diagnostics, Dade Behring, Roche Diagnostics, Quidel Corporation, Inverness Medical, and Fisher Scientific.

Our principal competitors in the labware and life sciences business segment include (among others) Corning Incorporated, Millipore Corporation, Becton Dickinson, Mettler Toledo, Beckman Coulter, and Greiner  Holding AG.

Principal competitors in the laboratory equipment business segment include (among others) Fisher Scientific, Corning Incorporated, Millipore Corporation, New Brunswick Scientific Company, Inc., Forma Scientific, Inc., and SPX Corporation.

Employees

We employed approximately 6,900 people at September 30, 2002, including approximately 4,980 in the U.S. and 1,920 in the rest of the world. Approximately 340 of our U.S. employees are covered by collective bargaining agreements. Two of those agreements expire in December 2002 and one expires in March 2003. We believe our relationships with the unions are good, and we expect that all of the agreements will either be extended or new agreements will be entered into on terms substantially similar to the existing terms. Many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and an employers’ council. Once national contracts are set, further negotiation may take place at the local level. Such negotiations may affect local operations. Our Danish subsidiary, Nunc A/S, was closed during the third quarter of 1998 for nine days as the result of the first national strike in Denmark since 1985. After the national strike was settled, Nunc A/S non-management employees struck for two days over local issues. All issues were resolved in a new contract with an original term ending in March 2000, which was then extended to March 2002, and again extended to March 2003. The national industry contract is scheduled for renegotiation in 2004.

Government Regulation

Medical Devices.    Certain of our products are medical devices that are subject to regulation by the FDA and by the counterpart agencies of the foreign countries where our products are sold. Some of the regulatory requirements of these foreign countries are more stringent than those applicable in the United States. Pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce and their advertising, labeling, packaging, marketing, distribution, and recordkeeping. Pursuant to the FDCA and

FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments, and many of our products are regulated as Class I or Class II medical devices. The FDA regularly inspects these facilities and operations. During fiscal 2002, we did not experience any material FDA issues.

Environmental, Health and Safety.    Our operations entail a number of environmentally sensitive production processes. Compliance with environmental laws and regulations, along with regulations relating to workplace safety, is a priority in our businesses. Our domestic facilities are subject to federal, state, and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions, and wastewater discharge. Our foreign facilities are subject to local laws and regulations regarding the environment. Our operations are also subject to regulation relating to workplace safety, both in the United States and abroad. During fiscal 2002, we have not made, nor do we anticipate having to make, any material capital expenditures for environmental control facilities.

Patents, Trademarks and Licenses

Our products are sold under a variety of trademarks and trade names. We own or license all of the trademarks and trade names we believe to be material to the operation of our businesses, including the ART®, ABgene®, BARNSTEAD®, CAPITOL VIAL®, COLORFROST®, KIMAX®, KIMBLE®, LAB-LINE®, MARSH BIO PRODUCTS®, NALGE®, NALGENE®, NUNC™, REMEL®, RICHARD-ALLAN SCIENTIFIC™, SUPERFROST®, and THERMOLYNE® trademarks, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. We also own various patents, employ various patented processes, and from time to time acquire licenses from owners of patents. In addition to trade secret, copyright, patent and trademark laws, we rely upon a combination of non-disclosure and other contractual agreements to protect our intellectual property rights. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

Raw Materials

We purchase a wide range of raw materials and supplies from a number of suppliers, and except with respect to our supply of white glass, we do not rely on sole sources to any material extent. All of our white glass comes from a single source, our Electroverre, SA facility in Switzerland. In the event that Electroverre could not continue to supply the necessary white glass, we would have to seek alternative sources, which could have a material effect on our clinical diagnostics business segment. We do not foresee any significant difficulty in obtaining necessary materials or supplies.

Risks Attendant to Foreign Operations

We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange” for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

ITEM 2.    Properties

We currently lease or own over 3.5 million square feet worldwide. Typically, each of our subsidiaries maintains its own manufacturing, research and development, warehouse, and office space.

The following table sets forth information regarding our principal properties by business segment. Properties with less than 20,000 square feet of building space have been omitted from this table.

Location	Building space and use	Owned or leased

Clinical Diagnostics

Rockwood, Tennessee	220,000 sq. ft./manufacturing, warehouse and office	owned
Portsmouth, New Hampshire	131,000 sq. ft./manufacturing, warehouse and office	leased
Braunschweig, Germany	40,000 sq. ft./manufacturing, warehouse and office	owned
Romont, Switzerland	200,000 sq. ft./manufacturing, warehouse and office	owned
Aguadilla, Puerto Rico	23,000 sq. ft./manufacturing, warehouse and office	leased
Naugatuck, Connecticut	80,000 sq. ft./manufacturing, warehouse and office	owned
Budapest, Hungary	28,000 sq. ft./manufacturing, warehouse and office	owned
San Fernando, California	77,000 sq. ft./manufacturing, warehouse and office	owned
Meiningen, Germany	22,000 sq. ft./manufacturing, warehouse and office	owned
Holtsville, New York	30,000 sq. ft./manufacturing, warehouse and office	owned
Baltimore, Maryland	21,000 sq. ft./manufacturing and office	leased
Kalamazoo, Michigan	116,000 sq. ft./manufacturing, warehouse and office	leased
Plymouth, Massachusetts	36,000 sq. ft./manufacturing, warehouse and office	leased
Indianapolis, Indiana	49,000 sq. ft./manufacturing, and warehouse	leased
Lenexa, Kansas	116,000 sq. ft./manufacturing and office	owned
Lenexa, Kansas	63,000 sq. ft./warehouse and office	leased
Lake Charles, Louisiana	24,000 sq. ft./manufacturing and office	owned
Ramsey, Minnesota	25,000 sq. ft./manufacturing, warehouse and office	leased
San Diego, California	72,000 sq. ft./manufacturing, warehouse, and office	leased
Fremont, California	109,000 sq. ft./manufacturing, warehouse and office	leased
Austin, Texas	26,000 sq. ft/manufacturing, warehouse and office	leased
East Providence, Rhode Island	69,000 sq. ft./manufacturing, warehouse and office	leased
Walldorf, Germany	24,000 sq. ft./manufacturing	leased
Kent, England	45,000 sq. ft./manufacturing, warehouse and office	leased
Auburn, Alabama	67,000 sq. ft./manufacturing, warehouse and office	owned

Labware and Life Sciences

Penfield, New York	340,000 sq. ft./manufacturing, warehouse and office	leased
New Castle, Delaware	26,000 sq. ft./manufacturing, warehouse and office	leased
Wiesbaden, Germany	21,000 sq. ft./warehouse and office	leased
Naperville, Illinois	103,000 sq. ft./manufacturing, warehouse and office	owned
Roskilde, Denmark	151,000 sq. ft./manufacturing, warehouse and office	owned
Ichikawa, Japan	38,000 sq. ft./warehouse	leased
Hudson, New Hampshire	59,000 sq. ft./manufacturing, warehouse and office	leased
Otay, California	29,000 sq. ft./warehouse	leased
Duluth, Georgia	55,000 sq. ft./office and warehouse	leased
Tijuana, Mexico	25,000 sq. ft./manufacturing, warehouse and office	leased
San Diego, California	74,000 sq. ft./manufacturing and office	leased
Hereford, England	24,000 sq. ft./warehouse and office	leased
Portsmouth, New Hampshire	27,000 sq. ft./manufacturing, warehouse and office	leased
Sunnyvale, California	70,000 sq. ft./manufacturing and office	leased
Surrey, England	45,000 sq. ft./manufacturing, office and warehouse	leased
Surrey, England	49,000 sq. ft./manufacturing, office and warehouse	leased
Rochester, New York	24,000 sq. ft./manufacturing, office and warehouse	leased

Laboratory Equipment

Dubuque, Iowa	190,000 sq. ft./manufacturing and office	leased
Melrose Park, Illinois	117,000 sq. ft./manufacturing and office	owned
West Paterson, New Jersey	20,000 sq. ft./manufacturing	leased
Southend-on-Sea, England	29,000 sq. ft./manufacturing, warehouse and office	leased

Apogent Corporate Headquarters

Portsmouth, New Hampshire	29,000 sq. ft./office	leased

We consider our plants and equipment to be well maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand our facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our credit facilities described in Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3.    Legal Proceedings

Nalge Nunc International, a subsidiary in our labware and life sciences business segment, has been identified as a potentially responsible party (“PRP”) at the Aqua-Tech site in South Carolina (the “Aqua-Tech Site”) with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Our total expenses (including legal fees) to date have been approximately $165,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. We are participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study, which will be used by the EPA to determine what remedy, if any, should be required at the site. A draft remedial investigation was submitted to the EPA in August 1999, and a draft baseline risk assessment was submitted in October 1999. After review of the draft remedial investigation, the EPA requested and obtained additional sampling work from the PRP group. The final remedial investigation was submitted in 2000, and the feasibility study is now expected to be completed in June 2003. Because the study, which involves extensive testing to characterize the existence, extent and nature of any contamination in order to determine potential remedies, has not yet been completed, an estimate of our potential liability cannot be made. Our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent; therefore, even though CERCLA does provide for joint and several liability, we believe that any ultimate liability will not have a material adverse effect on our results of operations or financial condition.

Applied Biotech, Inc. (“ABI”), a subsidiary in our clinical diagnostics business segment, formerly manufactured and supplied immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sold the tests to retailers who sell them over-the-counter to consumers. ABI supplied the product to Warner Lambert pursuant to a supply agreement that Warner Lambert claims required ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. The Unipath Diagnostics business, along with this lawsuit, were subsequently sold to Inverness Medical Switzerland GmbH (“Inverness”). Inverness (as Conopco’s successor) claims in the suit that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Inverness. ABI agreed to defend the lawsuit on behalf of Warner Lambert. In November 2000, the U.S. District Court granted a motion for summary judgment in favor of Warner Lambert and ABI, ruling that ABI’s product does not infringe the patents. The U.S. Court of Appeals vacated the summary judgment and held that the case should be returned to the trial court for further consideration. A Petition for Rehearing has been filed in the U.S. Court of Appeals. We believe, although there can be no assurance that, the resolution of this lawsuit will not have a material adverse effect on our results of operations or financial condition. Additionally, on October 15, 2002, Armkel, LLC sued Pfizer in the U.S. District Court for the District of New Jersey for patent infringement with respect to these same products. To date, ABI has not agreed to defend this lawsuit on behalf of Pfizer. ABI does not believe that it has an obligation to defend and indemnify Pfizer with respect to this lawsuit. Further, it believes that there are meritorious defenses to the patent claims.

The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of our respective operations, or the operation of businesses divested since the 1980’s for which certain subsidiaries may continue to have legal or contractual liability, including product liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety, and environmental claims and cases, some of which involve claims for substantial damages. We are vigorously defending lawsuits and other claims against us. We believe that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on our results of operations or financial condition. There can be no assurance as to this or that litigation having such a material adverse effect will not arise in the future. See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Factors.”

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth below is a complete list of the names, ages, and positions(s) of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position(s)
Frank H. Jellinek, Jr	57	President and Chief Executive Officer
Jeffrey C. Leathe	46	Executive Vice President, Chief Financial Officer and Treasurer
Michael K. Bresson	44	Executive Vice President—General Counsel and Secretary
Robert N. Griffin	63	Vice President, Regulatory Affairs and Quality Assurance
Gary J. Marmontello	57	Vice President, Human Resources
Robert V. Ahlgren	49	Group President, Labware and Life Sciences
Mark F. Stuppy	48	Group President, Clinical Consumables
Stephen K. Wiatt	57	Group President, Industrial Glass Operations
Peter Scheu	37	Group President, Clinical Diagnostics

The following sets forth the principal occupations of the executive officers for the periods specified.

Mr. Jellinek.    President and Chief Executive Officer since December 2000; President and Chief Executive Officer of Sybron Laboratory Products Corporation (“SLP”) from 1998 to 2000; President of Erie Scientific Company (“Erie”) from 1975 to 1998; has from time to time held general management responsibilities for various businesses of Apogent’s predecessor.

Mr. Leathe.    Executive Vice President, Chief Financial Officer and Treasurer since December 2000; Executive Vice President, Chief Financial Officer and Treasurer of SLP from 1998 to 2000; Vice President, Chief Financial Officer and Treasurer of Erie from 1992 to 1998.

Mr. Bresson.    Executive Vice President—General Counsel and Secretary since December 2000; Group Counsel of SLP from 1998 to 2000; Partner at the law firm of Quarles & Brady LLP from 1990 to 1998.

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

Mr. Ahlgren.    Group President, Labware and Life Sciences since April 2002; President of Nalge Nunc International Corporation (“NNI”) since November 1999; Senior Vice President—Sales and Marketing of NNI from January 1999 to November 1999. General Manager of International Murex Technologies Corporation from 1994 to 1998.

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

Mr. Scheu.    Group President, Clinical Diagnostics since September 2000; President of Richard-Allan Scientific Company (“Richard-Allan”) from 1997 to 2000; Executive Vice President of Richard-Allan from 1995 to 1997.

SLP was, and Erie, NNI, and Richard-Allan are, subsidiaries of the Company.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Since our inception, we have not paid any cash dividends on our Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this Annual Report, and Note 8 to our consolidated financial statements contained in Item 8 of this Annual Report for a description of certain restrictions on our ability to pay cash dividends. Subject to such limitations, any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements.

Based upon record ownership as of December 2, 2002, the number of holders of our Common Stock is 357 (not including individual participants in securities position listings).

Our Common Stock trades on the NYSE under the symbol “AOT” (“SYB” prior to the Spin-Off). The market information set forth below for our two most recent fiscal years is based on NYSE sales prices and no adjustment has been made to reflect the Spin-Off of SDS in which one share of SDS Common Stock (and the associated preferred stock purchase right) was distributed for each three shares of the Company’s Common Stock held of record as of November 30, 2000. Our Common Stock began to trade regular way post-Spin-Off on December 12, 2000.

	Common Stock
Fiscal Year and Quarter	High	Low
	(in dollars)
2001
1st Quarter through December 11, 2000*	$29.125	$18.952
1st Quarter beginning December 12, 2000*	24.438	18.625
2nd Quarter	22.050	17.875
3rd Quarter	25.800	18.950
4th Quarter	25.400	21.350
2002
1st Quarter	$26.520	$21.250
2nd Quarter	26.500	21.799
3rd Quarter	25.490	20.150
4th Quarter	21.270	16.870

*
Our Spin-Off of SDS was completed on December 11, 2000, and our Common Stock began to trade regularly following the Spin-Off on December 12, 2000. Accordingly, market prices before the Spin-Off are not necessarily comparable to those after the Spin-Off.

ITEM 6.    Selected Financial Data

The following table sets forth selected consolidated financial information for the five years in the period ended September 30, 2002. The consolidated data presented herein reflects the reclassification to discontinued operations of the Company’s VPT subsidiary, the Company’s former SDS subsidiary and its affiliates, and the Company’s former NPT subsidiary. This selected financial information should be read in conjunction with our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

	2002		2001(a)		2000(a)		1999(a)		1998(a)
	(In thousands except per share data)
Statement of Income Data:
Net sales	$1,074,619		$982,167		$873,620		$724,074		$566,303
Income from continuing operations	135,222		108,899		86,724		77,411		52,122
Discontinued operations	(14,073	)(b)	(10,852	)(b)	41,597	(c)	47,965	(c)	23,921	(d)
Income before extraordinary items	121,149		98,047		128,321		125,376		76,043
Extraordinary items	—		(2,106	)(e)	—		17,171	(f)	—
Net income	121,149		95,941		128,321		142,547		76,043
Earnings per share:
Basic earnings per common share from continuing operations	1.27	(g)	1.03		0.83	(g)	0.75		0.51	(g)
Discontinued operations	(0.13)		(0.10)		0.40		0.46		0.23
Extraordinary items	—		(.02)		—		0.17		—
Basic earnings per common share	1.14	(g)	0.91		1.23	(g)	1.38		0.74	(g)
Diluted earnings per common share from continuing operations	1.24	(g)	1.01		0.81	(g)	0.73		0.49	(g)
Discontinued operations	(0.13)		(0.10)		0.39		0.45		0.23
Extraordinary items	—		(.02)		—		0.16		—
Diluted earnings per common share	1.11	(g)	0.89		1.20	(g)	1.34		0.72	(g)

	As of September 30,
	2002		2001		2000		1999		1998
	(In thousands)
Balance Sheet Data:
Net assets of discontinued operations	$5,436		$—		$152,970		$155,595		$129,508
Total assets	2,036,085		1,835,138		1,792,364		1,539,975		1,227,852
Loans and advances from SDS	—		—		77,762		56,777		29,088
Long-term debt	670,881		657,430		683,736		599,198		541,914
Shareholders’ equity	971,018		838,490		749,516		625,344		475,244

(a)	Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-General”, for the impact of SFAS 142 on prior year results.
(b)
Amounts resulted from the operations of VPT of $(14,073) and $972 in 2002 and 2001, respectively, and the operations of SDS and its affiliates of $(11,824) in 2001 which became an unaffiliated company on December 11, 2000 as a result of the Spin-Off. The net loss from discontinued operations in 2001 included transaction expenses related to the Spin-Off of $12,462. See Note 5 to our consolidated financial statements contained in Item 8 of this Annual Report.

(c)	Amounts resulted from the operations of SDS and its affiliates of $41,597 and $47,844 in 2000 and 1999, respectively, and the operations of NPT of $121 in 1999, which was sold on March 31, 1999.
(d)
Amount includes an expense of $7,750 from the settlement of environmental litigation relating to a facility which was sold in 1983 as part of a discontinued operation, income of $3,848 from the operations of NPT, sold on March 31, 1999, and $27,823 from the operations of SDS and its affiliates, spun off on December 11, 2000.

(e)	Amount resulted from the refinancing of our debt. See Note 8 to our consolidated financial statements contained in Item 8 of this Annual Report.
(f)	Amount represents gain on the March 31, 1999 sale of NPT.
(g)
Includes a reduction for restructuring charges of $.05, $.07, and $.05 per basic and diluted common share in 2002, 2000, and 1998, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and Note 12 to our consolidated financial statements contained in Item 8 of this Annual Report.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading manufacturer and provider of value-added products in three business segments - clinical diagnostics, labware and life sciences, and laboratory equipment. Our fiscal year ends on September 30. We encourage you to review our consolidated financial statements, including the notes thereto, copies of which are included herein.

During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. (“VPT”). The decision was made following a slow-down in the telecommunications industry, in which VPT targets a majority of its products, and as a result, the business no longer meets the Company’s strategic requirements. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated. In the event the Company ultimately disposes of VPT for an amount less than the carrying value of the business, an additional charge will be recognized upon disposal. For business reporting purposes, VPT was previously classified in the clinical diagnostics business segment.

On December 11, 2000, Apogent, then known as Sybron International Corporation, completed the spin-off (“Spin-Off”) of its dental business as a separate publicly traded company. The Spin-Off was effected by way of a pro rata distribution of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (“SDS”) to Apogent’s shareholders. SDS is now an independent public company operating what was Sybron’s dental business. As a result of the Spin-Off, all historical financial data relating to the operations of SDS and its affiliates prior to the Spin-Off have been reclassified to discontinued operations.

Impact of Recently Issued Accounting Standards

The Company adopted Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on  October 1, 2001. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually. The Company has performed its initial impairment tests as well as its initial annual impairment test and the results indicate no circumstances of impaired goodwill. The following table reconciles reported amounts to that which would have been reported if the current method of accounting was used for the fiscal years ended September 30, 2001, 2000, 1999, and 1998:

	Year Ended September 30,
	2001(a)	2000	1999	1998
Income before extraordinary items:
Reported income before extraordinary items	$98,047	$128,321	$125,376	$76,043
Add back: goodwill amortization, net of tax	22,363	19,605	12,813	11,095

Adjusted income before extraordinary items	$120,410	$147,926	$138,189	$87,138

Net income
Reported net income	$95,941	$128,321	$142,547	$76,043
Add back: goodwill amortization, net of tax	22,363	19,605	12,813	11,095

Adjusted net income	$118,304	$147,926	$155,360	$87,138

Basic earnings per common share:
Reported earnings per share	$0.91	$1.23	$1.38	$0.74
Add back: goodwill amortization, net of tax	0.21	0.19	0.12	0.11

Adjusted basic earnings per common share	$1.12	$1.42	$1.50	$0.85

Diluted earnings per common share:
Reported fully diluted earnings per share	$0.89	$1.20	$1.34	$0.72
Add back: goodwill amortization, net of tax	0.21	0.18	0.12	0.10

Adjusted Diluted earnings per common share	$1.10	$1.38	$1.46	$0.82

(a)	Historical reported 2001 amounts have been adjusted to reflect the disposal of VPT

On October 3, 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaced FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The primary objectives of this project were to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of Statement 144 applied to the Company effective October 1, 2001. The Company accounted for the disposal of VPT consistent with this statement.

Effective September 30, 2002, the Company adopted the Emerging Issues Task Force (EITF) Issue  No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires all amounts charged to customers for shipping and handling to be classified as sales revenues. Accordingly, all historical sales revenue amounts have been adjusted to reflect these charges. The costs related to shipping and handling are classified as a selling expense in selling, general and administrative expense. The following table reconciles historically reported amounts to those adjusted in accordance with EITF 00-10:

	Year Ended September 30,
	2001(a)	2000	1999	1998
Net sales
Reported net sales	$969,095	$863,575	$715,037	$557,762
Reclassification of freight income	13,072	10,045	9,037	8,541

Adjusted net sales	$982,167	$873,620	$724,074	$566,303

Cost of products sold
Reported cost of goods products sold	$492,929	$436,508	$372,528	$288,522
Reclassification of freight costs	(2,769)	(2,512)	(915)	(624)

Adjusted cost of products sold	$490,160	$433,996	$371,613	$287,898

Selling, general and administrative expenses
Reported selling, general and administrative expenses	$207,266	$186,418	$147,883	$118,523
Reclassification of freight income and expense	15,841	12,557	9,952	9,165

Adjusted selling, general, and administrative expenses	$223,107	$198,975	$157,835	$127,688

(a)	Historical reported 2001 amounts have been adjusted to reflect the disposal of VPT.

Results of Operations

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

General

Net Sales for 2002 were $1,074.6 million, an increase of $92.5 million or 9.4% over 2001. The Company continues to see a decline in existing product sales within its laboratory equipment business, which in turn contributes to a decline in gross profit and operating income for that business segment. Also, the Company’s life science instrument business, included in the labware and life sciences business segment, continues to experience weakness in sales, and the Company expects this weakness to continue.

Gross Profit for 2002 was $527.8 million, representing an increase of $36.8 million over 2001. Although the clinical diagnostics business segment experienced an increase in gross margin due to price increases, certain subsidiaries within this segment that market rapid diagnostic testing products are experiencing downward pricing pressure and expect that pricing pressure to continue.

Selling, general and administrative expenses for 2002 were $271.8 million as compared to $267.9 million in 2001. Had the Company adopted SFAS 142 as of October 1, 2000, selling, general and administrative expenses would have decreased by $29.2 million for 2001.

Operating income and net income for 2002 were $255.9 million and $121.1 million, respectively, compared to $223.1 million and $95.9 million for 2001. Had the Company adopted SFAS 142 as of October 1, 2000, operating income and net income for 2001 would have been $252.3 million and $118.3 million, respectively .

Net Sales

	Fiscal 2002	Fiscal 2001	Dollar Change	Percent Change
	(in thousands)
Net Sales
Clinical Diagnostics	$514,342	$469,438	$44,904	9.6%
Labware and Life Sciences	439,345	385,810	53,535	13.9%
Laboratory Equipment	120,932	126,919	(5,987)	(4.7)%

Total Net Sales	$1,074,619	$982,167	$92,452	9.4%

Overall Company.    Net sales for the year ended September 30, 2002 increased by $92.5 million or 9.4% over fiscal 2001.

Clinical Diagnostics.    Increased net sales in the clinical diagnostics segment resulted primarily from (a) net sales of products of acquired companies (approximately $37.8 million), (b) price increases (approximately $18.0 million), (c) increased net sales of new products developed by us (approximately $5.3 million), and (d) foreign currency fluctuations (approximately $1.5 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $17.6 million).

Labware and Life Sciences.    Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $43.8 million), (b) increased net sales of new products developed by us (approximately $10.9 million), (c) price increases (approximately $3.1 million), and (d) foreign currency fluctuations (approximately $1.3 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $5.5 million).

Laboratory Equipment.    Reduced net sales in the laboratory equipment segment resulted primarily from a decrease in net sales of existing products (approximately $11.3 million). Net sales were partially increased by (a) increased net sales of new products developed by us (approximately $2.7 million), (b) price increases (approximately $2.4 million), and (c) foreign currency fluctuations (approximately $0.3 million).

Gross Profit

	Fiscal 2002	Percent of Sales	Fiscal 2001	Percent of Sales	Dollar Change	Percent Change
	(in thousands)
Gross Profit
Clinical Diagnostics	$247,435	48.1%	$233,897	49.8%	$13,538	5.8%
Labware and Life Sciences	226,339	51.5%	200,349	51.9%	25,990	13.0%
Laboratory Equipment	54,009	44.7%	56,751	44.7%	(2,742)	(4.8)%

Total Gross Profit	$527,783	49.1%	$490,997	50.0%	$36,786	7.5%

Overall Company.    Gross profit for the year ended September 30, 2002 increased by $36.8 million or 7.5% over fiscal 2001.

Clinical Diagnostics.    Increased gross profit in the clinical diagnostics segment resulted primarily from:  (a) price increases (approximately $18.0 million), (b) the effects of acquired companies (approximately  $16.0 million), (c) lower inventory write-downs (approximately $4.2 million), (d) the effects of new products (approximately $2.3 million), (e) product mix (approximately $0.4 million), and (f) foreign currency fluctuations (approximately $0.4 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $16.5 million), (b) decreased volume (approximately $9.6 million), and (c) the 2002 Special Charges (defined below under the heading “Special Charges”) (approximately $1.7 million).

Labware and Life Sciences.    Increased gross profit in the labware and life sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $14.9 million), (b) product mix (approximately $9.2 million), (c) the effects of new products (approximately $5.8 million), (d) price increases (approximately $3.0 million), (e) lower inventory write-downs (approximately $0.5 million), and (f) foreign currency fluctuations (approximately $0.5 million). Gross profit was partially reduced by: (a) decreased volume (approximately $3.9 million), (b) the 2002 Special Charges (approximately $3.5 million), and (c) increased manufacturing overhead (approximately $0.5 million).

Laboratory Equipment.    Decreased gross profit in the laboratory equipment segment resulted primarily from: (a) decreased volume (approximately $5.1 million) and (b) increased manufacturing overhead (approximately $1.5 million). The decrease in gross profit was partially offset by: (a) price increases (approximately $2.4 million), (b) the effects of new products (approximately $0.7 million), (c) product mix (approximately $0.5 million), (d) foreign currency fluctuations (approximately $0.3 million), and (e) lower inventory write-downs (approximately $0.1 million).

Selling, General and Administrative Expenses

Effective October 1, 2001, the Company changed the method used to allocate corporate office expenses to the business segments. This change ensures that all corporate office expenses are allocated to the business segments and better aligns our segment reporting with the manner in which the Company is managed. All historical information relating to the fiscal years ended September 30, 2001 and 2000 has been restated to reflect this change.

	Fiscal 2002	Fiscal 2001	Dollar Change	Percent Change
	(in thousands)
Selling, General and Administrative Expenses
Clinical Diagnostics	$114,647	$119,931	$(5,284)	(4.4)%
Labware and Life Sciences	125,839	113,898	11,941	10.5%
Laboratory Equipment	31,355	34,042	(2,687)	(7.9)%

Total Selling, General and Administrative Expenses	$271,841	$267,871	$3,970	1.5%

Overall Company.    Selling, general and administrative expenses for the year ended September 30, 2002 increased by $4.0 million or 1.5% from fiscal 2001. Adoption of SFAS 142 would have decreased selling, general and administrative expenses by $29.2 million for the year ended September 30, 2001 had it been effective at the time.

Clinical Diagnostics.    Decreased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from a decrease in amortization expense as a result of the implementation of SFAS 142 (approximately $15.2 million). This decrease in selling, general and administrative expenses was partially offset by: (a) expenses of acquired businesses (approximately $3.4 million), (b) general and administrative expenses (approximately $2.2 million), (c) marketing expenses (approximately $2.0 million), (d) research and development expenses (approximately $1.6 million), (e) the 2002 Special Charges (approximately $0.4 million), and (f) foreign currency fluctuations (approximately $0.3 million).

Labware and Life Sciences.    Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) expenses of acquired businesses (approximately $10.8 million),

(b) marketing expenses (approximately $6.1 million), (c) research and development expense (approximately $1.6 million), (d) general and administrative expenses (approximately $0.9 million), (e) the 2002 Special Charges (approximately $0.2 million), and (f) foreign currency fluctuations (approximately $0.7 million). Selling, general and administrative expenses were partially reduced by decreased amortization expense as a result of SFAS 142 (approximately $8.4 million).

Laboratory Equipment.    Decreased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) decreased amortization expense as a result of SFAS 142 (approximately $2.7 million) and (b) general and administrative expenses (approximately $0.6 million). This decrease in selling, general and administrative expenses was partially offset by: (a) increased marketing expenses (approximately $0.4 million) and (b) foreign currency fluctuations (approximately $0.3 million).

Operating Income

	Fiscal 2002	Fiscal 2001	Dollar Change	Percent Change
	(in thousands)
Operating Income
Clinical Diagnostics	$132,787	$113,966	$18,821	16.5%
Labware and Life Sciences	100,501	86,451	14,050	16.3%
Laboratory Equipment	22,654	22,709	(55)	(0.2)%

Total Operating Income	$255,942	$223,126	$32,816	14.7%

Operating income for 2002 increased by $32.8 million over 2001. Adoption of SFAS 142 would have increased operating income to $252.3 million for 2001, had it been effective at the time.

Interest Expense

Interest expense was $40.7 million for 2002 as compared to $48.7 million for 2001. This decrease was due primarily to lower effective interest rates for 2002 as compared to 2001.

Other Income

Other income for 2002 was $1.5 million, a decrease of $3.8 million over 2001. Other income for 2002 was made up of income from an equity investment in a joint venture of $3.4 million offset in part by a loss on a sale of an asset of $1.9 million.

Income Taxes

Taxes on income from continuing operations for 2002 were $78.1 million, an increase of $7.8 million from 2001. The increase resulted primarily from increased taxable earnings offset in part by lower effective tax rates resulting from the implementation of SFAS 142.

Income from Continuing Operations Before Extraordinary Items

Income from continuing operations was $135.2 million for 2002 as compared to $108.9 million in 2001. Adoption of SFAS 142 would have increased income from continuing operations to $131.3 million for 2001, had it been effective at the time.

Discontinued Operations

The loss from discontinued operations for 2002 was a result of an operating loss from VPT of $0.9 million and an estimated loss on sale of VPT of $13.2 million. For the 2001 period, the loss from discontinued operations was a result of a loss from the Spin-Off of $11.8 million, offset by operating income from VPT of $1.0 million.

Net Income

Net income was $121.1 million for 2002 as compared to $95.9 million for 2001. Adoption of SFAS 142 would have increased net income to $118.3 million for 2001, had it been effective at the time.

Depreciation and Amortization

Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses, and other expense. Depreciation expense and amortization expense decreased $17.8 million for 2002 due to the adoption of SFAS 142, offset in part due to additional depreciation and amortization from goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures. Adoption of SFAS 142 would have decreased amortization expense for 2001 by $29.2 million for 2001, had it been effective at the time.

Year Ended September 30, 2001 Compared to the Year Ended September 30, 2000

Net Sales

	Fiscal 2001	Fiscal 2000	Dollar Change	Percent Change
	(in thousands)
Net Sales
Clinical Diagnostics	$469,438	$420,150	$49,288	11.7%
Labware and Life Sciences	385,810	350,054	35,756	10.2%
Laboratory Equipment	126,919	103,416	23,503	22.7%

Total Net Sales	$982,167	$873,620	$108,547	12.4%

Overall Company.    Net sales for the year ended September 30, 2001 increased by $108.5 million or 12.4% over fiscal 2000.

Clinical Diagnostics.    Increased net sales in the clinical diagnostics segment resulted primarily from:  (a) net sales of products of acquired companies (approximately $29.2 million), (b) increased net sales of existing products (approximately $19.4 million), and (c) increased net sales of new products developed by us (approximately $6.2 million). Net sales were partially reduced by: (a) foreign currency fluctuations (approximately $3.2 million) and (b) price decreases (approximately $2.3 million.).

Labware and Life Sciences.    Increased net sales in the labware and life sciences segment resulted primarily from: (a) increased net sales of new products developed by us (approximately $17.6 million), (b) net sales of products of acquired companies (approximately $16.7 million), (c) price increases (approximately $5.7 million), and (d) increased net sales of existing products (approximately $1.9 million). Net sales were partially reduced by foreign currency fluctuations (approximately $6.2 million).

Laboratory Equipment.    Increased net sales in the laboratory equipment segment resulted primarily from: (a) net sales of products of acquired companies (approximately $10.1 million), (b) increased net sales of existing products (approximately $7.9 million), (c) increased net sales of new products developed by us (approximately $3.9 million), and (d) price increases (approximately $2.3 million). Net sales were partially reduced by foreign currency fluctuations (approximately $0.7 million).

Gross Profit

	Fiscal 2001	Percent of Sales	Fiscal 2000	Percent of Sales	Dollar Change	Percent Change
Gross Profit	(in thousands)
Clinical Diagnostics	$233,897	49.8%	$207,880	49.5%	$26,017	12.5%
Labware and Life Sciences	200,349	51.9%	182,185	52.0%	18,164	10.0%
Laboratory Equipment	56,751	44.7%	44,622	43.1%	12,129	27.2%

Total Gross Profit	$490,997	50.0%	$434,687	44.3%	$56,310	13.0%

Overall Company.    Gross profit for the year ended September 30, 2001 increased by $56.3 million or 13% over fiscal 2000.

Clinical Diagnostics.    Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) the effects of acquired companies (approximately $17.2 million), (b) product mix (approximately  $10.5 million), (c) the effects of new products (approximately $3.3 million), (d) increased volume (approximately $3.6 million), and (e) the 2000 Special Charges (approximately $2.4 million). Gross profit was partially reduced by: (a) inventory adjustments (approximately $4.1 million), (b) increased manufacturing overhead (approximately $3.6 million), (c) price decreases (approximately $2.3 million), and (d) foreign currency fluctuations (approximately $1.1 million).

Labware and Life Sciences.    Increased gross profit in the labware and life sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $7.0 million), (b) the effects of new products (approximately $9.5 million), (c) price increases (approximately $5.8 million), (d) product mix (approximately $1.3 million), (e) the 2000 Special Charges (approximately $1.8 million), and (f) increased volume (approximately $0.4 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $4.0 million), (b) foreign currency fluctuations (approximately $3.1 million), and (c) inventory adjustments (approximately $0.6 million).

Laboratory Equipment.    Increased gross profit in the laboratory equipment segment resulted primarily from: (a) the effects of acquired companies (approximately $5.3 million), (b) product mix (approximately  $0.1 million), (c) price increases (approximately $2.4 million), (d) the effects of new products (approximately $1.7 million), and (e) the 2000 Special Charges (approximately $0.1 million). Gross profit was partially reduced by: (a) inventory adjustments (approximately $1.0 million), (b) foreign currency fluctuations (approximately  $0.9 million), (c) increased manufacturing overhead (approximately $0.6 million), and (d) decreased volume (approximately $0.3 million).

Selling, General and Administrative Expenses

	Fiscal 2001	Fiscal 2000	Dollar Change	Percent Change
Selling, General and Administrative Expenses	(in thousands)
Clinical Diagnostics	$119,931	$109,706	$10,225	9.3%
Labware and Life Sciences	113,898	107,439	6,459	6.0%
Laboratory Equipment	34,042	24,553	9,489	38.6%

Total Selling, General and Administrative Expenses	$267,871	$241,698	$26,173	10.8%

Overall Company.    Selling, general and administrative expenses for the year ended September 30, 2001 increased by $26.2 million or 10.8% from fiscal 2000.

Clinical Diagnostics.    Increased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from: (a) marketing expenses (approximately $6.8 million), (b) increased amortization of intangibles primarily as a result of acquisitions (approximately $3.2 million), (c) acquired businesses (approximately $3.0 million), and (d) general and administrative expenses (approximately  $0.7 million). Selling, general and administrative expenses were partially reduced by: (a) the 2000 Special Charges (approximately $2.2 million), (b) foreign currency fluctuations (approximately $0.7 million), and  (c) research and development expenses (approximately $0.6 million).

Labware and Life Sciences.    Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) acquired businesses (approximately $7.7 million), (b) general and administrative expenses (approximately $1.1 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.5 million), (d) research and development expense (approximately  $0.5 million), and (e) foreign currency fluctuations (approximately $0.1 million). Selling, general and administrative expenses were partially reduced by: (a) marketing expenses (approximately $1.9 million) and  (b) the 2000 Special Charges (approximately $1.5 million).

Laboratory Equipment.    Increased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) marketing expenses (approximately $5.2 million), (b) acquired businesses (approximately $4.2 million), (c) research and development expenses (approximately $0.9 million), and  (d) increased amortization primarily as a result of acquisitions (approximately $0.4 million). Selling, general and administrative expenses were partially reduced by: (a) the 2000 Special Charges (approximately $0.6 million), (b) foreign currency fluctuations (approximately $0.5 million), and (c) general and administrative expenses (approximately $0.1 million).

Corporate Office.    Decreased general and administrative expenses at the corporate office resulted primarily from: (a) the 2000 Special Charges (approximately $1.7 million) and (b) a decrease in expenses as a result of the closure of our Milwaukee, Wisconsin corporate office (approximately $1.6 million).

Operating Income

	Fiscal 2001	Fiscal 2000	Dollar Change	Percent Change
	(in thousands)
Operating Income
Clinical Diagnostics	$113,966	$98,174	$15,792	16.1%
Labware and Life Sciences	86,451	74,746	11,705	15.7%
Laboratory Equipment	22,709	20,069	2,640	13.2%

Total Operating Income	$223,126	$192,989	$30,137	15.6%

As a result of the foregoing, operating income for the year ended September 30, 2001 increased by  $30.1 million or 15.6% over fiscal 2000.

Interest Expense

Interest expense was $48.7 million for 2001 compared to $49.5 million in 2000.

Other Income

Other income for 2001 was $5.3 million, an increase of $4.0 million over 2000. The increase resulted primarily from the gain on the sale of assets of $4.1 million during the second quarter of fiscal 2001.

Income Taxes

Taxes on income from continuing operations for 2001 were $70.3 million, an increase of $12.6 million from 2000. The increase resulted primarily from increased taxable earnings.

Income from Continuing Operations Before Extraordinary Items

As a result of the foregoing, for 2001, income from continuing operations was $108.9 million as compared to $86.7 million in 2000.

Discontinued Operations

Losses from discontinued operations were $10.9 million (net of income taxes of $1.1 million) for 2001, as compared to income of $41.6 million (net of income tax of $28.3 million) in 2000. The 2001 loss from discontinued operations resulted from the operating income from VPT of $1.0 million (net of income tax of $0.6), and transaction expenses relating to the Spin-Off of approximately $12.4 million offset by the operating results of SDS (through December 11, 2000) of $0.6 million.

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

2002 Acquisitions

Company	Approximate Annual Sales Prior to Acquisition	Acquisition Date	Description
	(in thousands)
Clinical Diagnostics
Forefront Diagnostics, Inc.	$6,300	November 2001	Manufacturer of rapid diagnostic tests kits for the detection of drugs of abuse.
Separation Technology, Inc.	$3,200	January 2002	Manufacturer and designer of tabletop microhematocrit centrifuge systems and related consumables for blood, serum, and plasma separation.
Capitol Vial, Inc.	$27,300	February 2002	Manufacturer and developer of patented, flip-top, leak-proof plastic vials and related process equipment for sample collection and processing.
Mirror product line of SMC Manufacturing	$600	May 2002	Automotive vanity mirror product line.

Labware and Life Sciences
Chromacol Limited, Epsom Glass Limited, and Amchro, Inc. (the “Chromacol Group”)	$9,900	October 2001	Manufacturers and distributors of chromatography vials and related products.
Barden Engineering	$600	October 2001	Manufacturer of industrial tooling.
Cosmotec Company, Ltd.	$5,500	October 2001	Manufacturer of high-throughput liquid dispensing instrumentation.
Marsh Bio Products Inc.	$17,100	April 2002	Distributor of laboratory equipment and consumables.
TFO, Incorporated	$1,700	May 2002	Manufacturer of hydration devices for consumer use.

Special Charges

During 2002, the Company recorded a restructuring charge of approximately $7.2 million (approximately $4.4 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charge was classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $5.6 million related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities. The selling, general and administrative component of approximately  $1.7 million related to severance associated with non-production employees as well certain lease terminations and other shutdown costs. These charges are referred to as the “2002 Special Charges.” In addition, during the year the Company recorded a credit of $0.4 million related to the reversal of an unused reserve from the 2000 Special Charge. This credit was classified as a reduction of selling, general, and administrative expenses.

Activity related to the 2002 Special Charges and its components are as follows (dollars in thousands):

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
2002 Restructuring charge	$1,500	$3,700	$400	$1,400	$200	$7,200
2002 Cash payments	(900)	—	—	(500)	—	(1,400)
2002 Non-cash charges	—	(3,700)	(400)	—	(200)	(4,300)

September 30, 2002 balance	$600	$—	$—	$900	$—	$1,500

(a)
Amount represents severance and termination costs for 126 terminated employees (primarily sales, marketing and manufacturing personnel). As of September 30, 2002, 78 employees have been terminated as a result of the restructuring plan.

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

Our results for 2000 include charges of approximately $11.3 million ($7.5 million after tax) with respect to the restructuring of various parts of our business. These charges relate primarily to restructured staffing (approximately $5.5 million), operating location rationalization (approximately $2.7 million), product rationalization (approximately $2.1 million), and a tax expense from the restructuring of our U.K. operations (approximately $1.0 million). These charges are referred to as the “2000 Special Charges.” Savings were projected to result from: a) reduced salaries and related expenses as a result of consolidating our CASCO operations with our Microgenics operation, a reduction of workforce at NNI’s Naperville facility, and the elimination of corporate personnel in Milwaukee (approximately $5.6 million); b) the consolidation of several facilities, including those of CASCO, NNI Biotech and Naperville (approximately $0.8 million); and c) the elimination of product lines that are either duplicative or no longer meet management’s profitability expectations (approximately $0.2 million). We do not anticipate, and have not experienced to date, significant offsets to savings in either increased expenses or reduced revenues.

Activity related to the 2000 Special Charges and its components are as follows (dollars in thousands):

	Severance(a)	Inventory(b)	Fixed Assets(b)	Lease Commitments(c)	Shut-down Costs(c)	Tax(d)	Other	Total
	(in thousands)
2000 Restructuring charge	$5,500	$2,100	$1,000	$500	$300	$1,000	$900	$11,300
2000 Cash payments	1,100	—	`—	—	—	—	—	1,100
2000 Non-cash charges	—	2 ,100	1,000	—	—	—	800	3,900

September 30, 2000 balance	$4,400	$—	$—	$500	$300	$1,000	$100	$6,300
Adjustments(e)	600							600
2001 Cash payments	3,800	—	—	200	200	1,000	—	5,200
2001 Non-cash charges	—			—	100	—	100	200

September 30, 2001 balance	$1,200	$—	$—	$300	$—	$—	$—	$1,500
2002 Cash payments	850	—	—	300	—	—	—	1,150
2002 Non-cash credit	350			—		—		350

September 30, 2002 balance	$—	$—	$—	$—	$—	$—	$—	$—

(a)    Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of September 30, 2002, all employees had been terminated as a result of the restructuring plan.
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

International Operations

Our U.S. subsidiaries hold approximately 74% of our assets and generated approximately 86% of our income from continuing operations for the fiscal year ended September 30, 2002, with the balance attributable to our foreign subsidiaries. Portions of our sales, income and cash flows from both domestic and foreign subsidiaries are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries’ operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

From time to time we may employ currency hedges to mitigate the effect of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. One foreign currency hedge of $23.1 million was in place as of September 30, 2002.

The following table sets forth our domestic sales and sales outside the United States in fiscal 2002, 2001, and 2000, respectively.

	Fiscal Year Ended September 30,
	2002	2001	2000
	(in thousands)
Domestic net sales	$767,951	$722,838	$652,811
International net sales	306,668	259,329	220,809

Total net sales	$1,074,619	$982,167	$873,620

Liquidity and Capital Resources

Approximately $193.8 million of cash was generated from operating activities in 2002, an increase of $11.6 million or 6% from 2001. Non-cash depreciation and amortization charged against net income decreased approximately $17.8 million for 2002 primarily as a result of the adoption of SFAS 142. The cash outflow resulting from the increase in working capital, net of the effects of acquisitions and divestitures, was $36.1 million for 2002, or an increase in cash outflow of $26.6 million, as compared to $9.5 million in cash outflow for 2001. These changes are set forth in detail in the Consolidated Statements of Cash Flows. The increase in working capital accounts throughout 2002 is attributable to the higher level of business activity as reflected in our increased sales.

As a result of the acquisition of our predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with accounting principles generally accepted in the United States. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets. Goodwill and intangible assets, net of amortization, increased by approximately $102.8 million in 2002, primarily as a result of continued acquisition activity.

Investing activities in fiscal 2002 used approximately $200.0 million of cash. This outflow was due primarily to cash used for acquisitions of $139.7 million. Capital expenditures were $65.3 million for fiscal 2002, compared to $52.9 million in fiscal 2001.

Financing activities provided approximately $0.6 million of cash in fiscal 2002. Proceeds from our CODES offering (discussed below) were used to pay off approximately $208 million outstanding on the Revolving Credit Facility. Financing fees of $8.3 million were paid in connection with the CODES offering. In addition to the payment of the Revolving Credit Facility, the Company paid off approximately $79.1 million in sellers’ notes relating to certain 2001 and 2000 acquisitions.

During our fiscal quarter ended September 30, 2002, the Company purchased one million shares of its common stock on the open market. The purchase price for the shares averaged $19.81. Management expects to purchase up to an additional one million shares at similar prices during the first fiscal quarter ending December 31, 2002.

The Company maintains a $500 million Revolving Credit Facility, has issued $325 million of 8% Senior Notes, and has issued $300 million of senior convertible contingent debt securities (CODES). For a description of the Revolving Credit Facility and 8% Senior Notes, see Note 8 to our consolidated financial statements in Item 8 of this Annual Report.

On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year, beginning April 15, 2002. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based on specified factors, including but not limited to the sale price of the Company’s common stock, trading prices of the CODES, maintenance of the Company’s credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of the Company’s U.S. subsidiaries guarantee the Company’s obligations under the CODES. The proceeds from the issuance were used to pay down the outstanding balance on our Revolving Credit Facility, and for general corporate purposes.

The CODES, 8% Senior Notes, and Revolving Credit Facility all contain certain cross default provisions. Some of these provisions include financial and operating covenants which, if not met, could cause acceleration of payments on outstanding balances. The covenants include, among other things, restrictions on investments, requirements that the Company maintain certain financial ratios, requirements that the Company maintain certain credit ratings, restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined), and limitations on incurrence of additional indebtedness. The Company is not aware of any violations of these covenants and does not foresee any such violations in light of current business conditions.

As a result of the cumulative benefit obligations of the Company’s pension benefit plans exceeding the fair market value of the plans’ assets, the Company has recorded a $6.4 million minimum liability, net of tax of $4.1 million through a charge to equity during 2002. This charge is reflected as a reduction to other comprehensive income. In addition, the Company made a payment to fund a the plan of $1.4 million subsequent to year-end. Based on current market conditions and the related impact on the fair value of plan assets, additional funding of this extent may be warranted in the future.

Our capital requirements arise principally from our indebtedness, our obligation to pay rent under the Sale/Leaseback facility (as defined herein), our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, the purchase of various businesses and product lines in execution of our acquisition strategy, and the periodic expansion of physical facilities. It is currently our intent to continue to pursue our acquisition strategy.

The Company believes that its balances of cash and cash equivalents, expected cash flows to be generated by operating activities, and funds available under its Revolving Credit Facility will be sufficient to meets its cash requirements over the next twelve to twenty-four months.

Application of Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, as discussed in Note 1 to the financial statements presented in Item 8 “Financial Statements and Supplementary Data.” The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates and judgments. Certain of the Company’s accounting policies represent a selection among acceptable alternatives under GAAP; however, management believes the policies used best represent the underlying transactions reflected in the financial statements. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements.

The Company recognizes revenue upon shipment of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and collectibility of the sales price is reasonably assured. Large portions of the Company’s sales are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed.

In connection with the Company’s transitional and annual impairment tests for SFAS 142, fair market valuations were performed for each of the reporting units. These valuations required certain assumptions from management regarding future operating performance as well as various industry trends. Fluctuations in these assumptions could have a material impact on the values ascribed to the reporting units and could result in an indication of impairment. These assumptions include, but are not limited to, estimated future cash flows, estimated sales growth, and weighted average cost of capital for each of the reporting units. In order to make informed assumptions, management relied on certain public information and statistical and industry information as well as internal forecasts to determine the various assumptions. In the event that industry, general economic and company trends change, these assumptions will change and impact the calculated fair market values.

Through its acquisition program, the Company has accumulated a large number of intangible assets. The allocation of purchase price premiums to intangible assets, tangible assets and goodwill involves estimates based on fair value assumptions. Estimated lives assigned to the tangible and intangible assets acquired in a business purchase also involve the use of estimates. These matters that are subject to judgments and estimates are inherently uncertain, and different amounts could be reported using different methodologies. Management uses its best estimate in determining the appropriate values and estimated lives to reflect in the financial statements, using historical experience, market data, and all other available information. In most instances the Company uses outside valuation experts to recommend purchase price allocations and estimated lives, after an acquisition is completed.

The Company has three defined benefit pension plans covering a significant number of domestic employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In order to make informed assumptions management relies on outside actuarial experts as well as public market data and general economic information. If changes in any of these assumptions occur, they may materially affect certain amounts reported on the Company’s balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets could result in an increase in the Company’s pension liability and a charge to equity.

The Company records a valuation allowance to reduce its deferred tax assets to an amount that management estimates is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management was to determine that it would be able to realize its deferred assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. However, should management determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Off-Balance Sheet Arrangements

The Company holds a minority interest in an unconsolidated joint venture that is accounted for as an equity investment. The Company owns less than 50% of the underlying joint venture. As of September 30, 2002, the equity investment in this entity, included in “Other Assets”, was approximately $9.5 million. Net income from the joint venture for fiscal 2002 was approximately $3.4 million and is included in “Other Income”. The joint venture is limited to the extent it can incur any debt other than trade payables arising out of its business activities and does not hold any assets other than inventory and trade receivables. As of September 30, 2002, the joint venture did not have any debt other than trade payables arising out of its business activities.

Disclosures About Contractual Obligations and Commercial Commitments

In its day-to-day business activities, the Company incurs certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following table (in millions):

	Payments Due by Period
Contractual Obligations	Total		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$660.4		$25.4	$301.3	$1.4	$332.3
Capital Lease Obligations	0.6		0.3	0.3	—	—
Operating Leases	70.1		12.3	19.8	14.7	23.3
Unconditional Purchase Obligations	15.6		14.2	1.4	—	—
Other Long-Term Obligations	None
Total Contractual Cash Obligations	$746.7		$52.2	$322.8	$16.1	$355.6

	Total Amounts Committed		Amount of Commitment Expiration Per Period
Other Commercial Commitments			Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$—		$—	$—	$—	$—
Standby Letters of Credit	32.2		30.8	—	1.4	—
Guarantees	None	(1)
Standby Repurchase Obligations	None
Other Commercial Commitments	None
Total Commercial Commitments	$32.2		$30.8	$—	$1.4	$—

(1)
Certain of the Company’s domestic subsidiaries are guarantors under the Company’s Revolving Credit Facility, 8% Senior Notes, and CODES. These amounts are included in the table above under “Long-Term Debt”.

European Economic Monetary Unit

On January 1, 1999, eleven of the European Union countries (including one country in which we have material operations) adopted the Euro as their single currency. At that time, a fixed exchange rate was established between the Euro and the individual countries’ existing currencies (the “legacy currencies”). The Euro trades on currency exchanges and is available for non-cash transactions. Beginning on January 1, 2002, the European Central Bank now issues Euro-denominated bills and coins for use in cash transactions. At this time, we have not experienced a material adverse effect on our business operations or financial condition due to the Euro conversions.

Cautionary Factors

This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “continue,” “estimate,” “goal,” “expect,” “objective,” “outlook” and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects and affect our future results of operations and financial condition:

Our holding company structure increases financial risks.

We are organized as a holding company, with all of our net sales generated through our subsidiaries. Approximately 20% of our net sales and 6% of our operating cash flow for 2002 were from foreign subsidiaries. Consequently, our operating cash flow and ability to service indebtedness depend in part upon the operating cash flow of our subsidiaries, including foreign subsidiaries, and the payment of funds by them to us in the form of loans, dividends or otherwise. Their ability to pay dividends and make loans, advances and other payments to us depends upon any statutory or other contractual restrictions that apply, which may include requirements to maintain minimum levels of working capital and other assets.

Our international operations pose currency and other risks.

We have significant operations outside the United States, where a significant portion of our revenue is generated. We are therefore subject to risk factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost of our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Our sales were increased by $3.1 million in 2002 and reduced by $10.1 million in 2001 by the impact of currency fluctuations. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries that have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with an economic downturn in other countries. In addition, world events can increase the volatility of the currency markets, and such volatility could affect our financial results.

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

Some of the industries served by our products are characterized by rapid technological changes and new product introductions. Some of our competitors may invest more heavily in research or product development than we do. Successful new product offerings depend upon a number of factors, including our ability to:

■	accurately anticipate customer needs;

■	innovate and develop new technologies and applications;

■	successfully commercialize new products in a timely manner;

■	price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

■	differentiate our offerings from those of our competitors.

If we do not introduce new products in a timely manner and make enhancements to meet the changing needs of our customers, some of our products could become obsolete over time, in which case our customer relationships, revenue, and operating results would suffer.

Our operating results may suffer if the industries into which we sell our products are in downward cycles.

Some of the industries and markets into which we sell our products are cyclical. Any significant downturn in our customers’ markets or in general economic conditions could result in reduced demand for our products and could harm our business.

Future acquisitions may not be available or may create transitional challenges.

A significant portion of our growth over the past several years has been achieved through our acquisition program. Our rate of continued growth is therefore subject to factors affecting our ability to execute our acquisition strategy and to be successful with that strategy. These factors include the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates, our ability to realize the synergies expected to result from acquisitions, our ability to retain key personnel in connection with acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

We may incur restructuring or impairment charges that would reduce our earnings.

We have in the past and may in the future restructure some of our operations. In such circumstances, we may take actions that would result in a charge and reduce our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. These restructurings may be implemented to improve the operations of recently acquired subsidiaries as well as subsidiaries that have been part of our operations for many years. Our historical financial results as discussed elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include special charges related to restructuring activities of approximately $7.2 and $11.3 million in fiscal years 2002 and 2000, respectively. As a result of adjustments to prior restructuring reserves, we also incurred special charges of $0.6 million for 2001. Additionally, on October 1, 2001 we adopted SFAS 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. The Company carries a very significant amount of goodwill and intangible assets and FAS 142 requires us to perform an annual assessment for possible impairment.

We rely heavily upon sales to key distributors and original equipment manufacturers, and could lose sales if any of them stop doing business with us.

Our three most significant distributors represent a significant portion of our revenues. For example, sales to Fisher Scientific, VWR, and Allegiance Healthcare Corporation accounted for approximately 13%, 11%, and 7% of revenues in fiscal 2002, respectively. Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience softness in their sales. We rely primarily upon the long-standing and mutually beneficial nature of our relationships with our key distributors, rather than on contractual rights, to protect these relationships. Volatility in end-user demand can also arise with large OEM and private label customers to whom we sell directly, particularly when our customers fail to manage inventories to end-user demand, discontinue product lines, or switch business to other manufacturers. Sales to our OEM customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

We could be injured by disruptions of our manufacturing operations.

We rely upon our manufacturing operations to produce most of the products we sell. Any significant disruption of those operations for any reason, such as strikes, labor disputes or other labor unrest, power interruptions, fire, war, or other force majuere, could adversely affect our sales and customer relationships and therefore adversely affect our business. In particular, the supply of white glass, which is used in our clinical diagnostics segment’s worldwide manufacturing operations, comes solely from our glass manufacturing facility in Switzerland. Risks include delays encountered in connection with the periodic rebuilding of the sheet glass furnace or furnace malfunctions. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices.

The success of many of our products depends on the effectiveness of our patents, trademarks, and licenses to defend our intellectual property rights.

Our success with many of our products depends, in part, on our ability to protect our current and future innovative products and to defend our intellectual property rights. Our subsidiaries’ products are sold under a variety of trademarks and trade names. They own or license all of the trademarks and trade names we believe to be material to the operation of their businesses. We also rely upon a combination of non-disclosure and other contractual agreements and trade secret, copyright, patent, and trademark laws to protect our intellectual property rights. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. If we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours.

We could be hurt by product liability claims or other litigation.

We are subject to the risks of claims involving our products (including those of businesses we no longer own) and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims. Although we currently maintain insurance against some of these risks, uninsured losses could occur.

Our business is subject to regulatory risks.

Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks. In the future, some of our products may be affected by the passage of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of approvals needed to sell one or more of our products. Additionally, violations of any environmental, health and safety laws or regulations or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability.

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

In December 2000, we spun off our dental businesses which are now owned by SDS. We and SDS each agreed to indemnify the other with respect to certain indebtedness, liabilities, and obligations, including potential tax liabilities if future transactions change the tax treatment of the Spin-Off. Our ability to collect on these indemnities from SDS, if applicable, depends upon the future financial strength of SDS.

We sometimes experience quarterly variations in our operating results.

Our business is subject to quarterly variation in operating results caused by a number of factors, including business and industry conditions, timing of acquisitions, distribution and OEM customer issues, and other factors listed here. All these factors make it difficult to predict operating results for any particular period.

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

Foreign Exchange

We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the British Pound and Danish Krone versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. The purpose of our foreign currency hedging activities is to protect against risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates and the effect of related changes on payments on long-term debt denominated in foreign currencies. Recognized and unrecognized gains or losses on foreign currency contracts entered into to hedge long-term debt are recorded as “Other Income”.

At September 30, 2002 we had one outstanding foreign currency option. This option was entered into in April 2001 to hedge against the effect of fluctuations in foreign exchange rates on a note issued in British Pounds. The option of $23.1 million (£16.2 million) has a January 2003 maturity date. The option was priced at $1.4258. This option is accounted for as a fair value hedge. We did not enter into any foreign currency options to hedge our exposure from operations in fiscal 2002.

Interest Rates

From time to time, we use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the prime rate as publicly announced by The Chase Manhattan Bank and the Eurodollar Rate. As of September 30, 2002, we had no floating rate debt outstanding.

On December 11, 2000, due to the extinguishment of debt, interest rate swaps previously designated as cash flow hedges ceased to meet hedge criteria under SFAS 133 as modified by SFAS 138. The approximate fair value of the interest rate swaps on December 11, 2000 was $1.7 million. The Company sold these interest rate swaps on December 12, 2000 for approximately $1.7 million and realized a gain of $1.1 million (net of tax). Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain continued to be carried in other comprehensive income and recognized as an adjustment of yield interest expense of our Revolving Credit Facility over the remaining term of the interest rate contract. This gain was amortized in its entirety as of September 30, 2002.

In addition to the aforementioned swaps, on September 29, 1999, the Company entered into a securities lending agreement in which we purchased a United States Treasury Bond (“Treasury”) with a par value of  $50 million, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company loaned the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company has received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. For a period of five years the Company is obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. Thereafter, the Company is required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate shall not exceed the federal funds rate in effect as of the day of determination plus .25%) and the Company receives all distributions on or in respect to the Treasury.

ITEM 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Apogent Technologies Inc. and Subsidiaries

Independent Auditors’ Report

The Board of Directors
Apogent Technologies Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Apogent Technologies Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogent Technologies Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

KPMG LLP

Boston, Massachusetts
November 11, 2002

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share and per share data)

	September 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$16,327	$9,192
Accounts receivable (less allowance for doubtful accounts of $5,723 and $3,975, respectively)	186,950	183,278
Inventories	203,997	167,436
Deferred income taxes	14,127	12,135
Prepaid expenses and other current assets	19,689	20,985
Assets of Vacuum Process Technology, Inc. (“VPT”) avail. for sale	5,436	—

Total current assets	446,526	393,026
Available for sale security	60,183	55,072
Property, plant and equipment, net	270,893	223,687
Intangible assets	1,243,113	1,140,334
Other assets	15,370	15,961

Total assets	$2,036,085	$1,828,080

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and overdrafts	$10,640	$9,576
Accounts payable	53,779	53,822
Current portion of long-term debt	25,352	64,066
Income taxes payable	53,064	38,747
Accrued payroll and employee benefits	32,009	33,236
Accrued interest	16,630	15,292
Restructuring reserve	1,548	1,552
Other current liabilities	23,074	26,364
Liabilities of Vacuum Process Technology, Inc.	305	—

Total current liabilities	216,401	242,655
Long-term debt	635,020	583,788
Securities lending agreement	60,183	55,072
Deferred income taxes	132,100	101,073
Other liabilities	17,243	7,002
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000,000 shares	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares issued 106,976,877 and 105,875,768 shares, respectively; outstanding 105,967,853 and 105,875,548 shares, respectively	1,070	1,059
Equity rights, 50 rights at $1.09 per right	—	—
Additional paid-in capital	271,682	254,637
Retained earnings	748,791	627,642
Accumulated other comprehensive income (loss)	(26,419)	(44,848)
Treasury common stock, 1,009,024 and 220 shares, at cost	(19,986)	—

Total shareholders’ equity	975,138	838,490

Total liabilities and shareholders’ equity	$2,036,085	$1,828,080

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands except per share data)

	Year Ended September 30,
	2002	2001	2000
Net sales	$1,074,619	$982,167	$873,620
Cost of sales:
Cost of products sold	538,260	490,160	433,996
Restructuring charge	5,603	—	4,413
Depreciation of purchase accounting adjustments	2,973	1,010	524

Total cost of sales	546,836	491,170	438,933

Gross profit	527,783	490,997	434,687
Selling, general and administrative expenses	252,604	223,107	198,975
Restructuring charge	1,262	583	5,840
Depreciation and amortization of purchase accounting adjustments	17,975	44,181	36,883

Total selling, general and administrative expenses	271,841	267,871	241,698

Operating income	255,942	223,126	192,989
Other income (expense):
Interest expense	(40,687)	(48,698)	(49,450)
Amortization of deferred financing fees	(3,461)	(563)	(533)
Other, net	1,490	5,284	1,319

Income from continuing operations before income taxes and extraordinary item	213,284	179,149	144,325
Income taxes	78,062	70,250	57,601

Income from continuing operations before extraordinary item	135,222	108,899	86,724
Discontinued operations:
(Loss) income from operations of VPT including estimated loss on sale of $13,200 (net of income tax benefit (expense) of $8,117, and ($620), respectively)	(14,073)	972	—
(Loss) income from operations of SDS (net of income tax expense of $0, $435, and $28,339, respectively)	—	(11,824)	41,597

Income before extraordinary item	121,149	98,047	128,321
Extraordinary item (net of income tax benefit of $1,359)	—	(2,106)	—

Net income	$121,149	$95,941	$128,321

Basic earnings per common share from continuing operations	$1.27	$1.03	$0.83
Discontinued operations	(0.13)	(0.10)	0.40
Extraordinary item	—	(0.02)	—

Basic earnings per common share	$1.14	$0.91	$1.23

Diluted earning per common share from continuing operations	$1.24	$1.01	$0.81
Discontinued operations	(0.13)	(0.10)	0.39
Extraordinary item	—	(0.02)	—

Diluted earnings per common share	$1.11	$0.89	$1.20

Weighted average basic shares outstanding	106,467	105,517	104,570
Weighted average diluted shares outstanding	108,656	108,072	106,803

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(In thousands except per share data)

	Common Stock	Equity Rights	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Common Stock	Total Shareholders’ Equity
Balance at September 30, 1999	$1,040	$—	$251,251	$403,380	$(30,327)	$—	$625,344
Comprehensive income:
Net income	—	—	—	128,321	—	—	128,321
Translation adjustment	—	—	—	—	(26,773)	—	(26,773)
Unrealized gain on security available for sale	—	—	—	—	2,124	—	2,124

Total comprehensive income	—	—	—	128,321	(24,649)	—	103,672
Shares issued in connection with stock options	12	—	12,587	—	—	—	12,599
Tax benefit related to stock options	—	—	7,901	—	—	—	7,901

Balance at September 30, 2000	1,052	—	271,739	531,701	(54,976)	—	749,516
Comprehensive income:
Cumulative effect of accounting change for cash flow hedge, net of tax effect of $1,687	—	—	—	—	2,530	—	2,530
Net income	—	—	—	95,941	—	—	95,941
Translation adjustment	—	—	—	—	(3,611)	—	(3,611)
Adjustment to interest rate swap agreements upon sale, net of tax benefit of $984	—	—	—	—	(1,475)	—	(1,475)
Amortization of gain on sale of interest rate swaps, net of tax benefit of $413	—	—	—	—	(619)	—	(619)
Unrealized gain on security available for sale, net of tax effect of $251	—	—	—	—	377		377

Total comprehensive income	—	—	—	95,941	(2,798)	—	93,143
Shares issued in connection with stock options	7	—	6,624	—	—	—	6,631
Tax benefit related to stock options	—	—	3,301	—	—	—	3,301
Distribution of the equity of Sybron Dental Specialties, Inc. on December 11, 2000, net of dividends of $142,880	—	—	(27,027)	—	12,926	—	(14,101)

Balance at September 30, 2001	1,059	—	254,637	627,642	(44,848)	—	838,490
Comprehensive income:
Net income	—	—	—	121,149	—	—	121,149
Translation adjustment	—	—	—	—	22,247	—	22,247
Adjustment to minimum pension liability, net of tax of $4,120	—	—	—	—	(6,445)	—	(6,445)
Amortization of gain on sale of interest rate swaps, net of tax benefit of $292	—	—	—	—	(440)	—	(440)
Unrealized loss on security available for sale, net of tax of $2,044	—	—	—	—	3,067	—	3,067

Total comprehensive income	—	—	—	121,149	18,429	—	139,578
Treasury shares purchased	—	—	—	—	—	(19,986)	(19,986)
Shares issued in connection with stock options	11	—	10,282	—	—	—	10,293
Tax benefit related to stock options	—	—	6,763	—	—	—	6,763
Final true-up of dividend to SDS relating to deferred income taxes	—	—	919	—	—	—	919

Balance at September 30, 2002	$1,070	$—	$271,682	$748,791	$(26,419)	$(19,986)	$975,138

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands except per share data)

	Year Ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income	$121,149	$95,941	$128,321
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations	14,073	11,824	(41,597)
Depreciation	38,805	33,411	29,336
Amortization	21,436	44,672	37,251
Gain on sale of property, plant and equipment	1,879	(4,784)	79
Provision for losses on doubtful accounts	1,164	(7)	863
Inventory provisions	2,342	4,604	(833)
Deferred income taxes	29,034	3,954	10,258
Extraordinary item	—	2,106	—
Changes in assets and liabilities, net of effects of businesses acquired:
Decrease (increase) in accounts receivable	6,370	(981)	(15,537)
Increase in inventories	(25,953)	(28,935)	(7,248)
Increase in prepaid expenses and other current assets	(1,113)	(3,956)	(7,200)
Decrease in accounts payable	(4,289)	(2,096)	(294)
(Decrease) increase in income taxes payable	(7,048)	24,334	(1,768)
(Decrease) increase in accrued payroll and employee benefits	(2,354)	578	(4,993)
Increase (decrease) in accrued interest expense	1,337	10,443	(2,211)
(Decrease) increase in restructuring reserve	(118)	(5,164)	1,744
(Increase) decrease in other current liabilities	(10,087)	5,180	(4,000)
Net change in other assets and liabilities	7,149	(8,950)	(5,627)

Net cash provided by operating activities	193,776	182,174	116,544

Cash flows from investing activities:
Capital expenditures	(65,256)	(52,901)	(42,493)
Proceeds from sales of property, plant and equipment	5,007	12,457	924
Net payment for businesses acquired	(139,735)	(163,519)	(207,153)
Dividends received from SDS	—	67,900	58,512
Capital contributions paid to SDS	—	(4,623)	(21,399)
Net change in advances and loans to SDS	—	(2,782)	20,985
Distribution of the net equity of SDS	—	(14,101)	—
Other investing activities	—	—	(2,600)

Net cash used in investing activities	(199,984)	(157,569)	(193,224)

Cash flows from financing activities:
Proceeds from revolving credit facility	358,500	454,560	332,640
Principal payments on revolving credit facility	(567,000)	(502,460)	(274,320)
Proceeds from long-term debt	300,000	703,448	—
Principal payments on long-term debt	(79,089)	(681,854)	(450)
Financing fees paid	(8,259)	(6,721)	—
Purchase of treasury stock	(19,986)	—	—
Proceeds from the exercise of stock options	10,293	6,631	12,599
Other financing activities	6,175	(4,118)	7,190

Net cash provided by (used in) financing activities	634	(30,514)	77,659

Effect of exchange rate changes on cash and cash equivalents	12,709	2,690	(969)

Net increase (decrease) in cash and cash equivalents	7,135	(3,219)	10
Cash and cash equivalents at beginning of period	9,192	12,411	12,401

Cash and cash equivalents at end of period	$16,327	$9,192	$12,411

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39,691	$37,132	$55,833

Income taxes	$39,513	$43,070	$42,412

Capital lease obligations incurred	$334	$104	$25

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

1.    Summary of Significant Accounting Policies

The subsidiaries of Apogent are leading manufacturers of value-added products for the laboratory market in the United States and abroad. The Company’s subsidiaries manufacture products for the clinical diagnostics, labware and life sciences, and laboratory equipment business segments.

On November 8, 2000, Sybron International Corporation (which subsequently changed its name to Apogent Technologies Inc.) announced that it had declared a pro rata distribution to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) (the “Spin-Off”). On December 11, 2000, shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. common stock for every three shares of Sybron International common stock they owned as of the record date. Sybron Dental Specialties, Inc. owns all of the outstanding stock of Sybron Dental Management, Inc., formerly named Sybron Dental Specialties, Inc. Prior to the Spin-Off, Sybron Dental Management, Inc. was a direct wholly-owned subsidiary of the Company and operated the Company’s dental business. Immediately prior to the Spin-Off, the Company contributed all of the stock of Sybron Dental Management, Inc. to Sybron Dental Specialties, Inc. As used in these Notes to the Consolidated Financial Statements, the term “SDS” means Sybron Dental Management, Inc. (formerly known as Sybron Dental Specialties, Inc.) for the periods prior to the Spin-Off, and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the Spin-Off.

On January 31, 2001, the name of the Company was changed from Sybron International Corporation to Apogent Technologies Inc.

(a)  Principles of Consolidation and Fiscal Year End

The consolidated financial statements reflect the accounts of Apogent Technologies Inc. and its subsidiaries. The term “Company” or “Apogent” as used herein refers to Apogent Technologies Inc. and its subsidiaries and their respective predecessors, unless the context otherwise requires. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year ends on September 30. The fiscal years ended September 30, 2002, 2001, and 2000 are hereinafter referred to as “2002”, “2001”, and “2000”, respectively. On March 31, 2002 and December 11, 2000, respectively, the Company made the decision to dispose of its vacuum deposition chamber business, Vacuum Process Technology, Inc. (“VPT”), and completed the Spin-Off. The results of operations of VPT and SDS have been presented as discontinued operations in all years presented herein. Dollar references throughout these footnotes are in thousands, except per share amounts or as otherwise indicated.

(b)  Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

(c)  Inventories

Inventories are stated at the lower of cost or market. Elements of cost included in inventories are: raw materials, direct labor, manufacturing overhead (which includes indirect labor, fringe benefits, consumable supplies, depreciation of production equipment, and tooling). Certain domestic inventories of approximately $51,777 and $57,698 at September 30, 2002 and 2001, respectively, are valued on the last-in, first-out (LIFO) method. The remaining inventories are valued on the first-in, first-out (FIFO) method.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)  Securities

When securities are purchased they are classified as held-to-maturity, available for sale, or trading securities. Held to maturity securities are those that the Company has the positive intent and ability to hold until maturity. Trading securities are those purchased and held with the intent to sell in the near term. Available for sale securities include debt securities that are held for an indefinite period but are neither held to maturity nor trading securities. At September 30, 2002 and 2001, the Company held a U.S. Treasury Bond classified as an available for sale security. Available for sale securities are reported at fair market value. Unrealized gains and losses for this security are included in comprehensive income as a separate component of shareholders’ equity.

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

(f)  Intangible Assets

Intangible assets include both goodwill and amortizable intangible assets. As of September 30, 2002, the Company had no unamortizable intangible assets except goodwill. Amortizable intangible assets (those intangible assets with definite estimated useful lives) are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Proprietary technology, trademarks, patents, licenses, drawings, non-compete agreements, and other intangibles are amortized over 4 to 18 years, 5 to 40 years, 3 to 20 years, 5 to 40 years, 8 to 30 years, 3 to 10 years, and 1 to 40 years, respectively. The Company assesses the recoverability of its amortizable intangible assets in accordance with SFAS 144 by determining whether the amortization of the asset balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized asset will not be recovered, an adjustment would be made to reduce the net asset to fair value. Cash flow projections are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. In accordance with SFAS 142, the Company tests goodwill for impairment on an annual basis by comparing the fair value of its reporting units to their fair value. During 2002 the Company included approximately $21 million in goodwill and intangibles in with the calculation of the estimated loss on sale of VPT. No adjustments were made to goodwill or intangible assets in 2001.

(g)  Revenue Recognition

The Company recognizes revenue upon shipment of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and collectibility of the sales price is reasonably assured. Large portions of the Company’s sales are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed.

(h)  Income Taxes

Income taxes are accounted for under the asset and liability method wherein deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(i)  Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Research and development costs for 2002, 2001, and 2000 were approximately $25,718, $20,858, and $18,302, respectively.

(j)  Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction gains for 2002, 2001, and 2000 were approximately $354, $177, and $1,306, respectively.

(k)  Pensions

The Company and its subsidiaries have various pension plans covering substantially all employees. U.S. pension obligations are funded by payments to pension fund trusts. Other foreign pensions are funded as expenses are incurred. The Company’s policy with respect to its defined benefit plans is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

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

	2002	2001	2000
	(in thousands)
Basic	106,467	105,517	104,570
Effect of assumed conversion of employee stock options	2,189	2,555	2,233

Diluted	108,656	108,072	106,803

Options to purchase 4,504,840 shares of common stock at prices ranging from $23.79 to $25.10 per share were outstanding during a portion of 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2012, were still outstanding at the end of fiscal year 2002.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 1,568,845 shares of common stock at prices ranging from $22.24 to $24.51 per share were outstanding during a portion of 2001 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2011, were still outstanding at the end of fiscal year 2001.

Options to purchase 904,844 shares of common stock at prices ranging from $25.31 to $32.00 per share were outstanding during a portion of 2000 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2010, were still outstanding at the end of fiscal year 2000.

(m)  Deferred Financing Fees

Deferred financing fees are capitalized and amortized as a separate component of other income over the life of the related debt agreements.

(n)  Advertising Costs

Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $6,669, $6,014, and $5,730 in 2002, 2001, and 2000, respectively.

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

The Company, from time to time, enters foreign currency options to hedge the exposure from adverse changes in foreign currency rates. In April 2001, we entered into a foreign currency option to hedge against the effect of fluctuations in foreign exchange rates on a note issued in British Pounds. The option of $23,126 (£16,220) matures in January 2003. The option was priced at $1.4258 (£0.701). This option is accounted for as a fair value hedge. All changes in the underlying values are reflected in net income. The purpose of the Company’s foreign currency hedging activities is to protect against risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates and the effect of related changes on payments on long-term debt denominated in foreign currencies. Recognized and unrecognized gains or losses on foreign currency contracts entered into to hedge long-term debt are recorded as “other income”. The Company has not entered into any foreign currency options to hedge against exposure from operations in fiscal 2002.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 1, 2000, the Company adopted Financial Accounting Standard Board Opinions No. 133 (“SFAS 133”) as modified by FASB Opinion No. 138. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. They require the recognition of all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. At October 1, 2000, the Company had no freestanding derivatives in place other than interest rate swaps used to hedge variable rate long-term debt and had no material embedded derivatives. The interest rate swaps meet the criteria for cash flow hedge accounting. As a result, the swaps are recorded on the balance sheet as an asset at fair value with the corresponding gain or loss recorded in other comprehensive income beginning October 1, 2000. The impact on other comprehensive income upon adoption of the standard was an unrealized gain, net of tax, of approximately $2,530.

(q)  Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site-by-site basis and records a liability at the time when the liability is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

(r)  Reclassifications

Certain reclassifications to prior year balances have been made to conform with current year presentations.

Effective September 30, 2002, the Company adopted the Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires all amounts charged to customers for shipping and handling to be classified as sales revenues. Accordingly, all historical sales revenue amounts have been adjusted to reflect these charges. The costs related to shipping and handling are classified as a selling expense in selling, general and administrative expense. The following table reconciles historically reported amounts to those adjusted in accordance with EITF 00-10:

	Year Ended September 30,
	2001(a)	2000	1999	1998
Net sales
Reported net sales	$969,095	$863,575	$715,037	$557,762
Reclassification of freight income	13,072	10,045	9,037	8,541

Adjusted net sales	$982,167	$873,620	$724,074	$566,303

Cost of products sold
Reported cost of goods products sold	$492,929	$436,508	$372,528	$288,522
Reclassification of freight costs	(2,769)	(2,512)	(915)	(624)

Adjusted cost of products sold	$490,160	$433,996	$371,613	$287,898

Selling, general and administrative expenses
Reported selling, general and administrative expenses	$207,266	$186,418	$147,883	$118,523
Reclassification of freight income and expense	15,841	12,557	9,952	9,165

Adjusted selling, general, and administrative expenses	$223,107	$198,975	$157,835	$127,688

(a) Historical reported 2001 amounts have been adjusted to reflect the disposal of VPT

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Business and Credit Concentrations

Many of the Company’s products are sold through major distributors, two of which have exceeded 10% of the Company’s consolidated net sales in prior years. These distributors accounted for 13% and 11%, respectively of the Company’s net sales for 2002, for 12.3% and 9.5%, respectively, of the Company’s net sales in 2001, and 13.9% and 9.7%, respectively, of the Company’s net sales in 2000. Accounts receivable from these distributors comprised approximately 24% and 10%, respectively, of the outstanding consolidated accounts receivable balances at September 30, 2002 and approximately 10.6% and 10.7%, respectively, of the outstanding consolidated accounts receivable balances at September 30, 2001.

3.    Inventories

Inventories at September 30, 2001 and 2000 consist of the following:

	2002	2001
Raw materials and supplies	74,293	56,660
Work in process	19,400	25,974
Finished goods	110,304	84,802

	$203,997	$167,436

The Company uses the last-in, first-out (LIFO) method to value inventory at certain subsidiaries. Inventories would have been $6,674 and $7,573 higher at September 30, 2002 and 2001, respectively, if the first-in, first-out (FIFO) method had been used.

During 2000, quantities of inventory valued on a LIFO basis were consumed. This resulted in the liquidation of LIFO inventories valued at lower prevailing costs when such LIFO quantities were originally acquired in prior years. If these LIFO quantities had not been consumed, but replenished with the quantities valued at current costs, net income in 2000 would have been decreased by approximately $125 and would have had no impact on either basic or diluted earnings per share. No such events occurred in 2002 and 2001.

4.    Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2002, 2001, and 2000 is allocated as follows:

	2002	2001	2000
Income from continuing operations	$78,062	$70,250	$57,601
Extraordinary items	—	(1,359)	—
Discontinued operations	(8,117)	1,053	28,339
Shareholders’ equity for unrealized gain on security available for sale	2,044	251	(1,420)
Shareholders’ equity for cumulative effect of accounting changes for cash flow hedge	—	1,687	—
Shareholders’ equity for interest rate swap agreements	(292)	(1,397)	—
Shareholders’ equity for pension	(4,120)
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(6,763)	(3,301)	(7,901)

	$60,814	$67,184	$76,619

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended September 30, 2002:
U.S., state and local	$57,553	$11,068	$68,621
Foreign	10,459	(1,018)	9,441

	$68,012	$10,050	$78,062

Year ended September 30, 2001:
U.S., state and local	$57,036	$3,296	$60,332
Foreign	9,260	658	9,918

	$66,296	$3,954	$70,250

Year ended September 30, 2000:
U.S., state and local	$42,664	$8,401	$51,065
Foreign	4,679	1,857	6,536

	$47,343	$10,258	$57,601

The domestic and foreign components of income from continuing operations before income taxes, discontinued operations and extraordinary items are as follows:

	2002	2001	2000
United States	$178,737	$148,356	$123,422
Foreign	34,547	30,793	20,903

Income before income taxes, discontinued operations and extraordinary items	$213,284	$179,149	$144,325

Income tax expense attributable to income from continuing operations was $78,062, $70,250, and $57,601 and in 2002, 2001, and 2000, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from continuing operations before income taxes, discontinued operations and extraordinary items in 2002, 2001, and 2000 as a result of the following:

	2002	2001	2000
Computed “expected” tax expense	$74,649	$62,702	$50,514
Increase (reduction) in income taxes resulting from:
Change in beginning of year valuation allowance for deferred tax assets allocated to income tax expense	—	—	(21)
Amortization of goodwill	—	4,255	3,931
State and local income taxes, net of Federal income tax benefit	7,205	6,286	3,898
Foreign income taxed at rates higher than U.S. Federal Income	(2,650)	(860)	(836)
Foreign tax credits utilized in excess of U.S. tax on foreign earnings	—	—	205
Other, net	(1,142)	(2,072)	(90)

	$78,062	$70,250	$57,601

The significant components of deferred income tax benefit attributable to income from continuing operations for 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Deferred tax (benefit)/expense (exclusive of the effects of other components listed below)	$7,625	$3,651	$10,038
Increase in the valuation allowance for deferred tax assets	2,425	303	220

	$10,050	$3,954	$10,258

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented below.

	2002	2001
Deferred tax assets:
Inventories	$5,635	$5,143
Compensation	2,929	2,369
Sale/Leaseback	4,424	4,427
Employee benefits	1,032	826
Net operating loss carryforwards	3,839	1,414
Pension	5,749	—
Warranty and other accruals	5,327	6,428

Total gross deferred tax assets	28,935	20,607
Less valuation allowance	(3,839)	(1,414)

Net deferred tax assets	25,096	19,193

Deferred tax liabilities:
Depreciation	(16,918)	(16,338)
Purchase accounting	(118,908)	(88,818)
Unrealized appreciation on securities available for sale	(4,073)	(2,029)
Other	(3,170)	(946)

Total deferred tax liabilities	(143,069)	(108,131)

Net deferred tax liability	$(117,973)	$(88,938)

The change in the net deferred tax liability contains $21,353 and $2,044 of deferred tax liabilities related to acquisitions and the unrealized appreciation on securities available-for-sale, a reduction of $292 related to the amortization of gain on sale of interest rate swaps and $4,120 of deferred tax assets related to pensions. The valuation allowance for deferred tax assets as of October 1, 2000 was $1,111. The net change in the total valuation allowance for the years ended September 30, 2002 and 2001 was an increase of $2,425 and $303 respectively. The valuation allowance relates primarily to net operating loss carryforwards in certain foreign jurisdictions and U.S. states, in which there is a history of pre-tax accounting losses and foreign tax credit carryforwards. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.

At September 30, 2002, the Company has an aggregate of $991 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which have no expiration. The Company has an aggregate of $24,507 of various state net operating losses that expire between 2006 and 2018. At September 30, 2002 the Company has $2,195 of foreign tax credit carryforwards that expire in 2007.

Accumulated earnings of foreign subsidiaries at September 30, 2002, 2001, and 2000 of approximately $51,000, $25,000, and $11,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Acquisitions and Divestitures

The Company has completed 29 acquisitions, discontinued one business and spun off one business since the beginning of 2000. The acquired companies are all engaged in businesses that are similar to the Company’s existing businesses. The divested company was engaged in the business of vacuum process technologies. The spun off company was engaged in the dental business.

2002

During 2002, the Company completed nine acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $141 million. None of the acquisitions were considered individually significant. The total goodwill and identifiable intangibles assets for the acquired companies was approximately $111 million. The intangible assets will be amortized over their expected lives ranging from 3 to 20 years. The following table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition:

Business Segment Company Acquired	Acquisition Date	Sales	Operating Income	Total Assets	Type of Acquisition
		(in thousands)
Clinical Diagnostics:

Forefront Diagnostics, Inc.	November 2001	$6,300	$1,700	$9,900	Stock
Separation Technology, Inc.	January 2002	3,200	1,000	3,000	Stock
Capitol Vial, Inc.	February 2002	27,000	9,600	26,200	Stock
Mirror Product Line of SMC Manufacturing	May 2002	600	200	10	Asset

Labware and Life Sciences:

Chromacol Limited, Epsom Glass Industries Limited, and Amchro Inc.	October 2001	9,900	350	5,080	Stock
Barden Engineering	October 2001	600	130	540	Asset
Cosmotec Co. Ltd.	October 2001	5,500	2,500	2,600	Stock
Marsh Bio Products, Inc.	April 2002	17,000	1,800	4,700	Asset
TFO Incorporated	May 2002	1,700	160	850	Asset

The following pro forma financial information presents the combined results of operations of the Company and the purchased businesses referred above as if the 2002 acquisitions had occurred as of October 1, 2000, after giving effect to certain adjustments including amortization of intangible assets, additional depreciation expense, increased interest expense on debt related to the acquisition and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the purchased companies listed above constituted a single entity during such periods.

	2002	2001
Net sales	$1,102,105	$1,049,776
Income before extraordinary item	126,347	107,662
Net income	126,347	105,556
Basic earnings per common share	1.19	1.00
Diluted earnings per common share	1.16	0.98

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001

During 2001, the Company completed ten acquisitions, eight for all cash and two for cash and notes in the amount of $79,885. The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was approximately $158 million. The results of these acquisitions were included as of the date they were acquired. The total goodwill and intangibles for the acquired companies was approximately $153 million. Intangible assets with a definite life will be amortized over 3 to 40 years. The following table outlines unaudited sales and operating income for the most recent date prior to the acquisition, and unaudited total assets at the most recent available date prior to acquisition, for each of the acquired companies. The type of acquisition refers to whether the Company purchased assets or the stock of the acquired companies.

Business Segment Company Acquired	Date	Sales	Operating Income	Total Assets	Type of Acquisition
		(in thousands)
Clinical Diagnostics:
Vacuum Process Technologies, Inc.	Nov. 2000	$3,977	$(19)	$1,097	Asset
Disposable Glass Culture Tube Business of Kimble Glass, Inc.	April 2001	5,800	331	—	Asset
Innovative Diagnostics, Inc.	July 2001	1,300	163	—	Asset
Disposable Glass Pasteur Pipette and Perfume Sampler Vial Product Line of Kimble Glass Inc.	August 2001	2,000	400	—	Asset
Latex Agglutination Product Line of Medtek Diagnostics LLC.	July 2001	220	150	—	Asset
Daniel Mirror Company	September 2001	6,800	2,000	—	Asset

Labware and Life Sciences:
BioRobotics Group Limited	March 2001	10,500	2,500	4,592	Stock
Advanced Biotechnologies Ltd.	April 2001	21,500	6,700	14,265	Stock
Mosaic Technologies Inc.	July 2001	1,400	(747)	—	Asset
Chromatography Vial Product Line of Kimble Glass, Inc.	August 2001	7,200	1,300	—	Asset

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000

Acquisitions

During 2000, the Company completed ten acquisitions, nine for all cash and one for cash and notes in the amount of $30,600. The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was $206,900. The Company was subject to future purchase price adjustments based upon earnout provisions under one of the purchase and sale agreements. Such earnout provision has a maximum payout of $6,000. The earnout provision is subject to the achievement of certain financial goals and is not contingent upon employment. The entire earnout was paid in fiscal 2001 and is accounted for as additional goodwill. All acquisitions were accounted for as purchases. The results of the acquisitions were included as of the date they were acquired. The total goodwill for the acquired companies was approximately $205,100. The following table outlines unaudited sales and operating income for the most recent date prior to the acquisition, and unaudited total assets at the most recent available date prior to acquisition, for each of the acquired companies.

Business Segment Company Acquired	Date	Sales	Operating Income	Total Assets	Type of Acquisition
		(in thousands)
Clinical Diagnostics:
Microm Laborgoräte GmbH	October 1999	$20,676	$1,112	$7,907	Asset
Lab Vision Corporation	August 2000	7,487	1,146	4,426	Stock
Consolidated Technologies, Inc	March 2000	7,782	2,888	6,100	Asset
Murex bacteriology latex agglutination product line of Abbott Laboratories	August 2000	20,461	10,026	N/A	Asset
The thyroid and coagulation product line of Axis Shield	September 2000	4,507	2,174	N/A	Asset

Labware and Life Sciences:
Robbins Scientific Corporation	October 1999	19,601	4,088	9,876	Stock
Versi Dry® product line of National Packaging Services Corporation	February 2000	2,494	1,300		Asset
Sun International	February 2000	5,818	(270)	2,269	Asset
Genevac Limited	May 2000	10,624	1,082	4,165	Stock
Genevac Inc	May 2000	1,626	—	N/A	Stock

2003

Subsequent to September 30, 2002, the Company completed two acquisitions for cash. The following unaudited table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

Business Segment Company Acquired	Date	Sales	Operating Income	Total Assets	Type of Acquisition
		(in thousands)
Clinical Diagnostics:
Neomarkers	October 2002	$4,000	$2,500	$1,800	Stock
Opus	October 2002	2,000	1,000	600	Stock

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations:

Divestiture

During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. (“VPT”). The decision was made following a slow-down in the telecommunications industry, in which VPT targets a majority of its products, and as a result, the business no longer meets the Company’s strategic requirements. In connection with the discontinuance of this business we incurred a one-time charge of $13,200, net of income tax benefit of $7,600 related to the write down of net assets to their estimated realizable value. The decision to sell VPT represents a disposal of long-lived assets and disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated. In the event the Company ultimately disposes of VPT for an amount less than the carrying value of the business, an additional charge will be recognized upon disposal. For business reporting purposes, VPT was previously classified in the clinical diagnostics business segment. Operating results from VPT were as follows:

	Year Ended September 30,
	2002	2001
Net Sales	$3,982	$15,372
Gross Profit	544	3,127
Pretax income (loss)	(1,370)	1,610
Income tax benefit (expense)	497	(620)
Net income (loss)	(873)	990

Assets and liabilities of VPT were as follows:

	September 30,
	2002	2001
Current assets	$3,771	$6,296
Property, plant and equipment, net	817	912
Intangible assets	—	21,023
Total assets	5,436	29,083
Current liabilities	305	2,630
Total liabilities	305	2,630

Distribution

On November 8, 2000, the Company announced that it had declared a pro rata distribution (or spin-off) to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (the “Spin-Off”). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. (“SDS”) common stock for every three shares of Apogent common stock they owned. These consolidated financial statements have reclassified SDS and its affiliates to discontinued operations. On December 11, 2000 the Spin-Off was completed. No proceeds were received by the Company in connection with the Spin-Off. For 2001 the Company has included a net loss of $11,800 from discontinued operations. The net loss included transaction expenses of $12,500 relating to the Spin-Off of SDS. Revenues and net income from SDS through the date of the Spin-Off (December 11, 2000) were $67,400 and $638, respectively, and offset the transaction expenses. Income included in discontinued operations for 2000 and 1999 was $41,597 and $47,844, respectively. SDS issued its own financial statements as of September 30, 2000.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, these consolidated financial statements have classified SDS and its affiliates to discontinued operations. SDS now owns and operates what were formerly the professional dental, orthodontics and infection control products business segments.

6.    Property, Plant and Equipment

Major classifications of property, plant and equipment at September 30, 2002 and 2001 are as follows:

	2002	2001
Land and land improvements	$13,279	$13,067
Buildings and building improvements	119,368	102,856
Machinery and equipment	369,996	291,564
Construction in progress	22,930	18,755

	525,573	426,242
Less: Accumulated depreciation	(254,680)	(202,555)

	$270,893	$223,687

7.    Intangible Assets

The Company adopted Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on October 1, 2001. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually. The Company has performed its initial impairment tests as well as its initial annual impairment test and the results indicate no circumstances of impaired goodwill. The following table reconciles reported amounts to that which would have been reported if the current method of accounting was used for the fiscal years ended September 30, 2001, 2000, 1999, and 1998:

	Year Ended September 30,
	2001(a)	2000	1999	1998
Income before extraordinary items:
Reported income before extraordinary items	$98,047	$128,321	$125,376	$76,043
Add back: goodwill amortization, net of tax	22,363	19,605	12,813	11,095

Adjusted income before extraordinary items	$120,410	$147,926	$138,189	$87,138

Net income:
Reported net income	$95,941	$128,321	$142,547	$76,043
Add back: goodwill amortization, net of tax	22,363	19,605	12,813	11,095

Adjusted net income	$118,304	$147,926	$155,360	$87,138

Basic earnings per common share:
Reported earnings per share	$0.91	$1.23	$1.38	$0.74
Add back: goodwill amortization, net of tax	0.21	0.19	0.12	0.11

Adjusted basic earnings per common share	$1.12	$1.42	$1.50	$0.85

Diluted earnings per common share:
Reported fully diluted earnings per share	$0.89	$1.20	$1.34	$0.72
Add back: goodwill amortization, net of tax	0.21	0.18	0.12	0.10

Adjusted Diluted earnings per common share	$1.10	$1.38	$1.46	$0.82

(a) Historical reported 2001 amounts have been adjusted to reflect the disposal of VPT

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of SFAS 142, the Company is no longer amortizing approximately $1,029,591 of goodwill as of September 30, 2002. As a result of current year acquisitions and subsequent payments made in relation to prior year acquisitions, the Company added approximately $113 million to intangibles and goodwill since September 30, 2001 (approximately $43 million to goodwill and $70 million to amortizable intangible assets). Deferred financing fees paid in connection with the October 2001 convertible debt offering increased other intangible assets by $8.1 million. In addition, the Company included approximately $21 million in goodwill and intangibles in with the calculation of the estimated loss on sale of VPT and reduced goodwill by $6 million as a result of a return of the purchase price for a prior year acquisition as a result of the settlement of certain liabilities.

Intangible assets are as follows:

	September 30,		Weighted Average Life
	2002	2001
Amortizable intangible assets
Proprietary technology	$91,571	$109,376	12.10
Trademarks	80,402	58,894	23.19
Patents	34,092	28,547	15.26
Licenses	17,798	10,703	21.30
Drawings	11,754	11,486	29.40
Non-compete agreements	16,316	13,240	4.72
Other	37,022	10,611	13.44
Less: Accumulated amortization	(75,433)	(53,389)

Net amortizable intangible assets	213,522	189,468
Unamortizable intangible assets (goodwill)	1,029,591	950,866

	$1,243,113	$1,140,334

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets by business segment at September 30, 2002 were as follows:

	Clinical Diagnostics	Labware & LifeSciences	Laboratory Equipment	Consolidated
Proprietary technology	$68,705	$13,226	$9,640	$91,571
Less: Accumulated amortization	(20,645)	(4,664)	(1,951)	(27,260)

Net proprietary technology	48,060	8,562	7,689	64,311

Trademarks	16,053	53,103	11,246	80,402
Less: Accumulated amortization	(1,332)	(10,412)	(3,980)	(15,724)

Net trademarks	14,721	42,691	7,266	64,678

Patents	18,946	13,483	1,664	34,093
Less: Accumulated amortization	(3,600)	(2,427)	(629)	(6,656)

Net patents	15,346	11,056	1,035	27,437

Licenses	15,461	2,337	—	17,798
Less: Accumulated amortization	(3,970)	(167)	—	(4,137)

Net licenses	11,491	2,170	—	13,661

Drawings	—	454	11,300	11,754
Less: Accumulated amortization	—	(157)	(5,650)	(5,807)

Net drawings	—	297	5,650	5,947

Non-compete agreements	8,393	7,717	206	16,316
Less: Accumulated amortization	(4,132)	(4,344)	(160)	(8,636)

Net non-compete agreements	4,261	3,373	46	7,680

Other identifiable intangible assets(a)	7,439	12,979	—	20,418
Less: Accumulated amortization	(210)	(2,426)	—	(2,636)

Net other identifiable intangibles(a)	7,229	10,553	—	17,782

Net amortizable intangible assets(a)	$101,108	$78,702	$21,686	$201,496

Excess cost over net asset values acquired (goodwill)	$549,039	$394,738	$85,814	$1,029,591

Unamortizable intangible assets	$549,039	$394,738	$85,814	$1,029,591

Note (a): At September 30, 2002, Apogent Corporate Office had $16,604 of amortizable other identifiable assets and $4,578 of related accumulated amortization that was not allocated to any of the business segments.

Amortization expense relating to the existing identifiable intangibles assets for 2002 was $21,436 and for each of the next five years is expected to be $22,100, $20,700, $16,200, $14,300, and $13,500, respectively.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the year ended September 30, 2002 are as follows:

	Clinical Diagnostics	Labware & LifeSciences	Laboratory Equipment	Consolidated
Balance at September 30, 2001	$397,433	$375,280	$79,178	$851,891
Goodwill acquired during the year(a)	95,087	4,456	—	99,543
Reclassification of customer lists and workforce(b)	73,835	20,672	4,469	98,976
Goodwill written off related to disposal of VPT	(21,023)	—	—	(21,023)
Reduction in purchase price of prior year acquisition	—	(10,635)	—	(10,635)
Effect of change in foreign currencies	3,707	4,965	2,167	10,839

Balance at September 30, 2002	$549,039	$394,738	$85,814	$1,029,591

(a)	Includes effect of final purchase price allocation related to prior year acquisitions.
(b)
The Company reclassified certain customer lists amounting to $114,931 to goodwill in accordance with SFAS 142. These amounts were determined to be inseparable from the underlying businesses to which they relate.

8.    Long-Term Debt

Long-term debt at September 30, 2002 and 2001 consists of the following:

	2002	2001
Revolving Credit Facility	$—	$208,500
8% Senior Notes, net of discount	323,685	323,580
2.25% Senior Convertible Contingent Debt	300,000	—
Sellers’ Notes	24,656	103,685
Sale/Leaseback Obligation	11,416	11,734
Capital leases and other	615	9,931

	660,372	657,430
Less: Current portion of long-term debt	(25,352)	(73,642)
	$635,020	$583,788

Securities Lending Agreement	$60,183	$55,072

Credit Agreements:    Until December 11, 2000, the Company and its principal domestic subsidiaries (including certain subsidiaries of SDS) were parties to a credit agreement (as amended, the “Previous Credit Agreement”) with The Chase Manhattan Bank (“Chase”) and certain other lenders providing for a term A loan facility of $300,000 (the “Tranche A Term Loan Facility”), a term B loan facility (the “Tranche B Term Loan Facility”) and a revolving credit facility of up to $600,000 (the “Previous Revolving Credit Facility”). In connection with the Spin-Off, on December 1, 2000, the Company entered into a new credit agreement (the “Credit Agreement”) with Chase and certain other lenders providing for a term loan of $300,000 (the “Term Loan Facility”) and a revolving credit facility of up to $500,000 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Borrowings under the Credit Facilities are unsecured. On December 11, 2000, the Company borrowed approximately $563,000 under the Credit Facilities and together with funds aggregating $375,000 (approximately $307,100, the amount equal to the outstanding amounts under the Previous Credit Agreement attributable to SDS on December 11, 2000 including accrued interest plus a cash dividend of $67,900 from SDS to the Company), used such funds to repay all of the outstanding amounts under the Previous Credit Agreement (including amounts attributable to SDS and accrued interest) aggregating $938,000.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility:    Borrowings under the Revolving Credit Facility mature on December 1, 2005. The Revolving Credit Facility provides for an annual interest rate at the option of the Company, equal to (a) ABR plus 0% to .375% (the “Revolving ABR Margin”) or (b) the Eurodollar Rates plus .375% to 1.375% (the “Revolving Loan Eurodollar Rate Margin”). In addition, the Company has a third option to set the rate by a competitive bid process among the parties to the Revolving Credit Facility (the “CAF”). The Company also pays a facility fee of .125% to .375% for all commitments from the lenders, whether drawn, or undrawn and pays a utilization fee of 0.25% per annum if more than 50% of the Revolving Credit Facility is drawn. The Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee depend upon the Company’s credit rating from S&P and Moody’s. Based upon the Company’s current credit rating, the Revolving ABR Margin, the Revolving Loan Eurodollar Rate Margin and the facility fee would be 0%, 0.8% and 0.2%, respectively. The Revolving Credit Facility also provides for a multi-currency sub-facility providing up to $100,000 in sub-commitments in non-dollar currencies. Terms and conditions on the multi-currency sub-facility are to be agreed upon between the Company and Chase and the lenders providing funding under such facility. The Company may not exceed a total of $500,000 in dollar and non-dollar commitments under this Revolving Credit Facility. The Revolving Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit on behalf of the Company’s subsidiaries as required in the ordinary course of business as part of the working capital line. There were no outstanding balances under the Revolving Credit Facility as of  September 30, 2002.

The Credit Agreement contains financial and operating covenants, including, among other things: restrictions on investments; requirements that the Company maintain certain financial ratios; restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined) in excess of $100,000 plus 50% of the defined consolidated net income of the Company for each fiscal quarter ending after September 30, 2000, less any dividends paid or other restricted payments made after September 30, 2000; and limitations on incurrence of additional indebtedness. The Company’s obligations under the Revolving Credit Facility are guaranteed by the Company’s material domestic subsidiaries.

Term Loan Facility:    Borrowings under the Term Loan Facility were paid in full from the proceeds of the Senior Notes Offering completed in April 2001.

8% Senior Notes:    On April 4, 2001 the Company issued $325,000 of unsecured senior notes in a private placement with exchange and registration rights, and in August 2001 we completed a registered exchange of the privately placed notes for similar notes that had been registered with the SEC. The notes were offered at a discount of approximately $1,469. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. The notes are redeemable by the Company at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption. The Company used the proceeds from the issuance to repay all of its Term Loan Facility ($300 million) and a portion of its Revolving Credit Facility. The notes are guaranteed by the Company’s material U.S. subsidiaries, which also guarantee the Company’s obligations under its Revolving Credit Facility.

Senior Convertible Contingent Debt:    On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. No contingent interest is payable during

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the six-month period from April 15, 2002 to October 14, 2002. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based upon specified factors including but not limited to the sale price of the Company’s common stock, trading prices of the CODES, maintenance of the Company’s credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of the Company’s U.S. subsidiaries guarantee the Company’s obligations under the CODES. The proceeds from the issuance were used to pay down the outstanding balance on our Revolving Credit Facility, and for general corporate purposes.

Sellers’ Notes:    In connection with certain acquisitions, the Company has issued notes payable to the related sellers. The notes bear interest of 5% to 6% and mature at various dates through July, 2003. Certain notes are redeemable by the holders, subject to certain time restrictions. The notes are unsecured, however in certain instances, some are guaranteed by a subsidiary of the Company.

Sale/Leaseback:    On December 22, 1988, the Company completed the sale and leaseback (the “Sale/Leaseback”) of its then principal domestic manufacturing and office facilities with an unaffiliated third party. The proceeds of $22,500 (net of approximately $1,100 in fees) were used to retire debt. The transaction has been accounted for as a financing for financial statement purposes and as a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

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

The Company has the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party (the “Third Party Offer”) at any time during the term of the leases. The purchase price upon exercise of the option will be an amount equal to the purchase price contained in the Third Party Offer. The Company also has the option to purchase the facilities, subject to complying with the notice provision in the leases, on any date between June 1, 2008 and May 31, 2009. The purchase price upon the exercise of the option is the greater of the fair market value of the leased premises or the sum of the landlord’s acquisition cost for the leased premises and any prepayment premiums that would be payable under the landlord’s financing for the premises.

In the event of a breach of certain covenants which include, subject to certain exceptions, restrictions on the Company’s and its subsidiaries’ incurrence of certain additional indebtedness, payment of dividends or the making of other distributions or the repurchase of the Company’s capital stock, or the creation of liens on their respective properties, the Company must cause each subsidiary to make a rejectable offer to the lessor to purchase its facility. If the lessor accepts the rejectable offer, each subsidiary will pay to the lessor a formula price based upon the lessor’s equity in the property and the lessor’s pre-payment premium to its lender. The Company may also be obligated to repurchase the property upon the occurrence of certain other events.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Lending Agreement:    On September 29, 1999, the Company purchased a United States Treasury Bond (“Treasury”) with a par value of $50,000, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company loaned the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company has received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. This securities lending transaction is related to the Company’s existing lending policy by fixing $50,000 of its floating rate debt. For a period of five years, the Company is obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. Thereafter, the Company is required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate shall not exceed the federal funds rate in effect as of the day of determination plus .25%) and the Company receives all distributions made on or in respect to the Treasury. This transaction is accounted for as a secured borrowing under Statement of Financial Accounting Standards No. 140.

Maturities of Long-Term Debt:    As of September 30, 2002, maturities of long-term debt, including capital leases, are as follows:

Fiscal
2003	$25,352
2004	704
2005	300,637
2006	650
2007	754
Thereafter	332,275

$660,372

9.    Lease Commitments

As of September 30, 2002, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 8, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

Fiscal	Capital	Operating
2003	$286	$12,298
2004	185	10,458
2005	89	9,324
2006	5	7,716
2007	—	7,035
Thereafter	—	23,224

	$565	$70,055

Less amounts representing interest	48

Present value of net minimum lease payments	517
Less current portion	255

Long-term obligations under capital leases	$262

Amortization of assets held under capital leases is included with depreciation expense.

Rental expense under operating leases was $14,428, $11,710, and $9,434, in 2002, 2001, and 2000, respectively.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Fair Market Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

8% Senior Notes and 2.25% Senior Convertible Contingent Debt (CODES):    The fair values of our issued debt securities were obtained from dealer quotes. The estimated fair market value of the 8% Senior Notes approximated the reported amount as of September 30, 2001. There were no CODES outstanding as of September 30, 2001.

	September 30, 2002		September 30, 2001
	Reported Amount	Estimated Fair Value	Reported Amount	Estimated Fair Value
8% Senior Notes	$323,685	$377,000	$323,580	$351,000
2.25% CODES	300,000	303,000	—	—
Sale/Leaseback:    The fair value was determined by estimating the interest rate at which the Company could refinance the Sale/Leaseback given the same maturity period.

	September 30, 2002		September 30, 2001
	Reported Amount	Estimated Fair Value	Reported Amount	Estimated Fair Value
Sale Leaseback	$11,416	$10,166	$11,734	$10,886

Foreign Exchange Contracts:    The Company enters into foreign exchange hedging contracts to hedge certain sales commitments and loans made to foreign subsidiaries denominated in foreign currencies. The purpose of the Company’s foreign currency-hedging activities is to protect the Company from the risk that the eventual cash flows resulting from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains and losses on contracts entered into to hedge sales commitments are included in net income as an adjustment to net sales. At September 30, 2002 and 2001, the Company had no foreign exchange option contracts with respect to sales commitments. At September 30, 2002, the Company had one foreign exchange option contract relating to loans made to purchase a foreign subsidiary.

Interest Rate Swaps:    The Company enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and five years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains and losses resulting from terminated interest rate swap agreements are deferred and recognized in net income over the shorter term of the remaining contractual life of the swap agreement or the remaining term of the debt underlying the swap agreement. If swap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as an adjustment to interest expense at the time of the termination. As of September 30, 2002, the Company has no interest rate swap agreements.

On December 11, 2000, the Company extinguished the variable rate long-term debt to which the then-existing swaps were designated and as a result the interest rate swaps ceased to be accounted for as hedges. On December 12, 2000, the Company sold the interest rate swaps for an aggregate gain of $1,055, net of tax. Upon

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the sale of the interest rate swaps, the Company reduced the unrealized gain recorded at October 1, 2000 in other comprehensive income to reflect the fair market value net of tax on the date of sale. Because these interest rate swaps were designated as a hedge against future variable rate interest payments and the extinguished debt, the gain continued to be carried in other comprehensive income and recognized as an adjustment to yield interest expense of the new credit facilities over the remaining term of the interest rate contract. As of September 30, 2002, the gains had been fully amortized. For 2002 and 2001, the Company recognized gains, net of tax of $440 and $619, respectively.

11.    Employee Benefit Plans

Pension and Other Postretirement Benefits:    The Company has defined benefit pension plans covering approximately 48 percent of its U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company’s funding policy is to generally make the minimum annual contributions required by applicable regulations. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for eligible retired employees, which are funded as costs are incurred. Certain employees who reached the age of 55 prior to January 1, 1996 will become eligible for postretirement health care only if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for both qualifying active and retired employees and their dependents. The postretirement health care plans for subsidiaries of the Company and certain divested operations are generally contributory, with retiree contributions adjusted annually. In 1986, the Company instituted a policy with respect to postretirement medical premiums whereby the Company’s contributions were frozen at the levels equal to the Company’s contribution on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

The following assumptions were used in determining the funded status of the Company’s defined benefit plans:

	2002	2001
Discount rate	7.25%	7.75%
Rate of increase in compensation levels	4.0%	4.0%
Expected long-term rate of return on assets	9.5%	10.0%

The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company’s postretirement plans:

	2002		2001
Discount rate	7.25%		7.75%
Average increase in medical costs	10	%(a)	5.5%

(a)
For measurement purposes, a 10 percent annual rate of increase in the Company-paid medical premiums for non-frozen groups was assumed for 2002, decreasing gradually to 5 percent in year 2007 and thereafter.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligations:
Obligations at beginning of year	$63,170	$51,009	$5,792	$4,457
Service cost	2,915	2,125	15	13
Interest cost	4,823	3,981	418	298
Actuarial loss (gain)	7,585	8,603	2,114	2,475
Benefit payments	(2,665)	(2,548)	(1,195)	(1,451)

Obligations at end of year	$75,828	$63,170	$7,144	$5,792
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$51,801	$50,483	$—	$—
Actual return on plan assets	(2,249)	1,250	—	—
Employer contributions	210	2,692	1,195	—
Benefit payments	(2,665)	(2,624)	(1,195)	—

Fair value of plan assets at end of year	$47,097	$51,801	$—	$—
Funded Status:
Funded status at end of year	$(28,731)	$(11,369)	$(7,144)	$(5,792)
Unrecognized transition (asset) obligation	—	(6)	—	—
Unrecognized prior service cost	123	145	—	—
Unrecognized (gain) loss	20,253	5,565	4,497	2,721

Net amount recognized at measurement date	(8,355)	(5,665)	(2,647)	(3,071)
Employer contribution paid after measurement date	2,932	—	—	—

Net amount recognized at end of year	$(5,423)	$(5,665)	$(2,647)	$(3,071)

The following table provides the amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Prepaid benefit cost	$—	$67	$—	$—
Accrued benefit liability	(19,042)	(5,732)	(2,647)	(3,071)
Intangible asset	123	—	—	—
Accumulated other comprehensive income	10,564	—	—	—

Net amount recognized at measurement date	(8,355)	(5,665)	(2,647)	(3,071)
Employer contribution paid after measurement date	2,932	—	—	—

Net amount recognized at September 30	$(5,423)	$(5,665)	$(2,647)	$(3,071)

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides disclosure of the net periodic benefit cost:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$2,915	$2,125	$2,032	$15	$13	$12
Interest cost	4,823	4,026	3,691	419	298	399
Expected return on plan assets	(4,858)	(4,940)	(4,509)	—	—	—
Amortization of transition (asset) obligation	(6)	12	107	—	—	—
Amortization of prior service cost	23	(1)	(52)	—	—	—
Amortization of net loss (gain)	3	(110)	65	128	—	—

Net periodic benefit cost	$2,900	$1,112	$1,334	$562	$311	$411

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of fair value of plan assets were $74,144, $64,934, and $45,941, respectively, as of September 30, 2002 and $2,907, $1,853, and $0, respectively, as of  September 30, 2001.

As a result of the cumulative benefit obligations of the Company’s pension benefit plans exceeding the fair market value of the plans' assets, the Company has recorded a $6,445 minimum liability, net of tax of $4,120, through a charge to equity during 2002. This charge is reflected as a reduction to other comprehensive income.

An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2002 by approximately $212 and $8, respectively.

Because the majority of the postretirement plans are remaining liabilities from certain divested operations and more than 85% of the 2002, 2001 and 2000 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $419, $298, and $399 in 2002, 2001, and 2000, respectively.

Savings Plans:    Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions made by the Company under the plans, net of forfeitures, were approximately $3,242, 3,079, and $2,770 for 2002, 2001, and 2000, respectively.

12.    Restructuring Charges

During 2002, the Company recorded a restructuring charge of approximately $7.2 million (approximately $4.4 million net of tax) for the consolidation of certain facilities, and discontinuance of certain product lines due to product rationalizations. The restructuring charge was classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $5.6 million related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities. The selling, general and administrative component of approximately  $1.3 million related to severance associated with non-production employees as well as certain lease terminations and other shut down costs. These charges are referred to as the “2002 Special Charges”.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity related to the 2002 Special Charges and its components are as follows (dollars in thousands):

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
2002 Restructuring charge	$1,500	$3,700	$400	$1,400	$200	$7,200
2002 Cash payments	(900)	—	—	(500)	—	(1,400)
2002 Non-cash charges	—	(3,700)	(400)	—	(200)	(4,300)

September 30, 2002 balance	$600	$—	$—	$900	$—	$1,500

(a)
Amount represents severance and termination costs for 126 terminated employees (primarily sales, marketing and manufacturing personnel). As of September 30, 2002, 78 employees have been terminated as a result of the restructuring plan.

(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

In September 2000, the Company recorded a restructuring charge of approximately $11,300 (approximately $7,500 after tax or $.07 per share on a diluted basis) for the consolidation of certain businesses, product rationalizations, changes in management structure and taxes associated with restructuring U.K. operations. The restructuring charge was classified as components of cost of sales (approximately $4,400 relating to the write-off of inventory, write-offs of fixed assets, certain lease terminations and severance associated with employees in production activities), selling, general and administrative expense of $5,800 and income tax expense of $1,000, related to the Company’s restructuring of its U.K. operations. Restructuring activity since its inception in September 2000 and its components are as follows:

	Severance(a)	Inventory(b)	Fixed Assets(b)	Lease Commitments(c)	Shut-down Costs(c)	Tax(d)	Other	Total
	(in thousands)
2000 Restructuring charge	$5,500	$2,100	$1,000	$500	$300	$1,000	$900	$11,300
2000 Cash payments	1,100	—	—	—	—	—	—	1,100
2000 Non-cash charges	—	2,100	1,000	—	—	—	800	3,900

September 30, 2000 balance	$4,400	$—	$—	$500	$300	$1,000	$100	$6,300
Adjustments(e)	600	—	—	—	—	—	—	600
2001 Cash payments	3,800	—	—	200	200	1,000	—	5,200
2001 Non-cash charges	—	—	—	—	100	—	100	200

September 30, 2001 balance	$1,200	$—	$—	$300	$—	$—	$—	$1,500
2002 Cash payments	850	—	—	300	—	—	—	1,150
2002 Non-cash credit	350	—	—	—	—	—	—	350

September 30, 2002 balance	$—	$—	$—	$—	$—	$—	$—	$—

(a)
Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of September 30, 2002, all employees have been terminated as a result of the restructuring plan.

(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d)	Amount represents income tax expense associated with the restructuring of our U.K. facilities.
(c)	Amount represents lease payments and shut down costs on exited facilities.
(e)	Amount represents an increase in the severance costs for 16 employees (primarily corporate personnel). These employees are included in the total 151 terminated employees referenced above.

13.    Commitments and Contingent Liabilities

Nalge Nunc International, a subsidiary of Apogent has been identified as a potentially responsible party (“PRP”) at the Aqua-Tech site in South Carolina (the “Aqua-Tech Site”) with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency (“EPA”) under the Comprehensive Environmental

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Our total expenses (including legal expenses) to date have been approximately $165,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. We are participating with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study, which will be used by the EPA to determine what remedy, if any, should be required at the site. A draft remedial investigation was submitted to the EPA in August 1999, and a draft baseline risk assessment was submitted in October 1999. After review of the draft remedial investigation, the EPA requested and obtained additional sampling work from the PRP group. The final remedial investigation was submitted in 2000, and the feasibility study is now expected to be completed in June 2003. Because the study, which involves extensive testing to characterize the existence, extent and nature of any contamination in order to determine potential remedies, has not yet been completed, an estimate of our potential liability cannot be made. Our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent; therefore, even though CERCLA does provide for joint and several liability, we believe that any ultimate liability will not have a material adverse effect on our results of operations or financial condition.

Applied Biotech, Inc. (“ABI”), a subsidiary in our clinical diagnostics business segment, formerly manufactured and supplied immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sold the tests to retailers who sell them over-the-counter to consumers. ABI supplied the product to Warner Lambert pursuant to a supply agreement that Warner Lambert claims required ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. The Unipath Diagnostics business, along with this lawsuit, were subsequently sold to Inverness Medical Switzerland GmbH (“Inverness”). Inverness (as Conopco’s successor) claims in the suit that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Inverness. ABI agreed to defend the lawsuit on behalf of Warner Lambert. In November 2000, the U.S. District Court granted a motion for summary judgment in favor of Warner Lambert and ABI, ruling that ABI’s product does not infringe the patents. The U.S. Court of Appeals vacated the summary judgment and held that the case should be returned to the trial court for further consideration. A Petition for Rehearing has been filed in the U.S. Court of Appeals. We believe, although there can be no assurance that, the resolution of this lawsuit will not have a material adverse effect on our results of operations or financial condition. Additionally, on October 15, 2002, Armkel, LLC sued Pfizer in the U.S. District Court for the District of New Jersey for patent infringement with respect to these same products. To date, ABI has not agreed to defend this lawsuit on behalf of Pfizer. ABI does not believe that it has an obligation to defend and indemnify Pfizer with respect to this lawsuit. Further, it believes that there are meritorious defenses to the patent claims.

The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, or the operation of businesses divested since the 1980’s for which certain subsidiaries may continue to have legal or contractual liability, including product liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. The Company believes that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future. The Company does not reduce legal or contractual liabilities for possible recoveries from insurance companies.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 30, 1999, the Company assigned its rights to receive in 2022 a Treasury with a par value of $50,000 to an unrelated third party. The third party has also agreed to assume any obligations for which the security has been pledged.

14.    Capital Stock

Stock Option Plans:    The Company has six stock option plans. As of September 30, 2002, there were options with respect to 4,986 shares of Common Stock outstanding under the 1988 Stock Option Plan (the “1988 Plan”), and there were no shares available for the granting of options under such plan; there were options with respect to 20,871 shares of Common Stock outstanding under the 1990 Stock Option Plan (the “1990 Plan”) and there were no shares remaining available for the granting of options under such plan; there were options with respect to 8,479,889 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the “1993 Plan”) and there were no shares remaining available for the granting of options under such plan; there were options with respect to 2,569,740 shares of Common Stock outstanding under the 2001 Equity Incentive Plan and there were 4,430,260 shares remaining available for granting options under such plan; there were options with respect to 403,893 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors’ Stock Option Plan (the “1994 Outside Directors’ Plan”), and there were no shares available for the granting of options under such plan; there were options with respect to 305,426 shares of Common Stock outstanding under the 1999 Outside Directors’ Stock Option Plan (the “1999 Outside Directors’ Plan”), and there were no shares remaining available for the granting of options under such plan.

On December 11, 2000, in connection with the Spin-Off of SDS, certain employees of SDS exchanged 1,320,515 outstanding options to purchase Apogent common stock for 2,331,214 options to purchase Sybron Dental Specialties, Inc. common stock. All remaining stock options (owned by remaining employees and directors of the Company) were adjusted by adjusting the exercise price and the number of shares subject to each such option to reflect the change in market value of the Company’s common stock resulting from the Spin-Off, so that the intrinsic value of the options (the spread between the market value and the exercise price of the option shares) after the Spin-Off was equal to their intrinsic value immediately prior to the Spin-Off. The spread on options for fractional shares resulting from the exchange or adjustment was paid in cash. As a result of these exchanges and adjustments, the number of outstanding employee and director stock options increased by 1,449,749 and the average exercise price decreased by approximately $3.80.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in stock options outstanding are as follows:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at September 30, 1999	9,027,771	$6.06—$26.75	$17.88
Granted	764,040	$22.00—$32.00	$24.05
Exercised	(1,167,775)	$6.06—$26.75	$10.79
Canceled and available for reissue	(230,378)	$11.54—$26.75	$24.13

Options outstanding at September 30, 2000	8,393,658	$6.36—$32.00	$19.27
Effect on outstanding options from Spin-Off of SDS	1,449,749
Granted	953,443	$21.58—$24.52	$22.69
Exercised	(706,522)	$5.10—$21.46	$9.29
Canceled and available for reissue	(151,880)	$12.31—$25.67	$20.47

Options outstanding at September 30, 2001	9,938,448	$5.10—$24.84	$17.10
Granted	3,111,640	$19.20—$25.10	$25.01
Exercised	(1,082,688)	$5.10—$22.24	$8.15
Canceled and available for reissue	(127,745)	$18.40—$25.10	$22.87

Options outstanding at September 30, 2002	11,839,655	$5.10—$25.10	$19.95

Options exercisable at September 30, 2002	7,122,027	$5.10—$25.10	$17.12

Options available for grant at September 30, 2002	4,430,260

The range of exercise prices for options outstanding at September 30, 2002 was $5.10 to $25.10. The range of exercise prices for options is wide due to the increasing price of the Company’s stock (upon which the exercise price is based) over the period of the grants.

The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 2002:

Range of Exercise Prices	Options Outstanding			Options Outstanding and Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 5.01-$10.00	1,608,330	2.3	$7.31	1,608,330	$7.31
$10.01-$15.00	168,881	4.0	$12.33	168,881	$12.33
$15.01-$20.00	4,342,315	5.7	$19.47	4,157,270	$19.52
$20.01-$25.00	3,192,389	8.0	$23.30	1,076,946	$22.43
$25.01-$30.00	2,527,740	9.3	$25.10	110,600	$25.10

1988, 1990 and 1993 Plans

No options may be granted under the plans after ten years from the date the plans are approved by the shareholders of the Company. Options granted pursuant to the plans shall be either incentive options, which are intended to meet the requirements of section 422 of the Code, or nonstatutory options. The exercise price of the options is determined by the Compensation Committee. The exercise price of any incentive option shall not be less than the fair market value per share of the Common Stock on the date of the grant of such option. An optionee under the plans must pay the full option price of an option either (a) in cash or its equivalent, (b) with

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Compensation Committee’s consent, by delivering previously acquired shares of Common Stock having a fair market value at the time of the exercise equal to the total option price, (c) with the Compensation Committee’s consent, by a cashless exercise as permitted under The Federal Reserve Board’s Regulation T, or (d) in any combination of the foregoing.

In general, options granted under the 1990 Plan after May 14, 1992, and under the 1993 Plan, vest in equal annual installments on each of the first four anniversaries following the date of grant. The Company made significant management changes in connection with the Spin-Off, including a change in the Chief Executive Officer, Chief Financial Officer and General Counsel. The Board of Directors and the Compensation Committee amended certain stock options previously granted to each of the executive officers so replaced to provide for the vesting of any unvested portion of the options granted to each of them in April of 1998. These options were also amended to provide for a five-year period (rather than a three month period) to exercise the options after termination of employment. The amendments to these options had no earnings impact because the options had no intrinsic value (i.e. there was no positive spread between the market price and exercise price of the option shares) at the time of the amendment.

Outside Directors’ Plans

The 1994 Outside Directors’ Plan provided for the automatic granting of nonstatutory stock options to those of the Company’s directors who qualified as “outside directors” at the time of grant. Following each annual meeting of shareholders prior to September 30, 1998, the plan’s expiration date, each outside director was automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the 1994 Outside Directors’ Plan became exercisable six months after the date of grant, regardless of whether the grantee was still a director of the Company on such date. All rights to exercise an option granted under the 1994 Outside Directors’ Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee’s spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

The 1999 Outside Directors’ Plan provided for the automatic granting of nonstatutory stock options to those of the Company’s directors who qualified as “outside directors” at the time of grant. Following each annual meeting of shareholders beginning in 1999, when the plan was approved by the shareholders, until the annual meeting of shareholders in 2002, when the 2001 Equity Incentive Plan was approved by the shareholders and replaced the 1999 Outside Directors’ Plan as to future grants, each outside director was automatically granted an option to purchase 12,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the 1999 Outside Directors’ Plan is exercisable immediately upon grant. All rights to exercise an option granted under the 1999 Outside Directors’ Plan terminate upon the earlier of ten years from the date of grant or two years from the date the grantee ceases to be a director of the Company. The exercise price must be paid in full at the time of exercise, and such payment may be made in cash, by delivering shares of Common Stock which the optionee or the optionee’s spouse or both have beneficially owned for at least six months prior to the time of exercise, or through a combination of cash and such delivered Common Stock.

2001 Equity Incentive Plan

On December 7, 2001, the Board of Directors approved and adopted the Apogent Technologies Inc. 2001 Equity Incentive Plan and on January 28, 2002 the shareholders approved the plan. The Equity Incentive Plan

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

replaces the 1993 Plan and the 1999 Outside Directors’ Plan as to future grants and awards. The principal objectives of the Equity Incentive Plan are to promote the success and enhance the value of the Company by linking the personal interests of participants to those of Company shareholders and providing participants with annual and long-term incentives for outstanding performance. Options granted pursuant to this plan may be either incentive options, which are intended to meet the requirements of section 422 of the code, or nonstatutory options. The exercise price of the options is determined by the Compensation Committee. The exercise price of any incentive option shall not be less than the fair market value per share of the Common Stock on the date of the grant of such option. An optionee under the plans must pay the full option price of an option either (a) in cash or its equivalent, (b) with the Compensation Committee’s consent, by delivering previously acquired shares of Common Stock having a fair market value at the time of the exercise equal to the total option price, (c) with the Compensation Committee’s consent, by a cashless exercise as permitted under The Federal Reserve Board’s Regulation T, or (d) in any combination of the foregoing. In general, options granted to employees vest over a four-year period following the date of grant, and options granted to directors vest immediately.

The Company has adopted the provisions of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	2002	2001	2000
Pro forma net income	$108,760	$84,057	$116,847
Basic pro forma earnings per share	1.02	0.80	1.12
Diluted pro forma earnings per share	1.00	0.78	1.09

The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Volatility	27.29%	35.80%	35.0%
Risk-free interest rate	3.69%	5.66%	6.50%
Expected holding period	8.0 years	7.8 years	7.8 years
Dividend yield	0%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted in 2002, 2001, and 2000 was $10.25, $9.25, and $14.54, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Employee Stock Purchase Plan

On January 28, 2002, the shareholders approved the Company’s Employee Stock Purchase Plan (ESPP). The ESPP consists of a series of overlapping 6-month offering periods. Eligible employees may purchase

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company Common Stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Common Stock at the beginning of each offering period or end of such period. Participation is limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. As of September 30, 2002, 1,600,000 shares of Common Stock were authorized and 1,557,777 shares are available for future issuance under the ESPP.

Equity Rights:    As of September 30, 2002, the Company holds 220 shares of treasury stock for delivery to equity right holders who have not yet surrendered their certificates. Equity right holders are entitled to receive 4.375 shares of Common Stock upon surrender of such certificates.

15.    Segment Information

The Company’s operating subsidiaries are engaged in the manufacture and sale of laboratory products in the United States and other countries. The Company’s products are categorized in the business segments of: clinical diagnostics; labware and life sciences; and laboratory equipment. A description of the business segments follows:

Our clinical diagnostics business segment manufactures and sells products primarily to clinical and commercial laboratories and to scientific research and industrial customers. These products are used in a number of diagnostic applications—specimen collection, specimen transportation, drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, glucose tolerance testing, and clinical diagnostic liquid standards, among others. Diagnostic applications include anatomical pathology (histology and cytology) and immunohistochemistry, with an emphasis on cancer applications. Products include:

■	microscope slides, cover glass, glass tubes and vials;

■	stains and reagents;

■	histology and immunochemistry instrumentation;

■	diagnostic test kits;

■	sample vials used in diagnostic testing;

■	culture media;

■	diagnostic reagents;

■	other products used in detecting causes of various infections, diseases, conditions, and therapeutic drugs or drugs of abuse; and

■	thin glass for watch crystals, cosmetic mirrors, precision and coated glass used in various optic applications.

Our labware and life sciences business segment manufactures, distributes and sells products primarily to the research and clinical life sciences industries. Applications of these products include general everyday laboratory uses as well as genomics, proteomics, high-throughput screening for drug discovery, combinatorial chemistry, cell culture, filtration, and liquid handling. In addition, a division within this segment manufactures and sells plastic bottles and containers to the consumer market primarily for outdoor sporting uses. Products in this business segment include:

■	reusable plastic and glass products (e.g., bottles, carboys, graduated ware, beakers and flasks);

■	disposable plastic and glass products;

■	products for critical packaging applications;

■	environmental and safety containers;

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

■	instruments used in drug discovery;

■	autosampler vials and seals used in chromatography analysis; and

■
various consumable products for use in applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling, genomics, and high-throughput screening for pharmaceutical drug discovery.

Our laboratory equipment business segment manufactures basic laboratory equipment needed by medical, pharmaceutical, and scientific laboratories. Applications of these products include heating, cooling, shaking, stirring, mixing, and temperature control as well as precision temperature measurement and water purification and production. The products include:

■
heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers, and cryogenic storage apparatus;

■	systems for producing ultra pure water;

■	bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research;

■	solvent evaporation technology;

■	constant temperature equipment including refrigerators/freezers, ovens, water baths, and environmental chambers; and

■	furnaces and fluorometers, spectrophotometers, and strip chart recorders.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inter-business segment sales are not material. Information on these business segments is summarized as follows:

	Clinical Diagnostics	Labware and Life Sciences	Laboratory Equipment	Eliminations	Total
2002
Revenues:
External customer	$514,342	$439,345	$120,932	$—	$1,074,619
Intersegment	6,473	1,032	385	(7,890)	—
Total revenues	520,815	440,377	121,317	(7,890)	1,074,619
Gross profit	247,435	226,339	54,009	—	527,783
Selling general and administrative	114,647	125,839	31,355	—	271,841
Operating income	132,787	100,501	22,654	—	255,942
Depreciation and amortization	27,145	24,571	5,063	—	56,779
Interest income	653	392	78	—	1,123
Interest expense	19,595	(17,655)	(4,561)	—	(2,621)
Segment assets	1,037,994	818,503	182,176	—	2,038,673
Expenditures for property, plant and equipment	31,188	30,700	3,670	—	65,558

2001
Revenues:
External customer	469,438	385,810	126,919	—	982,167
Intersegment	6,973	1,273	1,273	(9,519)	—
Total revenues	476,411	387,083	128,192	(9,519)	982,167
Gross profit	233,897	200,349	56,751	—	490,997
Selling general and administrative	119,931	113,898	34,042	—	267,871
Operating income	113,966	86,451	22,709	—	223,126
Depreciation and amortization	38,684	30974	7,637	—	77,295
Interest income	675	277	90	—	1,042
Interest expense	20,264	23,220	6,525	—	50,009
Segment assets	914,791	728,079	185,360	—	1,828,230
Expenditures for property, plant and equipment	24,724	24,523	2,852	—	52,099

2000
Revenues:
External customer	420,150	350,054	103,416	—	873,620
Intersegment	3,371	845	890	(5,106)	—
Total revenues	423,521	350,899	104,306	(5,106)	873,620
Gross profit	207,880	182,185	44,622	—	434,687
Selling general and administrative	109,706	107,439	24,553	—	241,698
Operating income	98,174	74,746	20,069	—	192,989
Depreciation and amortization	32,583	27,509	6,055	—	66,147
Interest income	535	260	37	—	832
Interest expense	10,590	31,238	8,978	—	50,806
Segment assets	868,750	585,139	190,374	—	1,644,263
Expenditures for property, plant and equipment	19,005	21,579	1,883	—	42,467

(a)	Includes the elimination of intercompany and corporate office activity.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

	2002	2001	2000
Net Sales:
United States:
Customers	$768,357	$723,129	$650,693
Inter-geographic	73,810	64,035	55,616

	842,167	787,164	706,309

Europe:
Customers	189,980	160,522	135,977
Inter-geographic	56,473	38,271	28,059

	246,453	198,793	164,036

All other areas:
Customers	116,282	98,516	86,950
Inter-geographic	28,370	22,187	8,934

	144,652	120,703	95,884
Inter-geographic sales	(158,653)	(124,493)	(92,609)

Total net sales	$1,074,619	$982,167	$873,620

Net Property:
United States	$204,815	$177,834	$168,472
Europe	64,847	44,911	38,766
All other areas	1,231	942	856

Total net property	$270,893	$223,687	$208,094

Major customer information:

During 2002, 2001, and 2000, one customer, Fisher Scientific, accounted for 10% or more of the Company’s net revenues. During 2002, another customer, VWR, accounted for 10% or more of the Company’s net revenues. The table below lists by segment the 2002, 2001 and 2000 sales to Fisher Scientific and the 2002 sales to VWR.

	Fisher Scientific			VWR
	2002	2001	2000	2002
Clinical Diagnostics	$48,649	$35,214	$36,897	$12,229
Labware and Life Sciences	70,494	61,579	60,818	83,812
Laboratory Equipment	21,760	23,937	22,189	17,187

Total	$140,903	$120,730	$119,904	$113,228

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Forth Quarter	Total Year
2002
Net sales
Clinical Diagnostics	$117,521	$128,191	$134,955	$133,675	$514,342
Labware and Life Sciences	96,102	109,424	114,785	119,034	439,345
Laboratory Equipment	29,564	28,627	30,960	31,781	120,932

	$243,187	$266,242	$280,700	$284,490	$1,074,619

Gross profit	$118,735	$129,933	$137,477	$141,638	$527,783

Income from continuing operations	30,089	32,606	36,174	36,353	135,222
Discontinued operation	(122)	(13,654)	(101)	(196)	(14,073)
Income before extraordinary items	29,967	18,952	36,073	36,157	121,149

Net income	$29,967	$18,952	$36,073	$36,157	$121,149

Basic income per common share:
Income from continuing operations	$0.28	$0.31	$0.34	$0.34	$1.27
Discontinued operation	—	(0.13)	—	—	(0.13)
Net income per common share	0.28	0.18	0.34	0.34	1.14
Diluted income per common share:
Income from continuing operations	$0.28	$0.30	$0.33	$0.33	$1.24
Discontinued operation	—	(0.13)	—	—	(0.13)
Net income per common share	0.28	0.17	0.33	0.33	1.11

2001
Net sales
Clinical Diagnostics	$108,366	$117,106	$121,789	$122,177	$469,438
Labware and Life Sciences	81,868	93,181	104,400	106,361	385,810
Laboratory Equipment	30,259	33,198	32,464	30,998	126,919

	$220,493	$243,485	$258,653	$259,536	$982,167

Gross profit	$108,708	$123,305	$128,497	$130,487	$490,997

Income from continuing operations	21,927	29,703	27,706	29,563	108,899
Discontinued operation	(10,726)	(351)	397	(172)	(10,852)
Income before extraordinary items	11,201	29,352	28,103	29,391	98,047
Extraordinary items	(745)	—	(1,361)	—	(2,106)

Net income	$10,456	$29,352	$26,742	$29,391	$95,941

Basic income per common share:
Income from continuing operations	$0.21	$0.28	$0.26	$0.28	$1.03
Discontinued operation	(0.10)	—	—	—	(0.10)
Extraordinary items	(0.01)	—	(0.01)	—	(0.02)
Net income per common share	0.10	0.28	0.25	0.28	0.91
Diluted income per common share:
Income from continuing operations	$0.20	$0.28	$0.26	$0.27	$1.01
Discontinued operation	(0.09)	—	—	—	(0.10)
Extraordinary items	(0.01)	—	(0.01)	—	(0.02)
Net income per common share	0.10	0.27	0.25	0.27	0.89

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Condensed Consolidating Financial Information

The Company’s material U.S. subsidiaries are guarantors to its Revolving Credit Facility and 8% Senior Notes. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below are the condensed consolidating balance sheets as of September 30, 2002 and 2001, and statements of operations and statements of cash flows for the years ended September 30, 2002, 2001 and 2000 of Apogent Technologies Inc. and its subsidiaries, reflecting the subsidiary guarantees for the Revolving Credit Facility and the 8% Senior Notes.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

	As of September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$19,889	$—	$3,991	$(7,553)	$16,327
Accounts receivable, net	—	148,637	38,313	—	186,950
Inventories, net	1,263	157,386	51,413	(6,065)	203,997
Other current assets	20,703	12,098	6,954	(503)	39,252

Total current assets	41,855	318,121	100,671	(14,121)	446,526
Property, plant and equipment, net	12,592	193,008	65,293	—	270,893
Intangible assets	12,025	994,596	236,492	—	1,243,113
Investment in subsidiaries	2,090,958	57,712	(1,185)	(2,147,485)	—
Other assets	64,018	10,561	974	—	75,553

Total assets	$2,221,448	$1,573,998	$402,245	$(2,161,606)	$2,036,085

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$316	$49,178	$11,838	$(7,553)	$53,779
Short-term debt and current portion of long-term debt	—	25,336	10,656	—	35,992
Income taxes payable	45,102	—	10,240	(2,278)	53,064
Accrued expenses and other current liabilities	32,603	26,574	14,389	—	73,566

Total current liabilities	78,021	101,088	47,123	(9,831)	216,401

Long-term debt	—	634,995	25	—	635,020
Securities lending agreement	60,183	—	—	—	60,183
Deferred income taxes	116,568	1,190	14,342	—	132,100
Other liabilities	12,525	3,284	1,434	—	17,243
Net intercompany payable/(receivable)	748,402	(960,623)	216,305	(4,084)	—
Commitments and contingent liabilities					—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,070	—	—	—	1,070
Equity rights	—	—	—	—	—
Additional paid-in-capital	251,210	2,070,551	78,793	(2,128,872)	271,682
Retained earnings (deficit)	991,114	(269,931)	50,547	(22,939)	748,791
Other comprehensive income	(17,659)	(6,556)	(6,324)	4,120	(26,419)
Treasury stock (at cost)	(19,986)	—	—	—	(19,986)

Total shareholders’ equity	1,205,749	1,794,064	123,016	(2,147,691)	975,138

Total liabilities and shareholders’ equity	$2,221,448	$1,573,998	$402,245	$(2,161,606)	$2,036,085

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2001
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,145	$—	$10,699	$(5,652)	$9,192
Accounts receivable, net	—	146,981	36,297	—	183,278
Inventories, net	1,263	136,906	33,335	(4,068)	167,436
Other current assets	14,099	13,458	5,969	(406)	33,120

Total current assets	19,507	297,345	86,300	(10,126)	393,026
Property, plant and equipment, net	9,553	169,032	45,102	—	223,687
Intangible assets	7,003	913,651	219,680	—	1,140,334
Investment in subsidiaries	1,593,800	46,461	—	(1,640,261)	—
Other assets	58,605	11,543	885	—	71,033

Total assets	$1,688,486	$1,438,032	$351,967	$(1,650,387)	$1,828,080

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$787	$46,802	$11,885	$(5,652)	$53,822
Short-term debt and current portion of long-term debt	378	73,228	36	—	73,642
Income taxes payable	33,432	—	6,638	(1,323)	38,747
Accrued expenses and other current liabilities	32,873	28,603	14,968	—	76,444

Total current liabilities	67,470	148,633	33,527	(6,975)	242,655

Long-term debt	—	583,765	23	—	583,788
Securities lending agreement	55,072	—	—	—	55,072
Deferred income taxes	68,264	20,778	12,031	—	101,073
Other liabilities	3,231	2,453	1,318	—	7,002
Net intercompany payable/(receivable)	375,705	(599,911)	224,169	37	—
Commitments and contingent liabilities					—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,059	—	—	—	1,059
Equity rights	—	—	—	—	—
Additional paid-in-capital	234,166	1,561,854	80,265	(1,621,648)	254,637
Retained earnings (deficit)	880,299	(279,540)	48,684	(21,801)	627,642
Other comprehensive income	3,202	—	(48,050)	—	(44,848)
Treasury stock (at cost)	—	—	—	—	—

Total shareholders’ equity	1,118,726	1,282,314	80,899	(1,643,449)	838,490

Total liabilities and shareholders’ equity	$1,688,468	$1,438,032	$351,967	$(1,650,387)	$1,828,080

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

	For the Year Ended September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$923,138	$227,553	$(76,072)	$1,074,619
Cost of sales	—	487,016	133,895	(74,075)	546,836

Gross profit	—	436,122	93,658	(1,997)	527,783
Selling, general and administrative expenses	26,717	186,001	59,123	—	271,841

Operating income	(26,717)	250,121	34,535	(1,997)	255,942
Other income (expense):
Interest expense	—	(40,630)	(57)	—	(40,687)
Other, net	(5,455)	3,427	57	—	(1,971)

Income before income taxes and discontinued operation	(32,172)	212,918	34,535	(1,997)	213,284
Income taxes	(13,496)	78,780	12,778	—	78,062

Income from continuing operations	(18,676)	134,138	21,757	(1,997)	135,222
Loss from discontinued operation	—	(14,073)	—	—	(14,073)

Net income	$(18,676)	$120,065	$21,757	$(1,997)	$121,149

	For the Year Ended September 30, 2001
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$855,173	$180,649	$(53,655)	$982,167
Cost of sales	—	441,652	102,926	(53,408)	491,170

Gross profit	—	413,521	77,723	(247)	490,997
Selling, general and administrative expenses	24,947	195,770	47,154	—	267,871

Operating income	(24,947)	217,751	30,569	(247)	223,126
Other income (expense):
Interest expense	—	(48,773)	75	—	(48,698)
Other, net	3,654	1,951	(884)	—	4, 721

Income before income taxes, discontinued operations and extraordinary item	(21,293)	170,929	29,760	(247)	179,149
Income taxes	(4,005)	63,244	11,011	—	70, 250

Income from continuing operations before extraordinary item	(17,288)	107,685	18,749	(247)	108,899
Discontinued operations	(11,824)	972	—	—	(10,852)

Income before extraordinary item	(29,112)	108,657	18,749	(247)	98,047
Extraordinary item	(2,106)	—	—	—	(2,106)

Net income	$(31,218)	$108,657	$18,749	$(247)	$95,941

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended September 30, 2000
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$770,363	$147,628	$(44,371)	$873,620
Cost of sales	—	394,785	87,533	(43,385)	438,933

Gross profit	—	375,578	60,095	(986)	434,687
Selling, general and administrative expenses	9,563	195,614	36,521	—	241,698

Operating income	(9,563)	179,965	23,573	(986)	192,989
Other income (expense):
Interest expense	(78)	(43,888)	(5,484)	—	(49,450)
Other, net	776	1,439	(1,429)	—	786

Income before income taxes and discontinued operations	(8,865)	137,516	16,660	(986)	144,325
Income taxes	(2,595)	51,859	8,624	(287)	57,601

Income from continuing operations	(6,270)	85,657	8,036	(699)	86,724
Discontinued operations	41,597	—	—	—	41,597

Net income	$35,327	$85,657	$8,036	$(699)	$128,321

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

	For the Year Ended September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$26,319	$155,782	$11,675	$—	$193,776

Cash flows from investing activities:
Capital expenditures	(9,413)	(34,955)	(20,888)	—	(65,256)
Proceeds from sales of property, plant and equipment	2,981	—	2,026	—	5,007
Net payments for businesses acquired	—	(139,735)	—	—	(139,735)

Net cash used in investing activities	(6,432)	(174,690)	(18,862)	—	(199,984)

Cash flows from financing activities:
Proceeds from long-term debt	—	658,500	—	—	658,500
Principal payments on long-term debt	—	(646,089)	—	—	(646,089)
Proceeds from the exercise of stock options	10,293	—	—	—	10,293
Other	(13,811)	(8,259)	—	—	(22,070)

Net cash (used in) provided by financing activities	(3,518)	4,152	—	—	634
Effect of exchange rate on cash and cash equivalents	(625)	12,855	479	—	12,709

Net increase (decrease) in cash and cash equivalents	15,744	(1,901)	(6,708)	—	7,135
Cash and cash equivalents at beginning of year	4,145	(5,652)	10,699	—	9,192

Cash and cash equivalents at end of year	$19,889	$(7,553)	$3,991	$—	$16,327

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$39,350	$341	$—	$39,691

Income taxes	$31,010	$—	$8,503	$—	$39,513

Capital lease obligations incurred	$—	$334	$—	$—	$334

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	For the Year Ended September 30, 2001
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows (used by) provided by operating activities	$(53,740)	$223,879	$12,035	$—	$182,174

Cash flows from investing activities:
Capital expenditures	(8,320)	(34,836)	(9,745)	—	(52,901)
Proceeds from sales of property, plant and equipment	10,212	2,076	169	—	12,457
Net cash inflow from SDS	46,394	—	—	—	46,394
Net payments for businesses acquired	—	(161,208)	(2,311)		(163,519)

Net cash provided by (used in) investing activities	48,286	(193,968)	(11,887)	—	(157,569)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,158,008	—	—	1,158,008
Principal payments on long-term debt	—	(1,184,273)	(41)	—	(1,184,314)
Proceeds from the exercise of stock options	6,631	—	—	—	6,631
Other	(4,118)	(6,721)	—	—	(10,839)

Net cash provided by (used in) financing activities	2,513	(32,986)	(41)	—	(30,514)
Effect of exchange rate on cash and cash equivalents	—	—	2,690		2,690

Net (decrease) increase in cash and cash equivalents	(2,941)	(3,075)	2,797	—	(3,219)
Cash and cash equivalents at beginning of year	7,086	(2,577)	7,902	—	12,411

Cash and cash equivalents at end of year	$4,145	$(5,652)	$10,699	$—	$9,192

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$36,767	$365	$—	$37,132

Income taxes	$35,629	$638	$6,803	$—	$43,070

Capital lease obligations incurred	$36	$59	$9	$—	$104

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended September 30, 2000
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$8,446	$105,872	$2,226	$—	$116,544

Cash flows from investing activities:
Capital expenditures	(1,007)	(33,823)	(7,663)	—	(42,493)
Security purchased	—	—	—	—	—
Proceeds from sales of property, plant and equipment	—	871	53	—	924
Other investing activities	(2,600)	—	—	—	(2,600)
Net cash inflow from SDS	58,098	—	—	—	58,098
Net payments for businesses acquired	(82,348)	(130,992)	6,187	—	(207,153)

Net cash used in investing activities	(27,857)	(163,944)	(1,423)	—	(193,224)

Cash flows from financing activities:
Proceeds from long-term debt	—	332,640	—	—	332,640
Principal payments on long-term debt	—	(274,712)	(58)	—	(274,770)
Securities lending agreement	3,544	—	—	—	3,544
Proceeds from the exercise of stock options	12,599	—	—	—	12,599
Other	3,646	—	—	—	3,646

Net cash provided by (used in) financing activities	19,789	57,928	(58)	—	77,659
Effect of exchange rate on cash and cash equivalents	—	—	(969)	—	(969)

Net increase (decrease) in cash and cash equivalents	378	(144)	(224)	—	10
Cash and cash equivalents at beginning of year	6,708	(2,433)	8,126	—	12,401

Cash and cash equivalents at end of year	$7,086	$(2,577)	$7,902	$—	$12,411

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$55,509	$324	$—	$55,833

Income taxes	$40,544	$319	$1,549	$—	$42,412

Capital lease obligations incurred	$—	$25	$—	$—	$25

A majority of the Company’s material U.S. subsidiaries are guarantors to its CODES. However, certain recently acquired subsidiaries are guarantors under the 8% Senior Notes and Revolving Credit Facility but are currently non-guarantors under the CODES. This variation in guarantors may continue intermittently while our resale registration statement for the CODES remains effective with the Securities and Exchange Commission. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below are the condensed consolidating balance sheets as of September 30, 2002 and 2001, and statements of operations and cash flows for the years ended September 30, 2002, 2001, and 2000, of Apogent Technologies Inc. and its subsidiaries, reflecting the subsidiary guarantors for the CODES.

Certain general corporate expenses have not been allocated to the subsidiaries, and are included under the Apogent Technologies Inc. heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed Consolidating Balance Sheets

	As of September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$19,889	$—	$3,991	$(7,553)	$16,327
Accounts receivable, net	—	141,644	45,306	—	186,950
Inventories, net	1,263	150,625	58,174	(6,065)	203,997
Other current assets	20,703	11,951	7,101	(503)	39,252

Total current assets	41,855	304,220	114,572	(14,121)	446,526
Property, plant and equipment, net	12,592	173,524	84,777	—	270,893
Intangible assets	12,025	924,010	307,078	—	1,243,113
Investment in subsidiaries	2,090,958	57,712	(1,185)	(2,147,485)	—
Other assets	64,018	10,561	974	—	75,553

Total assets	$2,221,448	$1,470,027	$506,216	$(2,161,606)	$2,036,085

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$316	$47,265	$13,751	$(7,553)	$53,779
Short-term debt and current portion of long-term debt	—	25,336	10,656	—	35,992
Income taxes payable	45,102	—	10,240	(2,278)	53,064
Accrued expenses and other current liabilities	32,603	25,876	15,087		73,566

Total current liabilities	78,021	98,477	49,734	(9,831)	216,401

Long-term debt	—	634,995	25	—	635,020
Securities lending agreement	60,183	—	—	—	60,183
Deferred income taxes	116,568	—	15,532	—	132,100
Other liabilities	12,525	3,284	1,434	—	17,243
Net intercompany payable/(receivable)	748,402	(1,033,733)	289,415	(4,084)	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,070	—	—	—	1,070
Equity rights	—	—	—	—	—
Additional paid-in-capital	251,210	2,044,301	105,043	(2,128,872)	271,682
Retained earnings (deficit)	991,114	(270,741)	51,357	(22,939)	748,791
Other comprehensive income	(17,659)	(6,556)	(6,324)	4,120	(26,419)
Treasury stock (at cost)	(19,986)	—	—	—	(19,986)

Total shareholders’ equity	1,205,749	1,767,004	150,076	(2,147,691)	975,138

Total liabilities and shareholders’ equity	$2,221,448	$1,470,027	$506,216	$(2,161,606)	$2,036,085

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2001
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,145	$—	$10,699	$(5,652)	$9,192
Accounts receivable, net	—	146,981	36,297	—	183,278
Inventories, net	1,263	136,906	33,335	(4,068)	167,436
Other current assets	15,010	13,458	5,969	(406)	34,031

Total current assets	20,418	297,345	86,300	(10,126)	393,937
Property, plant and equipment, net	9,553	169,032	45,102	—	223,687
Intangible assets	7,003	913,651	219,680	—	1,140,334
Investment in subsidiaries	1,593,800	46,461	—	(1,640,261)	—
Other assets	58,605	11,543	885	—	71,033

Total assets	$1,683,379	$1,438,032	$351,967	$(1,650,387)	$1,828,080

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$787	$46,802	$11,885	$(5,652)	$53,822
Current portion of long-term debt	378	73,228	36	—	73,642
Income taxes payable	33,432	—	6,638	(1,323)	38,747
Accrued expenses and other current liabilities	33,784	28,603	14,968	—	77,355

Total current liabilities	68,381	148,633	33,527	(6,975)	243,566

Long-term debt	—	583,765	23	—	583,788
Securities lending agreement	55,072	—	—	—	55,072
Deferred income taxes	68,264	20,778	12,031	—	101,073
Other liabilities	3,231	2,453	1,318	—	7,002
Net intercompany payable/(receivable)	375,705	(599,911)	224,169	37	—
Commitments and contingent liabilities					—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,059	—	—	—	1,059
Equity rights	—	—	—	—	—
Additional paid-in-capital	234,166	1,561,854	80,265	(1,621,648)	254,637
Retained earnings (deficit)	880,299	(279,540)	48,684	(21,801)	627,642
Other comprehensive income	3,202	—	(48,050)	—	(44,848)
Treasury stock (at cost)	—	—	—	—	—

Total shareholders’ equity	1,118,726	1,282,314	80,899	(1,643,449)	838,490

Total liabilities and shareholders’ equity	$1,683,379	$1,438,032	$351,967	$(1,650,387)	$1,828,080

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

	For the Year Ended September 30, 2000
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$897,422	$253,269	$(76,072)	$1,074,619
Cost of sales	—	470,792	150,119	(74,075)	546,836

Gross profit	—	426,630	103,150	(1,997)	527,783
Selling, general and administrative expenses	26,717	181,049	64,075	—	271,841

Operating income	(26,717)	245,581	39,075	(1,997)	255,942
Other income (expense):
Interest expense	—	(40,630)	(57)	—	(40,687)
Other, net	(5,455)	3,427	57	—	(1,971)

Income before income taxes and discontinued operation	(32,172)	208,378	39,075	(1,997)	213,284
Income taxes	(13,496)	77,100	14,458	—	78,062

Income from continuing operations	(18,676)	131,278	24,617	(1,997)	135,222
Loss from discontinued operation	—	(14,073)	—	—	(14,073)

Net income	$(18,676)	$117,205	$24,617	$(1,997)	$121,149

	For the Year Ended September 30, 2001
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$855,173	$180,649	$(53,655)	$982,167
Cost of sales	—	441,652	102,926	(53,408)	491,170

Gross profit	—	413,521	77,723	(247)	490,997
Selling, general and administrative expenses	24,947	195,770	47,154	—	267,871

Operating income	(24,947)	217,751	30,569	(247)	223,126
Other income (expense):
Interest expense	—	(48,773)	75	—	(48,698)
Other, net	3,654	1,951	(884)	—	4,721

Income before income taxes, discontinued operations and extraordinary item	(21,293)	170,929	29,760	(247)	179,149
Income taxes	(4,005)	63,244	11,011	—	70,250

Income from continuing operations before extraordinary item	(17,288)	107,685	18,749	(247)	108,899
Discontinued operations	(11,824)	972	—	—	(10,852)

Income before extraordinary item	(29,112)	108,657	18,749	(247)	98,047
Extraordinary item	(2,106)	—	—	—	(2,106)

Net income	$(31,218)	$108,657	$18,749	$(247)	$95,941

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

	For the Year Ended September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$26,319	$156,137	$11,320	$—	$193,776

Cash flows from investing activities:
Capital expenditures	(9,413)	(34,838)	(21,005)	—	(65,256)
Proceeds from sales of property, plant and equipment	2,981	—	2,026	—	5,007
Net payments for businesses acquired	—	(139,735)	—	—	(139,735)

Net cash used in investing activities	(6,432)	(174,573)	(18,979)	—	(199,984)

Cash flows from financing activities:
Proceeds from long-term debt	—	658,500	—	—	658,500
Principal payments on long-term debt	—	(646,089)		—	(646,089)
Proceeds from the exercise of stock options	10,293	—	—	—	10,293
Other	(13,811)	(8,259)	—	—	(22,070)

Net cash (used in) provided by financing activities	(3,518)	4,152	—	—	634
Effect of exchange rate on cash and cash equivalents	(625)	12,855	479	—	12,709

Net increase (decrease) in cash and cash equivalents	15,744	(1,429)	(7,180)	—	7,135
Cash and cash equivalents at beginning of year	4,145	(5,652)	10,699	—	9,192

Cash and cash equivalents at end of year	$19,889	$(7,081)	$3,519	$—	$16,327

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$39,350	$341	$—	$39,691

Income taxes	$31,010	$—	$8,503	$—	$39,513

Capital lease obligations incurred	$—	$334	$—	$—	$334

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended September 30, 2001
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows (used by) provided by operating activities	$(53,740)	$223,879	$12,035	$—	$182,174

Cash flows from investing activities:
Capital expenditures	(8,320)	(34,836)	(9,745)	—	(52,901)
Proceeds from sales of property, plant and equipment	10,212	2,076	169	—	12,457
Net cash inflow from SDS	46,394	—	—	—	46,394
Net payments for businesses acquired	—	(161,208)	(2,311)		(163,519)

Net cash provided by (used in) investing activities	48,286	(193,968)	(11,887)	—	(157,569)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,158,008	—	—	1,158,008
Principal payments on long-term debt	—	(1,184,273)	(41)	—	(1,184,314)
Proceeds from the exercise of stock options	6,631	—	—	—	6,631
Other	(4,118)	(6,721)	—	—	(10,839)

Net cash provided by (used in) financing activities	2,513	(32,986)	(41)	—	(30,514)
Effect of exchange rate on cash and cash equivalents	—	—	2,690		2,690

Net (decrease) increase in cash and cash equivalents	(2,941)	(3,075)	2,797	—	(3,219)
Cash and cash equivalents at beginning of year	7,086	(2,577)	7,902	—	12,411

Cash and cash equivalents at end of year	$4,145	$(5,652)	$10,699	$—	$9,192

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$36,767	$365	$—	$37,132

Income taxes	$35,629	$638	$6,803	$—	$43,070

Capital lease obligations incurred	$36	$59	$9	$—	$104

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended September 30, 2000
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows provided by operating activities	$8,446	$105,872	$2,226	$—	$116,544

Cash flows from investing activities:
Capital expenditures	(1,007)	(33,823)	(7,663)	—	(42,493)
Security purchased	—	—	—	—	—
Proceeds from sales of property, plant and equipment	—	871	53	—	924
Other investing activities	(2,600)	—	—	—	(2,600)
Net cash inflow from SDS	58,098	—	—	—	58,098
Net payments for businesses acquired	(82,348)	(130,992)	6,187	—	(207,153)

Net cash used in investing activities	(27,857)	(163,944)	(1,423)	—	(193,224)

Cash flows from financing activities:
Proceeds from long-term debt	—	332,640	—	—	332,640
Principal payments on long-term debt	—	(274,712)	(58)	—	(274,770)
Securities lending agreement	3,544	—	—	—	3,544
Proceeds from the exercise of stock options	12,599	—	—	—	12,599
Other	3,646	—	—	—	3,646

Net cash provided by (used in) financing activities	19,789	57,928	(58)	—	77,659
Effect of exchange rate on cash and cash equivalents	—	—	(969)	—	(969)

Net increase (decrease) in cash and cash equivalents	378	(144)	(224)	—	10
Cash and cash equivalents at beginning of year	6,708	(2,433)	8,126	—	12,401

Cash and cash equivalents at end of year	$7,086	$(2,577)	$7,902	$—	$12,411

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$55,509	$324	$—	$55,833

Income taxes	$40,544	$319	$1,549	$—	$42,412

Capital lease obligations incurred	$—	$25	$—	$—	$25

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 2003 (the “2003 Annual Meeting Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.    Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2003 Annual Meeting Proxy Statement under the captions “Executive Compensation” and “Election of Directors—Directors’ Compensation.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2003 Annual Meeting Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about the Company’s equity compensation plans as of September 30, 2002:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	11,784,805	(1)	$20.00	5,988,037 (2)
Equity compensation plans not approved by security holders (3)	54,850		9.32	—

Total	11,839,655			5,988,037

(1)
Represents outstanding options to purchase the Company’s Common Stock granted under the 1988 Stock Option Plan, the 1990 Stock Option Plan, the Amended and Restated 1993 Long-Term Incentive Plan, the 1994 Outside Directors’ Stock Option Plan, the 1999 Outside Directors’ Stock Option Plan and the 2001 Equity Incentive Plan.

(2)	Includes 1,557,777 shares available for future issuance under the Employee Stock Purchase Plan.

(3)
Represents outstanding nonstatutory options to purchase the Company’s Common Stock under separate option agreements with two former employees entered into in January 1994 and April 2000. The options were granted at fair market value per share of the Company’s Common Stock and vest over a four-year period.

ITEM 13.    Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2003 Annual Meeting Proxy Statement under the captions “Election of Directors,” and “Certain Relationships and Related Transactions.”

ITEM 14.    Controls and Procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Page
Independent Auditors’ Report	96
Schedule II—Valuation and Qualifying Accounts	97

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

December 20, 2002
APOGENT TECHNOLOGIES INC.

By:	/s/ FRANK H. JELLINEK, JR.
Frank H. Jellinek, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ FRANK H. JELLINEK, JR.	President and Chief Executive Officer
Frank H. Jellinek, Jr.
December 20, 2002
Principal Financial Officer and
Principal Accounting Officer:
/s/ JEFFREY C. LEATHE	Executive Vice President—Finance,
Jeffrey C. Leathe	Chief Financial Officer and Treasurer

December 20, 2002
All of the members of the Board of Directors:
William H. Binnie
Don H. Davis, Jr.
Christopher L. Doerr	/s/ MICHAEL K. BRESSON
Stephen R. Hardis	Michael K. Bresson
R. Jeffrey Harris	Attorney and Agent for each member of
Frank H. Jellinek, Jr.	the Board of Directors of
Joe L. Roby	Apogent Technologies Inc.
Richard W. Vieser	under Powers of Attorney
Kenneth F. Yontz	dated December 6, 2002
December 20, 2002

CERTIFICATIONS

I, Frank H. Jellinek, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Apogent Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ FRANK H. JELLINEK, JR.
Frank H. Jellinek, Jr. Chief Executive Officer

CERTIFICATIONS

I, Jeffrey C. Leathe, certify that:

1. I have reviewed this annual report on Form 10-K of Apogent Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ JEFFREY C. LEATHE
Jeffrey C. Leathe Chief Financial Officer

Independent Auditors’ Report

The Board of Directors
Apogent Technologies, Inc. and Subsidiaries:

Under date of November 11, 2002, we reported on the consolidated balance sheets of Apogent Technologies Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2002, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Boston, Massachusetts
November 11, 2002

SCHEDULE II

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

VALUATION AND QUALIIFYING ACCOUNTS
For the Years Ended September 30, 2002, 2001, and 2000
(In Thousands)

Descriptions	Balance at Beginning of Year	Additions			Deductions		Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Year ended September 30, 2002
Deducted from asset accounts:
Allowance for doubtful receivables	$3,975	$1,434	$1,557	(b)	$1,243	(a)	$5,723

Year ended September 30, 2001
Deducted from asset accounts:
Allowance for doubtful receivables	$4,041	$972	$33	(b)	$1,071	(a)	$3,975

Year ended September 30, 2000
Deducted from asset accounts:
Allowance for doubtful receivables	$3,098	$863	$109	(b)	$29	(a)	$4,041

Note:    Above additions and deductions include the effects of foreign currency rate changes.
(a)	Uncollectible accounts written off, net of recoveries
(b)	Includes reserves of acquired businesses

APOGENT TECHNOLOGIES INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-11091)

EXHIBIT INDEX
TO
2002 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
2.1
Contribution Agreement, Plan and Agreement of Reorganization and Distribution, dated as of November 28, 2000, between the Registrant and Sybron Dental Specialties, Inc. (“SDS”) and Sybron Dental Management, Inc. (excluding the forms of the ancillary agreements attached thereto as exhibits, definitive copies of which are filed as Exhibits 2.2 through 2.8 below)
Exhibit 2.1 to the Registrant’s Form 10-K for the year ended September 30, 2000 (the “2000 10-K”)
2.2	General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.2 to the 2000 10-K
2.3	Trade Name Assignment and Transitional Trade Name Use and License Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.3 to the 2000 10-K
2.4	Insurance Matters Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.4 to the 2000 10-K
2.5	Employee Benefits Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.5 to the 2000 10-K
2.6	Tax Sharing and Indemnification Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.6 to the 2000 10-K
2.7	Interim Administrative Services Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.7 to the 2000 10-K
2.8	Confidentiality and Nondisclosure Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.8 to the 2000 10-K
3.1	(a) Restated Articles of Incorporation of the Registrant	Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2000
	(b) Articles of Amendment containing Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the 2000 10-K
3.2	Bylaws of the Registrant, as amended as of January 30, 2001	Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2000
4.1	Restated Articles of Incorporation and Restated Bylaws of the Registrant	Exhibits 3.1 and 3.2 hereto
4.2
Rights Agreement, dated as of December 11, 2000, between the Registrant and Fleet National Bank, as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Form of Summary of Rights (Exhibit C)
Exhibit 1 to the Registrant’s Registration Statement on Form 8-A and Exhibit 4 to the Registrant’s Current Report on Form 8-K, both dated December 11, 2000 and filed December 12, 2000
4.3
Credit Agreement, dated as of December 1, 2000 (the “Credit Agreement”), among the Registrant, the several Lenders from time to time parties thereto, Bank One, NA, as Domestication Agent, Bank of America, N.A., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent
Exhibit 4.3 to the 2000 10-K
4.4	Subsidiaries Guarantee, dated as of December 1, 2000, executed pursuant to the Credit Agreement	Exhibit 4.4 to the 2000 10-K
4.5	Purchase Agreement dated March 30, 2001 between the Registrant, the Subsidiary Guarantors named therein and the Initial Purchasers named therein	Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-62182

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
4.6	Indenture dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001
4.7	Exchange and Registration Rights Agreement dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and the Initial Purchasers named therein	Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001
4.8	Purchase Agreement dated October 3, 2001 between the Registrant, the Subsidiary Guarantors named therein and the Initial Purchasers named therein	Exhibit 4.8 to Registrant’s Form 10-K for the fiscal year ended September 30, 2001 (the “2001 10-K”)
4.9	Indenture dated October 10, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 11, 2001
4.10	Resale Registration Rights Agreement dated as of October 10, 2001 among the Registrant, the Subsidiary Guarantors named therein and the Initial Purchasers named therein	Exhibit 4.10 to the 2001 10-K
10.1*	Form of current Employment Agreement with the President and Chief Executive Officer of the Registrant	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended 12/31/01 (the “12/31/01 10-Q”)
10.2(a)*	Form of current Employment Agreement with the current executive officers of the Registrant	Exhibit 10.2 to the 12/31/01 10-Q
10.2(b)*	Schedule of executive officers who are a party to employment agreement filed as Exhibit 10.2(a)	Exhibit 10.3 to the 12/31/01 10-Q
10.3*	Form of current Employment Agreement with Kenneth F. Yontz, R. Jeffrey Harris, and Dennis Brown	Exhibit 10.3 to the 2000 10-K
10.4*	Summary of significant terms for each Employment Agreement filed as Exhibit 10.3	Exhibit 10.4 to the 2000 10-K
10.5*	Form of former Employment Agreement with the current executive officers of the Registrant	Exhibit 10.5 to the 2000 10-K
10.6*	Schedule of executive officers who are parties to the former Employment Agreement filed as Exhibit 10.5, with a summary of significant terms	Exhibit 10.6 to the 2000 10-K
10.7*	Form of Indemnification Agreement with each of the executive officers and directors identified on the schedule thereto	Exhibit 10 to the Registrant’s Current Report on Form 8-K dated November 15, 2001
10.8*	1988 Stock Option Plan	Exhibit 10(q) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)
10.9*	Amendment to the 1988 Stock Option Plan	Exhibit 10(q-4) to the Registrant’s Form 10-K for the fiscal year ended September 30, 1992 (the “1992 10-K”)
10.10*	Form of Nonstatutory Stock Option Agreement under the 1988 Stock Option Plan	Exhibit 10(r) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)
10.11*	1990 Stock Option Plan	Exhibit 10(q-2) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)
10.12*	Amendment to 1990 Stock Option Plan	Exhibit 10(q-6) to the 1992 10-K
10.13*	Form of Nonstatutory Stock Option Agreement under the 1990 Stock Option Plan	Exhibit 10(s-1) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
10.14*	Amended and Restated 1994 Outside Directors’ Stock Option Plan	Exhibit 10.41 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1996
10.15*	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 1994 Outside Directors’ Stock Option Plan	Exhibit 10.42 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999 (the “1999 10-K”)
10.16*	1999 Outside Directors’ Stock Option Plan	Exhibit A to the Registrant’s Proxy Statement dated December 22, 1998 for its Annual Meeting of Shareholders on January 27, 1999
10.17*	Form of Nonstatutory Stock Option Agreement under the 1999 Outside Directors’ Stock Option Plan	Exhibit 10.43 to the 1999 10-K
10.18*	Amended and Restated 1993 Long-Term Incentive Plan	Exhibit A to the Registrant’s Proxy Statement dated December 23, 1997 for its Annual Meeting of Shareholders on January 30, 1998
10.19*	Form of Nonstatutory Stock Option Agreement under the 1993 Long-Term Incentive Plan	Exhibit 10(u) to the Sybron Corporation’s Form 10-K for the fiscal year ended September 30, 1993 (the “1993 10-K”)
10.20*	Form of Revised Nonstatutory Stock Option Agreement under the 1993 Long-Term Incentive Plan	Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002 (the “3/31/02 10-Q”)
10.21*	Apogent Technologies Inc. 2001 Equity Incentive Plan	Appendix A to the Registrant’s Proxy Statement dated December 26, 2001
10.22*	Form of Nonstatutory Stock Option agreement under 2001 Equity Incentive Plan	Exhibit 10.4 to the 3/31/02 10-Q
10.23*	Amended and Restated Senior Executive Incentive Compensation Plan	Exhibit A to the Registrant’s Proxy Statement dated December 22, 1999 for its Annual Meeting of Shareholders on February 2, 2000
10.24*	Apogent Technologies Inc. Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated December 26, 2001
10.25*	Sybron International Corporation Deferred Compensation Plan	Exhibit 10.40 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1998
10.26	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Barnstead Thermolyne Company, as tenant (the “Barnstead Thermolyne Lease”)	Exhibit 10(cc) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.27	First Amendment to the Barnstead Thermolyne Lease	Exhibit 10.23 to the 2000 10-K
10.28	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Erie Scientific Company, as tenant (the “Erie Lease”)	Exhibit 10(ee) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.29	First Amendment to the Erie Lease	Exhibit 10.25 to the 2000 10-K
10.30	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Nalge Nunc International Corporation, as tenant(the “NNI Lease”)	Exhibit 10(ff) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.31	Second Amendment to the NNI lease	Exhibit 10.27 to the 2000 10-K
10.32	Amended and Restated Guaranty and Suretyship Agreement, dated December 11, 2000, between the Registrant and CPA:7 and CPA:8	Exhibit 10.28 to the 2000 10-K

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
10.33	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Barnstead Thermolyne Corporation, as tenant	Exhibit 10(tt) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640) Form S-1 (No. 33-24640)
10.34	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Erie Scientific Company, as tenant	Exhibit 10(uu) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640) Form S-1 (No. 33-24640)
10.35
Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Nalge Nunc International Corporation (formerly Nalge Company), as tenant
Exhibit 10(vv) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640) Form S-1 (No. 33-24640)
10.36	Sale and Leaseback Agreement dated December 21, 1988 between Sybron Corporation and New England Mutual Life Insurance Company, as lender	Exhibit 10(ww) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.37
Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Barnstead Thermolyne Corporation, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers
Exhibit 10(yy) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640
10.38
Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Erie Scientific Company, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers
Exhibit 10(aaa) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.39
Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Nalge Nunc International Corporation (formerly Nalge Company), as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as borrowers
Exhibit 10(bbb) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.40*	Life insurance policy for Kenneth F. Yontz	Exhibit 10(eee) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-45948)
10.41*	Life insurance policy for Frank H. Jellinek, Jr.	Exhibit 10(eee-1) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-45948)
10.42*	Life insurance policy for R. Jeffrey Harris	Exhibit 10(rr) to the 1993 10-K
10.43*	Life insurance policy for Dennis Brown	Exhibit 10.42 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1995
10.44*	Sybron Laboratory Products Corporation Senior Salaried Executive Financial Performance Incentive Compensation Plan	Exhibit 10.41 to the 2000 10-K
10.45*	Employment Agreement between Apogent Technologies Inc. and Robert V. Ahlgren, dated April 1, 2002	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended 6/30/02 (the “6/30/02 10-Q”)
10.46*	Indemnification Agreement between Apogent Technologies Inc. and Robert V. Ahlgren, dated April 1, 2002	Exhibit 10.2 to the 6/30/02 10-Q
12	Computation of Ratio of Earnings to Fixed Charges		X
21	Subsidiaries of the Registrant		X
23	Consent of KPMG LLP		X
24	Powers of Attorney of Directors of the Registrant		X
99.1	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X
99.2	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X

* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.