Form 10-Q
period 2002-12-31
APOGENT TECHNOLOGIES INC
filed 2003-02-14
CIK 824803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission File Number 001-11091

APOGENT TECHNOLOGIES INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	22-2849508
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

30 Penhallow Street, Portsmouth, New Hampshire 03801

(Address of principal executive offices, including zip code)

(603) 433-6131

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

At January 31, 2003, there were 105,199,912 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2002

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2002	September 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,755	$16,327
Accounts receivable (less allowance for doubtful accounts of $4,940 and $5,723, respectively)	170,068	186,950
Inventories	219,582	203,997
Deferred income taxes	14,127	14,127
Prepaid expenses and other current assets	19,502	19,689
Assets of Vacuum Process Technology, Inc. (“VPT”) avail. for sale	5,880	5,436

Total current assets	444,914	446,526
Available for sale security	59,592	60,183
Property, plant and equipment, net	272,375	270,893
Intangible assets	1,268,550	1,243,113
Other assets	14,155	15,370

Total assets	$2,059,586	$2,036,085

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt and overdrafts	$13,539	$10,640
Accounts payable	46,566	53,779
Current portion of long-term debt	25,348	25,352
Income taxes payable	50,394	53,064
Accrued payroll and employee benefits	28,271	32,009
Accrued interest expense	8,187	16,630
Restructuring reserve	886	1,548
Other current liabilities	29,195	23,074
Liabilities of Vacuum Process Technology, Inc.	293	305

Total current liabilities	202,679	216,401
Long-term debt	650,618	635,020
Securities lending agreement	59,592	60,183
Deferred income taxes	134,904	132,100
Other liabilities	17,244	17,243
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000,000 shares	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares issued 106,985,276 and 106,976,877 shares respectively; outstanding 105,139,332 and 105,967,853 shares respectively	1,070	1,070
Equity rights, 50 rights at $1.09 per right	—	—
Additional paid-in capital	272,427	271,682
Retained earnings	777,526	748,791
Accumulated other comprehensive income (loss)	(18,383)	(26,419)
Treasury common stock, 1,845,944 and 1,009,024 shares at cost	(38,091)	(19,986)

Total shareholders’ equity	994,549	975,138

Total liabilities and shareholders' equity	$2,059,586	$2,036,085

See the accompanying notes to the unaudited consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Net sales	$266,537	$243,187
Cost of sales	138,064	124,454

Gross profit	128,473	118,733
Selling, general and administrative expenses	72,151	61,683

Operating income	56,322	57,050
Other income (expense):
Interest expense	(10,399)	(10,232)
Amortization of deferred financing fees	(912)	(827)
Other, net	497	1,476

Income from continuing operations before income taxes	45,508	47,467
Income taxes	16,610	17,378

Income from continuing operations	28,898	30,089
Discontinued operations (loss from operations of VPT, net of income tax benefit of $89 and $82, respectively)	(163)	(122)

Net income	$28,735	$29,967

Basic earnings per common share from continuing operations	$0.27	$0.28
Discontinued operations	—	—

Basic earnings per common share	$0.27	$0.28

Diluted earning per common share from continuing operations	$0.27	$0.28
Discontinued operations	—	—

Diluted earnings per common share	$0.27	$0.28

Weighted average basic shares outstanding	105,719	106,128
Weighted average diluted shares outstanding	107,010	108,949

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended December 31, 2002

(In thousands)

(Unaudited)

	Common Stock	Equity Rights	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Common Stock	Total Shareholders' Equity
Balance at September 30, 2002	$1,070	$—	$271,682	$748,791	$(26,419)	$(19,986)	$975,138
Comprehensive income:
Net income	—	—	—	28,735	—	—	28,735
Translation adjustment	—	—	—	—	8,390	—	8,390
Unrealized loss on security available for sale, net of tax of $203	—	—	—	—	(354)	—	(354)

Total comprehensive income	—	—	—	28,735	8,036	—	36,771
Treasury shares purchased	—	—	—	—	—	(19,730)	(19,730)
Shares issued in connection with stock options	—	—	109	—	—	1,625	1,734
Tax benefit related to stock options	—	—	636	—	—	—	636

Balance at December 31, 2002	$1,070	$—	$272,427	$777,526	$(18,383)	$(38,091)	$994,549

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$28,735	$29,967
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations	163	122
Depreciation	10,838	8,839
Amortization	6,014	4,831
Gain (loss) on sale of property, plant and equipment	(36)	43
Provision for losses on doubtful accounts	(620)	289
Inventory provisions	299	696
Changes in assets and liabilities, net of effects of businesses acquired:
Decrease in accounts receivable	18,864	15,836
Increase in inventories	(14,082)	(10,355)
(Increase) decrease in prepaid expenses and other current assets	296	(2,605)
Decrease in accounts payable	(7,727)	(11,651)
Increase (decrease) in income taxes payable	(3,181)	5,879
Decrease in accrued payroll and employee benefits	(3,888)	(7,019)
Decrease in accrued interest expense	(8,443)	(6,881)
Decrease in restructuring reserve	(451)	(763)
Increase (decrease) in other current liabilities	1,286	(1,398)
Net change in other assets and liabilities	(291)	(1,174)

Net cash provided by operating activities	27,776	24,656

Cash flows from investing activities:
Capital expenditures	(10,410)	(6,330)
Proceeds from sales of property, plant and equipment	254	50
Net payment for businesses acquired	(20,834)	(38,328)
Other investing activities	2,070	—

Net cash used in investing activities	(28,920)	(44,608)

Cash flows from financing activities:
Proceeds from revolving credit facility	117,800	151,900
Principal payments on revolving credit facility	(102,100)	(360,474)
Proceeds from long-term debt	—	300,000
Proceeds from the exercise of stock options	1,734	1,746
Purchase of treasury stock	(19,730)	—
Financing fees paid	—	(8,290)
Other financing activities	(1,941)	920

Net cash provided by (used in) financing activities	(4,237)	85,802

Effect of exchange rate changes on cash and cash equivalents	4,809	(3,983)

Net increase (decrease) in cash and cash equivalents	(572)	61,867
Cash and cash equivalents at beginning of period	16,327	9,192

Cash and cash equivalents at end of period	$15,755	$71,059

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,746	$17,036

Income taxes	$18,748	$14,200

Capital lease obligations incurred	$44	$30

See accompanying notes to unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share data, or when specified in millions)

1. Basis of Presentation

In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included, and are of a normal recurring nature. The results for the three-month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

Certain reclassifications to prior year balances have been made to conform with current year presentations.

2. Inventories

Inventories at December 31, 2002 and September 30, 2002 consist of the following:

	December 31, 2002	September 30, 2002
	(unaudited)
Raw materials and supplies	$76,308	$74,293
Work in process	21,042	19,400
Finished goods	122,232	110,304

	$219,582	$203,997

3. Intangible Assets

As a result of current year acquisitions and subsequent payments made in relation to prior year acquisitions, the Company added approximately $23.2 million to intangibles and goodwill since September 30, 2002 (approximately $13.0 million to goodwill and $10.2 million to amortizable intangible assets). The Company is currently assessing the final allocation of purchase price premium to the various tangible and intangible assets for these acquisitions. Changes in foreign currency rates increased goodwill and intangible assets by an additional $8.3 million during the first quarter of fiscal 2003. Unamortizable intangible assets (goodwill) were approximately $1,047.6 million as of December 31, 2002.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

Intangible assets are as follows:

	December 31, 2002	September 30, 2002
	(unaudited)
Amortizable intangible assets
Proprietary technology	$97,949	$91,571
Trademarks	83,631	80,402
Patents	35,903	34,092
Licenses	19,580	17,798
Drawings	11,765	11,754
Non-compete agreements	16,550	16,316
Other	37,039	37,022
Less: Accumulated amortization	(81,487)	(75,433)

Net amortizable intangible assets	220,930	213,522
Unamortizable intangible assets (goodwill)	1,047,620	1,029,591

	$1,268,550	$1,243,113

Intangible assets at December 31, 2002 by business segment are as follows (unaudited):

	Clinical Diagnostics	Labware & Life Science	Laboratory Equipment	Consolidated
Proprietary technology	$74,764	$13,394	$9,791	$97,949
Less: Accumulated amortization	(21,609)	(5,378)	(2,331)	(29,318)

Net proprietary technology	53,155	8,016	7,460	68,631

Trademarks	19,003	53,358	11,270	83,631
Less: Accumulated amortization	(1,560)	(10,696)	(4,064)	(16,320)

Net trademarks	17,443	42,662	7,206	67,311

Patents	20,422	13,750	1,731	35,903
Less: Accumulated amortization	(3,951)	(3,396)	(702)	(8,049)

Net patents	16,471	10,354	1,029	27,854

Licenses	17,241	2,339	—	19,580
Less: Accumulated amortization	(4,221)	(198)	—	(4,419)

Net licenses	13,020	2,141	—	15,161

Drawings	—	465	11,300	11,765
Less: Accumulated amortization	—	(171)	(5,744)	(5,915)

Net drawings	—	294	5,556	5,850

Non-compete agreements	8,610	7,733	207	16,550
Less: Accumulated amortization	(4,586)	(4,198)	(176)	(8,960)

Net non-compete agreements	4,024	3,535	31	7,590

Other identifiable intangible assets (a)	7,441	12,991	—	20,432
Less: Accumulated amortization	(396)	(2,609)	—	(3,005)

Net other identifiable intangibles (a)	7,045	10,382	—	17,427

Net amortizable intangible assets (a)	$111,158	$77,384	$21,282	$209,824

Excess cost over net asset values acquired (goodwill)	$562,438	$398,810	$86,372	$1,047,620

Unamortizable intangible assets	$562,438	$398,810	$86,372	$1,047,620

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

Note (a): At December 31, 2002, Apogent Corporate Office had $16,607 of amortizable other identifiable intangible assets and $5,501 of related accumulated amortization that was not allocated to any of the business segments.

Amortization of intangible assets was $6,014 and $4,831 for the three months ended December 31, 2002 and 2001, respectively. Amortization expense relating to the existing identifiable intangible assets for each of the next five years is expected to be $22,750, $21,437, $16,880, $15,007, and $14,168, respectively.

4. Acquisitions

During the three months ended December 31, 2002, the Company completed two acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $23.5 million. Neither of the acquisitions was considered individually significant. The total goodwill and identifiable intangibles assets for the acquired companies was approximately $23.2 million (allocated approximately $13.0 million to goodwill and $10.2 million to amortizable intangible assets). The intangible assets will be amortized over their expected lives ranging from 5 to 20 years. The following table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

Business Segment: Company Acquired	Acquisition Date	Sales	Operating Income	Total Assets	Type of Acquisition
Clinical Diagnostics:
NeoMarkers, Inc.	10/1/02	$4,000	$1,900	$1,900	Stock
Opus Diagnostics Inc.	10/9/02	2,100	1,200	600	Asset

5. Discontinued Operations

During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. (“VPT”). The decision was made following a slow-down in the telecommunications industry, in which VPT targets a majority of its products, and as a result, the business no longer meets the Company’s strategic requirements. In connection with the discontinuance of this business we incurred a one-time charge of $13,200, net of income tax benefit of $7,600, related to the write-down of net assets to their estimated realizable value. The decision to sell VPT represents a disposal of long-lived assets and disposal group under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated. In the event the Company ultimately disposes of VPT for an amount less than the carrying value of the business, an additional charge will be recognized upon disposal. For business reporting purposes, VPT was previously classified in the clinical diagnostics business segment. Operating results from VPT for the three months December 31, 2002 and 2001 were as follows:

	Three Months Ended December 31,

	2002	2001
	(unaudited)
Net Sales	$617	$1,487
Gross Profit	610	319
Pretax loss	(252)	(204)
Income tax benefit	89	82
Net loss	(163)	(122)

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

Assets and liabilities of VPT were as follows:

	December 31, 2002		September 30, 2002
	(unaudited	)
Current assets	$4,245		$3,771
Property, plant and equipment, net	781		817
Intangible assets	—		—
Total assets	5,880		5,436
Current liabilities	293		305
Total liabilities	293		305

6. Restructuring

During fiscal 2002, the Company recorded restructuring charges of approximately $7.1 million (approximately $4.5 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $5.5 million related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities. The selling, general and administrative component of approximately $1.5 million related to severance associated with non-production employees as well as certain lease terminations and other shutdown costs.

Restructuring activity is as follows (unaudited):

	Severance (a)	Inventory (b)	Fixed Assets (b)	Facility Closure Costs (c)	Other	Total
Fiscal 2002 Restructuring charge	$1,466	$3,709	$353	$1,409	$155	$7,092
Fiscal 2002 Cash payments	(970)	—	—	(357)	—	(1,327)
Fiscal 2002 Non-cash charges	—	(3,709)	(353)	—	(155)	(4,217)

September 30, 2002 balance	$496	$—	$—	$1,052	$—	$1,548
Fiscal 2003 Cash payments	(477)	—	—	(185)	—	(662)

December 31, 2002 balance	$19	$—	$—	$867	$—	$886

(a)	Amount represents severance and termination costs for 126 terminated employees (primarily sales, marketing and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

The Company expects to make future cash payments of approximately $718 during the remainder of fiscal 2003 and $168 in fiscal 2004 and beyond.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

7. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding in the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding plus the dilutive effects of potential common shares outstanding during the period. A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

	Three Months Ended December 31,

	2002	2001
	(unaudited)
Basic	105,719	106,128
Effect of assumed conversion of employee stock options	1,291	2,821

Diluted	107,010	108,949

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase 5,515 and 250 shares of common stock as of December 31, 2002 and 2001, respectively, as their effects would have been anti-dilutive.

8. Fair Value of Stock Options

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended December 31,

	2002	2001
	(unaudited)
Net income—as reported	$28,735	$29,967

Pro forma net income	$25,064	$25,846

Basic earnings per share—as reported	$0.27	$0.28

Basic earnings per share—pro forma	$0.24	$0.24

Diluted earnings per share—as reported	$0.27	$0.28

Diluted earnings per share—pro forma	$0.23	$0.24

The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

	Three Months Ended December 31,
	2002	2001
Volatility	27.29%	35.80%
Risk-free rate	3.69%	5.66%
Expected holding period	8.0 years	7.8 years
Dividend yield	0.00%	0.00%

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

9. Segment Information

The Company’s operating subsidiaries are engaged in the manufacture and sale of laboratory products in the United States and other countries. The Company’s products are categorized in the business segments of: clinical diagnostics; labware and life sciences; and laboratory equipment. A description of the business segments follows:

Our clinical diagnostics business segment manufactures and sells products primarily to clinical and commercial laboratories and to scientific research and industrial customers. These products are used in a number of diagnostic procedures—specimen collection, specimen transportation, drug testing, therapeutic drug monitoring, infectious disease detection, pregnancy testing, glucose tolerance testing, and clinical diagnostic liquid standards, among others. Diagnostic applications include anatomical pathology (histology and cytology) and immunohistochemistry, with an emphasis on cancer applications. Products include:

•	microscope slides, cover glass, glass tubes and vials;
•	stains and reagents;
•	histology and immunochemistry instrumentation;
•	diagnostic test kits;
•	sample vials used in diagnostic testing;
•	culture media;
•	diagnostic reagents;
•	other products used in detecting causes of various infections, diseases, conditions, and therapeutic drugs or drugs of abuse; and
•	thin glass for watch crystals, cosmetic mirrors, precision and coated glass used in various optic applications.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

•	reusable plastic and glass products (e.g., bottles, carboys, graduated ware, beakers and flasks);
•	disposable plastic and glass products;
•	products for critical packaging applications;
•	environmental and safety containers;
•	instruments used in drug discovery;
•	autosampler vials and seals used in chromatography analysis; and
•	various consumable products for use in applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling, genomics, and high-throughput screening for pharmaceutical drug discovery.

Our laboratory equipment business segment manufactures basic laboratory equipment needed by medical, pharmaceutical, and scientific laboratories. Applications of these products include heating, cooling, shaking, stirring, mixing, and temperature control as well as precision temperature measurement and water purification and production. The products include:

•	heating, stirring and temperature control apparatus such as hot plates, stirrers, shakers, heating tapes, muffle furnaces, incubators, dri-baths, bench top sterilizers, and cryogenic storage apparatus;
•	systems for producing ultra pure water;
•	bottle top dispensers, positive displacement micropipettors, and small mixers used in biomolecular research;
•	solvent evaporation equipment;
•	constant temperature equipment including refrigerators/freezers, ovens, water baths, and environmental chambers; and
•	furnaces and fluorometers, spectrophotometers, and strip chart recorders.

The costs of some corporate functions are allocated to the business segments at predetermined rates which approximate cost. Information on these business segments is summarized as follows (unaudited):

	Clinical Diagnostics	Labware and Life Sciences	Laboratory Equipment	Eliminations	Total
Three Months Ended December 31, 2002
Revenues:
External customer	$126,700	$111,251	$28,586	$—	$266,537
Intersegment	2,576	254	43	(2,873)	—
Total revenues	129,276	111,505	28,629	(2,873)	266,537
Gross profit	58,894	57,275	12,304	—	128,473
Selling general and administrative	30,218	34,200	7,733	—	72,151
Operating income	28,676	23,075	4,571	—	56,322
Segment assets	1,056,996	821,289	181,301	—	2,059,586
Three Months Ended December 31, 2001
Revenues:
External customer	$117,520	$96,105	$29,562	$—	$243,187
Intersegment	1,341	165	244	(1,750)	—
Total revenues	118,861	96,270	29,806	(1,750)	243,187
Gross profit	57,047	49,043	12,643	—	118,733
Selling general and administrative	26,783	27,562	7,338	—	61,683
Operating income	30,264	21,481	5,305	—	57,050

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

10. Condensed Consolidating Financial Statements

The Company’s material U.S. subsidiaries are guarantors to its Revolving Credit Facility, 8% Senior Notes, and senior convertible contingent debt securities (CODES). Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below are the condensed consolidating balance sheets as of December 31, 2002 and September 30, 2002, statements of operations for the three months ended December 31, 2002 and 2001, and statements of cash flows for the three months ended December 31, 2002 and 2001, of Apogent Technologies Inc. and its subsidiaries, reflecting the subsidiary guarantors for the Revolving Credit Facility, 8% Senior Notes, and CODES. For guarantors acquired during the period, the results of operations are included from the date of acquisition.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets

	As of December 31, 2002 (unaudited)
(In thousands)	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,267	$—	$7,675	$(7,187)	$15,755
Accounts receivable, net	—	131,616	38,452	—	170,068
Inventories, net	1,263	168,943	56,452	(7,076)	219,582
Other current assets	13,892	18,769	6,848	—	39,509

Total current assets	30,422	319,328	109,427	(14,263)	444,914

Property, plant and equipment, net	12,398	190,636	69,341	—	272,375
Intangible assets	11,107	1,016,990	240,453	—	1,268,550
Investment in subsidiaries	2,155,427	57,712	(1,185)	(2,211,954)	—
Other assets	63,797	8,911	1,039	—	73,747

Total assets	$2,273,151	$1,593,577	$419,075	$(2,226,217)	$2,059,586

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$507	$41,181	$12,065	$(7,187)	$46,566
Short-term debt and current portion of long-term debt	—	25,250	13,637	—	38,887
Income taxes payable	24,515	19,613	8,445	(2,179)	50,394
Accrued expenses and other current liabilities	10,173	29,758	26,901	—	66,832

Total current liabilities	35,195	115,802	61,048	(9,366)	202,679

Long-term debt	—	650,568	50	—	650,618
Securities lending agreement	59,592	—	—	—	59,592
Deferred income taxes	116,353	3,831	14,720	—	134,904
Other liabilities	12,881	3,004	1,359	—	17,244
Net intercompany payable/(receivable)	723,556	(935,474)	211,882	36	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders' equity
Preferred stock	—	—	—	—	—
Common stock	1,070	—	—	—	1,070
Equity rights	—	—	—	—	—
Additional paid-in-capital	251,955	2,135,019	78,793	(2,193,340)	272,427
Retained earnings (deficit)	1,124,121	(377,002)	53,954	(23,547)	777,526
Other comprehensive income	(13,481)	(2,171)	(2,731)	—	(18,383)
Treasury stock (at cost)	(38,091)	—	—	—	(38,091)

Total shareholders' equity	1,325,574	1,755,846	130,016	(2,216,887)	994,549

Total liabilities and shareholders' equity	$2,273,151	$1,593,577	$419,075	$(2,226,217)	$2,059,586

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets—Continued

	As of September 30, 2002
(In thousands)	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,889	$—	$3,991	$(7,553)	$16,327
Accounts receivable, net	—	148,637	38,313	—	186,950
Inventories, net	1,263	157,386	51,413	(6,065)	203,997
Other current assets	20,703	12,098	6,954	(503)	39,252

Total current assets	41,855	318,121	100,671	(14,121)	446,526

Property, plant and equipment, net	12,592	193,008	65,293	—	270,893
Intangible assets	12,025	994,596	236,492	—	1,243,113
Investment in subsidiaries	2,090,958	57,712	(1,185)	(2,147,485)	—
Other assets	64,018	10,561	974	—	75,553

Total assets	$2,221,448	$1,573,998	$402,245	$(2,161,606)	$2,036,085

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$316	$49,178	$11,838	$(7,553)	$53,779
Short-term debt and current portion of long-term debt	—	25,336	10,656	—	35,992
Income taxes payable	45,102	—	10,240	(2,278)	53,064
Accrued expenses and other current liabilities	32,603	26,574	14,389		73,566

Total current liabilities	78,021	101,088	47,123	(9,831)	216,401

Long-term debt	—	634,995	25	—	635,020
Securities lending agreement	60,183	—	—	—	60,183
Deferred income taxes	116,568	1,190	14,342	—	132,100
Other liabilities	12,525	3,284	1,434	—	17,243
Net intercompany payable/(receivable)	748,402	(960,623)	216,305	(4,084)	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,070	—	—	—	1,070
Equity rights	—	—	—	—	—
Additional paid-in-capital	251,210	2,070,551	78,793	(2,128,872)	271,682
Retained earnings (deficit)	991,114	(269,931)	50,547	(22,939)	748,791
Other comprehensive income	(17,659)	(6,556)	(6,324)	4,120	(26,419)
Treasury stock (at cost)	(19,986)	—	—	—	(19,986)

Total shareholders’ equity	1,205,749	1,794,064	123,016	(2,147,691)	975,138

Total liabilities and shareholders’ equity	$2,221,448	$1,573,998	$402,245	$(2,161,606)	$2,036,085

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

Condensed Consolidating Statements of Operations

	For the Three Months Ended December 31, 2002 (unaudited)
(In thousands)	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$225,344	$62,310	$(21,117)	$266,537
Cost of sales	—	120,385	37,786	(20,107)	138,064

Gross profit	—	104,959	24,524	(1,010)	128,473
Selling, general and administrative expenses	7,254	48,588	16,309	—	72,151

Operating income	(7,254)	56,371	8,215	(1,010)	56,322
Other income (expense):
Interest expense	—	(10,349)	(50)	—	(10,399)
Other, net	—	(264)	(151)	—	(415)

Income before income taxes and discontinued operation	(7,254)	45,758	8,014	(1,010)	45,508
Income taxes	(3,017)	16,702	2,925	—	16,610

Income from continuing operations	(4,237)	29,056	5,089	(1,010)	28,898
Loss from discontinued operation	—	(163)	—	—	(163)

Net income	$(4,237)	$28,893	$5,089	$(1,010)	$28,735

	For the Three Months Ended December 31, 2001 (unaudited)
(In thousands)	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$207,329	$52,738	$(16,880)	$243,187
Cost of sales	—	109,350	31,317	(16,213)	124,454

Gross profit	—	97,979	21,421	(667)	118,733
Selling, general and administrative expenses	5,784	42,056	13,843	—	61,683

Operating income	(5,784)	55,923	7,578	(667)	57,050
Other income (expense):
Interest expense	—	(10,204)	(28)	—	(10,232)
Other, net	(855)	1,497	7	—	649

Income before income taxes and discontinued operation	(6,639)	47,216	7,557	(667)	47,467
Income taxes	(2,669)	17,281	2,766	—	17,378

Income from continuing operations	(3,970)	29,935	4,791	(667)	30,089
Loss from discontinued operation	—	(122)	—	—	(122)

Net income	$(3,970)	$29,813	$4,791	$(667)	$29,967

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(dollars in thousands except per share data, or when specified in millions)

Condensed Consolidating Statements of Cash Flows

	For the Three Months Ended December 31, 2002 (unaudited)
(In thousands)	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities:	$13,706	$9,127	$4,943	$—	$27,776

Cash flows from investing activities:
Capital expenditures	(377)	(5,850)	(4,183)	—	(10,410)
Proceeds from sales of property, plant and equipment	—	153	101	—	254
Net payments for businesses acquired	—	(20,834)	—	—	(20,834)
Other investing activities	—	2,070	—	—	2,070

Net cash used in investing activities	(377)	(24,461)	(4,082)	—	(28,920)

Cash flows from financing activities:
Proceeds from long-term debt	—	117,800	—	—	117,800
Principal payments on long-term debt	—	(102,100)	—	—	(102,100)
Proceeds from the exercise of stock options	1,373	—	—	—	1,734
Purchase of treasury stock	(18,733)	—	—	—	(19,730)
Other	(591)	—	(1,986)	—	(1,941)

Net cash provided by (used in) financing activities	(17,951)	15,700	(1,986)	—	(4,237)
Effect of exchange rate on cash and cash equivalents	—	—	4,809	—	4,809

Net increase (decrease) in cash and cash equivalents	(4,622)	366	3,684	—	(572)
Cash and cash equivalents at beginning of year	19,889	(7,553)	3,991	—	16,327

Cash and cash equivalents at end of year	$15,267	$(7,187)	$7,675	$—	$15,755

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$18,659	$87	$—	$18,746

Income taxes	$15,702	$—	$3,046	$—	$18,748

Capital lease obligations incurred	$—	$34	$10	$—	$44

	For the Three Months Ended December 31, 2001 (unaudited)
(In thousands)	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$(14,570)	$27,889	$11,337	$—	$24,656

Cash flows from investing activities:
Capital expenditures	(150)	(4,511)	(1,669)	—	(6,330)
Proceeds from sales of property, plant and equipment	—	24	26	—	50
Net payments for businesses acquired	—	(34,591)	(3,737)	—	(38,328)

Net cash used in investing activities	(150)	(39,078)	(5,380)	—	(44,608)

Cash flows from financing activities:
Proceeds from long-term debt	68,700	383,200	—	—	451,900
Principal payments on long-term debt	—	(360,468)	(6)	—	(360,474)
Proceeds from the exercise of stock options	1,746	—	—	—	1,746
Other	—	(8,290)	920	—	(7,370)

Net cash provided by financing activities	70,446	14,442	914	—	85,802
Effect of exchange rate on cash and cash equivalents	—	—	(3,983)	—	(3,983)

Net increase in cash and cash equivalents	55,726	3,253	2,888	—	61,867
Cash and cash equivalents at beginning of year	4,145	(5,652)	10,699	—	9,192

Cash and cash equivalents at end of year	$59,871	$(2,399)	$13,587	$—	$71,059

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$16,956	$80	$—	$17,036

Income taxes	$14,200	$—	$—	$—	$14,200

Capital lease obligations incurred	$—	$30	$—	$—	$30

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The subsidiaries of Apogent are leading manufacturers of value-added products for the clinical diagnostics, labware and life sciences, and laboratory equipment markets in the United States and abroad. Apogent provides products under three business segments—clinical diagnostics, labware and life sciences, and laboratory equipment. The primary subsidiaries in each of our business segments are as follows:

Clinical Diagnostics	Labware and Life Sciences

Applied Biotech, Inc.	Advance Biotechnologies Ltd.
Capitol Vial, Inc.	BioRobotics Limited
Chase Scientific Glass, Inc.	Chromacol Limited
Erie Electroverre S.A.	Marsh BioProducts
Erie Scientific Company	Matrix Technologies Corporation
Forefront Diagnostics, Inc.	Molecular BioProducts, Inc.
Gerhard Menzel Glasbearbeitungswerk	Nalge Nunc International Corporation
GmbH & Co. K.G.	Nalge Nunc International K.K.
Lab Vision Corporation Microgenics Corporation	National Scientific Company Nunc A/S
Microm International GmbH	Robbins Scientific Corporation
Neomarkers, Inc.
The Naugatuck Glass Company	Laboratory Equipment
Remel Inc.
Richard-Allan Scientific Company	Barnstead Thermolyne Corporation
Samco Scientific Corporation	Electrothermal Engineering, Ltd.
Seradyn, Inc.	Genevac Limited
Lab-Line Instruments, Inc.

When we use the terms “we” or “our” in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 2002 and 2001 are the Company’s first quarters of fiscal 2003 and 2002, respectively. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

Results of Operations

Summary

Net sales for the first quarter of fiscal 2003 were $266.5 million, an increase of $23.4 million, or 9.6% from $243.2 million for the first quarter of fiscal 2002. The increase in net sales was primarily the result of sales of products from acquired companies and to a lesser extent net sales of clinical consumable and research consumable products. These increases are partially offset by declines in existing product sales within the laboratory equipment business and continued softness in the demand for drugs-of-abuse, pregnancy, and life science instrumentation products.

Gross Profit for the first quarter of fiscal 2003 was $128.5 million, or 48.2% of net sales as compared to $118.7 million, or 48.8% of net sales for the first quarter of fiscal 2002.

Selling, general and administrative expenses for the first quarter of fiscal 2003 were $72.2 million, as compared to $61.7 million for the first quarter of fiscal 2002. The increases in selling, general and administrative expenses are primarily related to the costs of relocating our Murex production from a shared facility to a new state-of-the-art manufacturing facility as well as increases in pension and other employee-related expenses.

Operating income for the first quarter of fiscal 2003 was $56.3 million, as compared to $57.1 million for the first quarter of fiscal 2002.

Net income for the first quarter of fiscal 2003 was $28.7 million, as compared to $30.0 million for the first quarter of fiscal 2002.

Quarter Ended December 31, 2002 Compared to the Quarter Ended December 31, 2001

Net Sales

	Three Months Ended December 31,		Dollar Change	Percent Change
	2002	2001
Net Sales	(dollars in thousands and unaudited)
Clinical Diagnostics	$126,700	$117,520	$9,180	7.8%
Labware and Life Sciences	111,251	96,105	15,146	15.8%
Laboratory Equipment	28,586	29,562	(976)	-3.3%

Total Net Sales	$266,537	$243,187	$23,350	9.6%

Overall Company. Net sales for the first quarter of fiscal 2003 were $266.5 million, an increase of $23.4 million or 9.6% over the corresponding fiscal 2002 quarter.

Clinical Diagnostics. Increased net sales in the clinical diagnostics segment resulted primarily from: (a) net sales of products of acquired companies (approximately $9.0 million), (b) foreign currency fluctuations (approximately $1.4 million), and (c) increased net sales of new products developed by us (approximately $1.3 million). Net sales were partially reduced by: (a) price reductions (approximately $1.5 million) and (b) a decrease in net sales of existing products (approximately $1.0 million).

Labware and Life Sciences. Increased net sales in the labware and life sciences segment resulted primarily from: (a) net sales of products of acquired companies (approximately $4.6 million), (b) an increase in net sales of existing products (approximately $4.0 million), (c) increased net sales of new products developed by us (approximately $3.5 million), (d) foreign currency fluctuations (approximately $2.3 million), and (e) price increases (approximately $0.7 million).

Laboratory Equipment. Reduced net sales in the laboratory equipment segment resulted primarily from a decrease in net sales of existing products (approximately $3.6 million). Net sales were partially increased by: (a) an increase in net sales of new products developed by us (approximately $1.8 million), (b) price increases (approximately $0.4 million), and (c) foreign currency fluctuations (approximately $0.4 million).

Gross Profit

	Three Months Ended December 31,
	2002	Percent of Sales	2001	Percent of Sales	Dollar Change	Percent Change
Gross Profit		(dollars in thousands and unaudited)
Clinical Diagnostics	$58,894	46.5%	$57,047	48.5%	$1,847	3.2%
Labware and Life Sciences	57,275	51.5%	49,043	51.0%	8,232	16.8%
Laboratory Equipment	12,304	43.0%	12,643	42.8%	(339)	-2.7%

Total Gross Profit	$128,473	48.2%	$118,733	48.8%	$9,740	8.2%

Overall Company. Gross profit for the first quarter of fiscal 2003 was $128.5 million, or 48.2% of net sales, as compared to $118.7 million, or 48.8% of net sales for the corresponding fiscal 2002 quarter.

Clinical Diagnostics. Increased gross profit in the clinical diagnostics segment resulted primarily from: (a) the effects of acquired companies (approximately $4.4 million), (b) reductions in manufacturing overhead (approximately $0.5 million), (c) foreign currency fluctuations (approximately $0.5 million), and (d) the effects of new products (approximately $0.3 million). Gross profit was partially reduced by: (a) product mix (approximately $2.0 million), (b) price reductions (approximately $1.5 million), and (c) higher inventory write-downs (approximately $0.4 million).

Labware and Life Sciences. Increased gross profit in the labware and life sciences segment resulted primarily from: (a) the effects of acquired companies (approximately $2.1 million), (b) increased volume (approximately $1.8 million), (c) the effects of new products (approximately $1.6 million), (d) product mix (approximately $1.2 million), (e) foreign currency fluctuations (approximately $1.0 million), (f) price increases (approximately $0.7 million), and (g) lower inventory write-downs (approximately $0.6 million). Gross profit was slightly reduced by increased manufacturing overhead (approximately $0.8 million).

Laboratory Equipment. Decreased gross profit in the laboratory equipment segment resulted primarily from: (a) decreased volume (approximately $1.2 million), (b) the effects of new products (approximately $0.2 million), (c) higher inventory write-downs (approximately $0.1 million), and (d) increased manufacturing overhead (approximately $0.1 million). Gross profit was partially increased by: (a) the effects of new products (approximately $0.7 million), (b) price increases (approximately $0.4 million), and (c) foreign currency fluctuations (approximately $0.2 million).

Selling, General and Administrative Expenses

	Three Months Ended December 31,		Dollar Change	Percent Change
	2002	2001
Selling, General and Administrative Expenses	(dollars in thousands and unaudited)
Clinical Diagnostics	$30,218	$26,783	$3,435	12.8%
Labware and Life Sciences	34,200	27,562	6,638	24.1%
Laboratory Equipment	7,733	7,338	395	5.4%

Total Selling, General and Administrative Expenses	$72,151	$61,683	$10,468	17.0%

Overall Company. Selling, general and administrative expenses for the first quarter of fiscal 2003 were $72.2 million, an increase of $10.5 million, or 17.0% over the corresponding fiscal 2002 quarter.

Clinical Diagnostics. Increased selling, general and administrative expenses in the clinical diagnostics segment resulted primarily from: (a) expenses of acquired businesses (approximately $1.2 million), (b) general and administrative expenses (approximately $0.7 million), (c) an increase in amortization expense (approximately $0.7 million), (d) foreign currency fluctuations (approximately $0.4 million), (e) marketing expenses (approximately $0.3 million), and (f) research and development expenses (approximately $0.1 million).

Labware and Life Sciences. Increased selling, general and administrative expenses in the labware and life sciences segment resulted primarily from: (a) general and administrative expenses (approximately $2.0 million), (b) expenses of acquired businesses (approximately $1.6 million), (c) marketing expenses (approximately $1.3 million), (d) foreign currency fluctuations (approximately $1.1 million), (e) research and development expense (approximately $0.3 million), and (f) increased amortization expense (approximately $0.3 million).

Laboratory Equipment. Increased selling, general and administrative expenses in the laboratory equipment segment resulted primarily from: (a) marketing expenses (approximately $0.2 million), (b) foreign currency fluctuations (approximately $0.2 million), and (c) general and administrative expenses (approximately $0.1 million). Selling, general and administrative expenses were partially decreased by research and development expenses (approximately $0.1).

Operating Income

	Three Months Ended December 31,		Dollar Change	Percent Change
	2002	2001
Operating Income	(dollars in thousands and unaudited)
Clinical Diagnostics	$28,676	$30,264	$(1,588)	-5.2%
Labware and Life Sciences	23,075	21,481	1,594	7.4%
Laboratory Equipment	4,571	5,305	(734)	-13.8%

Total Operating Income	$56,322	$57,050	$(728)	-1.3%

Operating income for the first quarter of fiscal 2003 was $56.3 million, a decrease of $0.7 million, or 1.3%, from $57.1 million for the corresponding fiscal 2002 quarter.

Interest Expense

Interest expense was $10.4 million for the first quarter of fiscal 2003, as compared to $10.2 million for the corresponding fiscal 2002 quarter.

Other Income

Other income was $0.5 million for the first quarter of fiscal 2003, as compared to other income of $1.5 million in the corresponding fiscal 2002 quarter. This decrease of $1.0 million is primarily due to the reduction of income from an equity investment in a joint venture.

Income Taxes

Taxes on income from continuing operations for the first quarter of fiscal 2003 were $16.6 million, a decrease of $0.8 million from the corresponding fiscal 2002 quarter. This decrease resulted primarily from a decrease in taxable income.

Income from Continuing Operations

Income from continuing operations for the first quarter of fiscal 2003 was $28.9 million, a decrease of $1.2 million, or 4.3%, from $30.1 million for the corresponding fiscal 2002 quarter.

Discontinued Operations

The losses from the discontinued operations, net of tax, of $0.2 million and $0.1 million for the first quarters of fiscal 2003 and 2002, respectively, were the result of operating losses from VPT.

Net Income

Net income for the first quarter of fiscal 2003 was $28.7 million, a decrease of $1.3 million, or 4.3%, from $30.0 million for the corresponding fiscal 2002 quarter.

Liquidity and Capital Resources

Our capital requirements arise principally from indebtedness incurred in connection with our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, our stock repurchase program, the purchase of various businesses and product lines in execution of our acquisition strategy, the periodic expansion and/or acquisition of physical facilities, and our obligation to pay rent under the sale/leaseback facility.

Net cash provided by operating activities was $27.8 million for the three months ended December 31, 2002, as compared to $24.7 million for the same period in fiscal 2001. The increase in net cash provided primarily reflects an increase in depreciation and amortization of $3.2 million primarily attributable to prior year acquisitions. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $17.6 million for the first three months of fiscal 2003. This cash outflow was primarily the result of an increase in inventories ($14.1 million) and decreases in accrued interest ($8.4 million), accounts payable ($7.7 million), accrued payroll and employee benefits ($3.9 million), income taxes payable ($3.2 million) and the restructuring reserve ($0.4 million). The cash outflows were partially offset by a decrease in accounts receivable ($18.9 million) and net changes in other current and long-term assets and liabilities of ($1.2 million).

As a result of the acquisition of our predecessor in 1987 and the acquisitions we completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with accounting principles generally accepted in the United States. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets. Goodwill and intangible assets, net of amortization, increased by approximately $25.4 million during the first three months of fiscal 2003, primarily as a result of continued acquisition activity.

Net cash used in investing activities was $28.9 million for the three months ended December 31, 2002, as compared to $44.6 million for the same period in fiscal 2002. Net cash used in investing activities for the three months ended December 31, 2002 primarily reflects the net payment for businesses acquired of $20.8 million, capital expenditures of $10.4 million and receipt of $2.1 million from an equity investment in a joint venture. Net cash used in investing activities for the three months ended December 31, 2001 primarily reflects payment for businesses acquired of $38.3 million and capital expenditures of $6.3 million. Apogent has no current material commitments for capital expenditures but does expect to incur approximately $65.0 million in purchases during fiscal year 2003.

Net cash used in financing activities was $4.2 million for the three months ended December 31, 2002, as compared to cash provided by financing activities of $85.8 million for the same period in fiscal 2002. The net cash used in financing activities for the three months ended December 31, 2002 primarily resulted from $19.7 million in treasury stock purchases offset by $15.7 million in net proceeds from our Revolving Credit Facility. The net cash provided by financing activities for the three months ended December 31, 2001 were primarily related to proceeds from our CODES offering of $300.0 million (see below) and Revolving Credit Facility of $151.9 million. These amounts were partially offset by payments made on the Revolving Credit Facility of $360.5 million. Financing fees of $8.3 million were paid in connection with the CODES offering.

On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based on specified factors including but not limited to the sale price of the Company’s common stock, trading prices of the CODES, maintenance of the Company’s credit ratings, and the occurrence of specified corporate transactions), into Apogent Common Stock at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or, subject to specified exceptions, upon a change of control event. Certain of the Company’s U.S. subsidiaries guarantee the Company’s obligations under the CODES. The proceeds from the issuance were used to repay the outstanding balance on our Revolving Credit Facility, and for general corporate purposes. As of December 31, 2002 there was $15.7 million outstanding and $449.9 million available on the Revolving Credit Facility.

The CODES, 8% Senior Notes, and the Revolving Credit Facility all contain certain cross default provisions. Some of the Revolving Credit Facility provisions include financial and operating covenants which, if not met, could cause acceleration of payments on outstanding balances. The covenants include, among other things; restrictions on investments, requirements that the Company maintain certain financial ratios, requirements that the Company maintain certain credit ratings, restrictions on the ability of the Company and its subsidiaries to create or permit liens, or to pay dividends or make other restricted payments (as defined), and limitations on incurrence of additional indebtedness. The Company is not aware of any violations of these covenants and does not anticipate any such violations in light of current business conditions.

On January 28, 2003, the Company announced the authorization of a stock repurchase program for the repurchase by the Company in open market transactions from time to time of up to five million shares of Apogent common stock. This program runs through January 28, 2004 unless earlier terminated or completed. Shares will be repurchased at times and prices deemed appropriate to the Company. The Company will use cash generated from operations as well as available credit facilities in order to repurchase these shares.

The Company believes that it will continue to be able to meet its present and foreseeable capital and liquidity needs from its existing resources.

Application of Critical Accounting Policies

The preparation of the financial statements contained within this report requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates and judgments. Certain of the Company’s accounting policies represent a selection among acceptable alternatives under GAAP; however, management believes the policies used best represent the underlying transactions reflected in the financial statements. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements.

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

In connection with annual impairment tests for SFAS 142, fair market valuations are performed for each of the reporting units. These valuations require certain assumptions from management regarding future operating performance as well as various industry trends. Fluctuations in these assumptions could have a material impact on the values ascribed to the reporting units and could result in an indication of impairment. These assumptions include, but are not limited to, estimated future cash flows, estimated sales growth, and weighted average cost of capital for each of the reporting units. In order to make informed assumptions, management relies on certain public information and statistical and industry information as well as internal forecasts to determine the various assumptions. In the event that industry, general economic and company trends change, these assumptions will change and impact the calculated fair market values.

Through its acquisition program, the Company has accumulated a large number of intangible assets. The allocation of purchase price premiums to intangible assets, tangible assets and goodwill involves estimates based on fair value assumptions. Estimated lives assigned to the tangible and intangible assets acquired in a business purchase also involve the use of estimates. These matters that are subject to judgments and estimates are inherently uncertain, and different amounts could be reported using different methodologies. Management uses its best estimate in determining the appropriate values and estimated lives to reflect in the financial statements, using historical experience, market data, and all other available information. In most instances the Company uses outside valuation firms to recommend purchase price allocations and estimated lives, after an acquisition is completed.

The Company has three defined benefit pension plans covering a significant number of domestic employees. Accounting for these plans requires the use of actuarial assumptions, including estimates on the expected long-term rate of return on assets and discount rates. In order to make informed assumptions, management relies on outside actuarial firms as well as public market data and general economic information. If changes in any of these assumptions occur, they may materially affect certain amounts reported on the Company’s balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets could result in an increase in the Company’s pension liability and a charge to equity.

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

Off-Balance Sheet Arrangement

The Company holds a minority interest in an unconsolidated joint venture that is accounted for as an equity investment. The Company owns less than 50% of the underlying joint venture. As of December 31, 2002 the equity investment in this entity, included in “Other Assets,” was approximately $9.5 million. Net income from the joint venture for the first quarter of fiscal 2003 was approximately $0.4 million and is included in “Other Income.” The joint venture is limited to the extent it can incur any debt other than trade payables arising out of its business activities and does not hold any assets other than inventory and trade receivables. As of December 31, 2002, the joint venture did not have any debt other than trade payables arising out of its business activities.

Disclosures About Contractual Obligations and Commercial Commitments

In its day-to-day business activities, the Company incurs certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following table (in millions):

Contractual Obligations	Total	Payments Due by Period
		Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$688.9	$38.5	$317.0	$1.4	$332.0
Capital Lease Obligations	0.6	0.3	0.3	—	—
Operating Leases	70.1	12.3	19.8	14.7	23.3
Unconditional Purchase Obligations	15.6	14.2	1.4	—	—
Other Long-Term Obligations	None	—	—	—	—
Total Contractual Cash Obligations	$775.2	$65.3	$338.5	$16.1	$355.3

Other Commercial Commitments	Total Amounts Committed		Amount of Commitment Expiration Per Period
			Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Lines of Credit	$—		$—	$—	$—	$—
Standby Letters of Credit	34.4		33.0	—	1.4	—
Guarantees	None	(1)	—	—	—	—
Standby Repurchase Obligations	None		—	—	—	—
Other Commercial Commitments	None		—	—	—	—
Total Commercial Commitments	$34.4		$33.0	$—	$1.4	$—

(1)	Certain of the Company’s domestic subsidiaries are guarantors under the Company’s Revolving Credit Facility, 8% Senior Notes, and CODES.

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

We are organized as a holding company, with all of our net sales generated through our subsidiaries. Approximately 20% of our net sales and 6% of our operating cash flow for fiscal 2002 were from foreign subsidiaries. Consequently, our operating cash flow and ability to service indebtedness depend in part upon the operating cash flow of our subsidiaries, including foreign subsidiaries and the payment of funds by them to us in the form of loans, dividends or otherwise. Their ability to pay dividends and make loans, advances and other payments to us depends upon any statutory or other contractual restrictions that apply, which may include requirements to maintain minimum levels of working capital and other assets.

Our international operations pose currency and other risks.

We have significant operations outside the United States, where a significant portion of our revenue is generated. We are therefore subject to risk factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost of our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Our sales were increased by $3.1 million in fiscal 2002 and reduced by $10.1 million in fiscal 2001 by the impact of currency fluctuations. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries that have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with an economic downturn in other countries. In addition, world events can increase the volatility of the currency markets, and such volatility could affect our financial results.

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

Some of the industries served by our products are characterized by rapid technological changes and new product introductions. Some of our competitors may invest more heavily in research or product development than we do. Successful new product offerings depend upon a number of factors, including our ability to:

•	accurately anticipate customer needs;
•	innovate and develop new technologies and applications;
•	successfully commercialize new products in a timely manner;
•	price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and
•	differentiate our offerings from those of our competitors.

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

Our separation from SDS poses a potential tax sharing and indemnification risk.

In December 2000, we spun off our dental businesses which are now owned by Sybron Dental Specialties, Inc. (“SDS”). We and SDS each agreed to indemnify the other with respect to certain indebtedness, liabilities, and obligations, including potential tax liabilities if future transactions change the tax treatment of the Spin-Off. Our ability to collect on these indemnities from SDS, if applicable, depends upon the future financial strength of SDS.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no substantial change in market risk to the Company since September 30, 2002, the end of our prior fiscal year.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Apogent’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that Apogent’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There have not been any significant changes in Apogent’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II—OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on January 28, 2003. A quorum was present at the Annual Meeting, with 99,631,344 shares out of a total of 106,053,287 (93.46%) shares entitled to cast votes represented in person or by proxy at the meeting.

Proposal Number 1: To elect three directors to serve as Class II Directors until the 2006 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

The shareholders voted to elect Stephen R. Hardis, R. Jeffrey Harris and Frank H. Jellinek, Jr. to serve as Class II directors until the 2006 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

	Mr. Hardis	Mr. Harris	Mr. Jellinek
For	97,457,776	97,891,562	97,922,876
Withheld From	2,173,557	1,739,772	1,708,458

The terms of office as directors of William H. Binnie, Don H. Davis, Jr., Christopher L. Doerr, Joe L. Roby, Richard W. Vieser, and Kenneth F. Yontz continued after the meeting.

Item 5: Other Information

STOCK REPURCHASE PROGRAM

The Board of Directors at its meeting on January 28, 2003 authorized a new stock repurchase program for the repurchase by Apogent in open market transactions from time to time of up to five million shares of Apogent common stock. This is in addition to the two million share repurchase program authorized in July of 2002 which was completed in December 2002. The new program is effective immediately and would run through January 28, 2004 unless earlier terminated or completed.

CHIEF FINANCIAL OFFICER

The Board of Directors at its meeting on January 28, 2003, confirmed the appointment of Dennis B. Brown as Chief Financial Officer and Treasurer.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

See Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

(b) Reports on Form 8-K:

Apogent filed on December 18, 2002, as amended on January 10, 2003, a Current Report on Form 8-K reporting the special purpose financial statement of Capital Vial.

Apogent filed on January 6, 2003 a Current Report on Form 8-K announcing the resignation of Jeffrey C. Leathe as its Executive Vice President, Chief Financial Officer and Treasurer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

APOGENT TECHNOLOGIES INC. (Registrant)

Date: February 13, 2003		/s/ Dennis B. Brown
Dennis B. Brown Chief Financial Officer*
	*	Executing as both the principal financial officer and a duly authorized officer of the Company

CERTIFICATIONS

I, Frank H. Jellinek, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Apogent Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Frank H. Jellinek Jr.

Frank H. Jellinek, Jr.

Chief Executive Officer

CERTIFICATIONS

I, Dennis B. Brown, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Apogent Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Dennis B. Brown

Dennis B. Brown

Chief Financial Officer

APOGENT TECHNOLOGIES INC.

(the “Registrant”)

(Commission File No. 1-11091)

EXHIBIT INDEX

to

QUARTERLY REPORT ON FORM 10-Q FOR

THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith
12	Computation of Ratio of Earnings to Fixed Charges		X
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X