Form 10-Q
period 2003-03-31
APOGENT TECHNOLOGIES INC
filed 2003-05-13
CIK 824803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

YES  ☐                                NO  ☒

At April 21, 2003, there were 102,194,940 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

Item 1:    Financial Statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$17,406	$16,327
Accounts receivable (less allowance for doubtful accounts of $4,288 and $5,723, respectively)	176,941	186,950
Inventories	207,308	203,997
Deferred income taxes	14,127	14,127
Prepaid expenses and other current assets	18,442	19,689
Assets of discontinued operations—held for sale	52,404	5,436

Total current assets	486,628	446,526
Available for sale security	58,579	60,183
Property, plant and equipment, net	266,289	270,893
Intangible assets, net	1,154,949	1,243,113
Other assets	18,285	15,370

Total assets	$1,984,730	$2,036,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and overdrafts	$14,026	$10,640
Current portion of long-term debt	2,207	25,352
Accounts payable	46,281	53,779
Income taxes payable	49,332	53,064
Accrued payroll and employee benefits	29,243	32,009
Accrued interest expense	16,183	16,630
Restructuring reserve	874	1,548
Other current liabilities	29,452	23,074
Liabilities of discontinued operations	5,338	305

Total current liabilities	192,936	216,401
Long-term debt, less current portion	697,520	635,020
Securities lending agreement	58,579	60,183
Deferred income taxes	123,400	132,100
Other liabilities	17,028	17,243
Commitments and contingent liabilities	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000,000 shares	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 107,019,535 and 106,976,877 shares, respectively; outstanding 102,194,940, and 105,967,853 shares, respectively	1,067	1,070
Equity rights, 50 rights at $1.09 per right	—	—
Additional paid-in capital	270,627	271,682
Retained earnings	721,142	748,791
Accumulated other comprehensive loss	(13,574)	(26,419)
Treasury common stock, 4,824,595 and 1,009,024 shares at cost	(83,995)	(19,986)

Total shareholders’ equity	895,267	975,138

Total liabilities and shareholders’ equity	$1,984,730	$2,036,085

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net sales	$276,638	$255,088	$534,436	$489,062
Cost of sales	145,409	126,757	278,366	246,446
Cost of products sold
Restructuring charges	—	3,673	—	3,673

Total cost of sales	145,409	130,430	278,366	250,119

Gross profit	131,229	124,658	256,070	238,943
Selling, general and administrative expenses	71,310	63,029	139,940	121,922
Restructuring charges	332	1,614	332	1,614

Total selling, general and administrative expenses	71,642	64,643	140,272	123,536

Operating income	59,587	60,015	115,798	115,407
Other income (expense):
Interest expense	(10,381)	(10,344)	(20,792)	(20,578)
Amortization of deferred financing fees	(891)	(914)	(1,803)	(1,741)
Other, net	289	800	780	2,309

Income from continuing operations before income taxes	48,604	49,557	93,983	95,397
Income taxes	17,740	18,138	34,304	34,915

Income from continuing operations	30,864	31,419	59,679	60,482
Discontinued operations, net of income tax benefit	(87,246)	(12,470)	(87,328)	(11,562)

Net income (loss)	$(56,382)	$18,949	$(27,649)	$48,920

Basic earnings per common share from continuing operations	$0.30	$0.30	$0.57	$0.57
Discontinued operations	(0.84)	(0.12)	(0.83)	(0.11)

Basic earnings per common share	$(0.54)	$0.18	$(0.26)	$0.46

Diluted earnings per common share from continuing operations	$0.29	$0.29	$0.56	$0.55
Discontinued operations	(0.83)	(0.11)	(0.82)	(0.11)

Diluted earnings per common share	$(0.54)	$0.17	$(0.26)	$0.45

Weighted average basic shares outstanding	103,986	106,412	104,863	106,270
Weighted average diluted shares outstanding	104,817	109,043	105,920	108,996

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2003

(in thousands)

(unaudited)

	Common Stock	Equity Rights	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Common Stock	Total Shareholders’ Equity
Balance at September 30, 2002	$1,070	$—	$271,682	$748,791	$(26,419)	$(19,986)	$975,138
Comprehensive income:
Net loss	—	—	—	(27,649)	—	—	(27,649)
Translation adjustment	—	—	—	—	13,807	—	13,807
Unrealized loss on security available for sale, net of tax of $642	—	—	—	—	(962)	—	(962)

Total comprehensive income	—	—	—	(27,649)	12,845	—	(14,804)
Treasury shares purchased	(3)	—	—	—	—	(69,325)	(69,328)
Shares issued in connection with stock options	—	—	(2,971)	—	—	5,316	2,345
Shares issued in connection with employee stock purchase program	—	—	927	—	—	—	927
Tax benefit related to stock options	—	—	989	—	—	—	989

Balance at March 31, 2003	$1,067	$—	$270,627	$721,142	$(13,574)	$(83,995)	$895,267

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(27,649)	$48,920
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	87,328	11,562
Depreciation	21,376	18,472
Amortization	9,559	7,099
Gain on sale of property, plant and equipment	99	111
Provision for losses on doubtful accounts	(525)	48
Inventory provisions	1,044	(2,352)
Deferred income taxes	(6,667)	7,300
Changes in assets and liabilities, net of effects of businesses acquired:
Increase in accounts receivable	(1,213)	(888)
Increase in inventories	(8,941)	(14,420)
(Increase) decrease in prepaid expenses and other current assets	(3,365)	3,158
Decrease in accounts payable	(5,453)	(6,938)
Increase (decrease) in income taxes payable	(4,055)	12,148
Decrease in accrued payroll and employee benefits	(2,667)	(4,288)
Increase (decrease) in accrued interest expense	(448)	2,138
Increase (decrease) in restructuring reserve	(674)	3,183
Increase in other current liabilities	3,016	547
Net change in other assets and liabilities	(3,801)	(2,322)

Net cash provided by operating activities	56,964	83,478

Cash flows from investing activities:
Capital expenditures	(22,560)	(17,099)
Proceeds from sales of property, plant and equipment	558	268
Net payment for businesses acquired	(21,567)	(113,780)
Other investing activities	1,546	—

Net cash used in investing activities	(42,023)	(130,611)

Cash flows from financing activities:
Proceeds from revolving credit facility	323,100	179,500
Principal payments on revolving credit facility	(260,400)	(388,000)
Proceeds from long-term debt	—	300,000
Principal payments on long-term debt	(23,408)	—
Proceeds from the exercise of stock options	2,345	4,790
Proceeds from stock purchase program	927	—
Purchase of treasury stock	(69,328)	—
Financing fees paid	—	(8,017)
Other financing activities	1,958	(560)

Net cash provided by (used in) financing activities	(24,806)	87,713

Effect of exchange rate changes on cash and cash equivalents	10,944	(7,499)

Net increase in cash and cash equivalents	1,079	33,081
Cash and cash equivalents at beginning of period	16,327	9,335

Cash and cash equivalents at end of period	$17,406	$42,416

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,987	$17,819

Income taxes	$37,325	$19,105

Capital lease obligations incurred	$68	$117

See accompanying notes to unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data, or when specified in millions)

1.  Basis of Presentation

In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included, and are of a normal recurring nature. The results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002 and the Company’s current report on Form 8-K filed May 13, 2003, containing restated financial statements.

We recently realigned our lines of business for financial reporting purposes. Our three former business segments (clinical diagnostics, labware and life sciences, and laboratory equipment) have been reclassified into two business segments: clinical group and research group. The clinical group business segment is the former clinical diagnostics business segment. The research group business segment is composed of the former labware and life sciences and laboratory equipment business segments.

Historical financial information has been restated to reflect the discontinuance of the businesses conducted by the Company’s Applied Biotech Inc., BioRobotics Group Ltd., and Vacuum Process Technology, Inc. subsidiaries.

Certain reclassifications to prior year balances have been made to conform with current year presentations.

2.  Inventories

Inventories at March 31, 2003 and September 30, 2002 consisted of the following:

	March 31, 2003	September 30, 2002
Raw materials and supplies	$69,129	$74,293
Work in process	20,647	19,400
Finished goods	117,532	110,304

	$207,308	$203,997

3.  Intangible Assets

As a result of current year acquisitions and subsequent payments made in relation to prior year acquisitions, the Company added approximately $26.7 million to goodwill and intangible assets since September 30, 2002 (approximately $13.0 million to goodwill and $13.7 million to amortizable intangible assets). The Company is currently assessing the final allocation of purchase price premium to the various tangible and intangible assets for these acquisitions. Changes in foreign currency rates and final adjustments to purchase price of companies acquired during fiscal 2002 increased goodwill and intangible assets by an additional $9.2 million during the second quarter of fiscal 2003. In addition, during the second quarter of fiscal 2003, the Company recorded a write-off of $101.7 million of goodwill and intangible assets related to the discontinuance of two of its subsidiaries, Applied Biotech, Inc. and BioRobotics Group Ltd. See Note 5. Discontinued Operations. Unamortizable intangible assets (goodwill) were approximately $967.8 million as of March 31, 2003.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Intangible assets are as follows:

	March 31, 2003	September 30, 2002
Amortizable intangible assets
Proprietary technology	$75,195	$91,571
Trademarks	79,590	80,402
Patents	35,768	34,092
Licenses	11,826	17,798
Drawings	11,774	11,754
Non-compete agreements	12,796	16,316
Other	37,047	37,022
Less: Accumulated amortization	(76,800)	(75,433)

Net amortizable intangible assets	187,196	213,522
Unamortizable intangible assets (goodwill)	967,753	1,029,591

	$1,154,949	$1,243,113

Intangible assets at March 31, 2003 by business segment are as follows:

	Clinical Group	Research Group	Consolidated
Proprietary technology	$60,661	$14,534	$75,195
Less: Accumulated amortization	(19,034)	(5,536)	(24,570)

Net proprietary technology	41,627	8,998	50,625

Trademarks	18,448	61,142	79,590
Less: Accumulated amortization	(1,706)	(15,484)	(17,190)

Net trademarks	16,742	45,658	62,400

Patents	20,103	15,665	35,768
Less: Accumulated amortization	(4,218)	(3,745)	(7,963)

Net patents	15,885	11,920	27,805

Licenses	9,488	2,338	11,826
Less: Accumulated amortization	(3,065)	(229)	(3,294)

Net licenses	6,423	2,109	8,532

Drawings	—	11,774	11,774
Less: Accumulated amortization	—	(6,026)	(6,026)

Net drawings	—	5,748	5,748

Non-compete agreements	5,288	7,508	12,796
Less: Accumulated amortization	(3,046)	(4,965)	(8,011)

Net non-compete agreements	2,242	2,543	4,785

Other identifiable intangible assets(a)	7,447	12,993	20,440
Less: Accumulated amortization	(563)	(2,782)	(3,345)

Net other identifiable intangibles(a)	6,884	10,211	17,095

Net amortizable intangible assets(a)	$89,803	$87,187	$176,990

Excess cost over net asset values acquired (goodwill)	510,847	456,907	967,753

Unamortizable intangible assets	$510,847	$456,907	$967,753

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Note (a):  At March 31, 2003, Apogent Corporate Office had $16,607 of amortizable other identifiable intangible assets and $6,401 of related accumulated amortization that was not allocated to any of the business segments.

Amortization of intangible assets was $3,819 and $3,087 for the three months ended March 31, 2003 and 2002 and $7,756 and $6,155 for the six months ended March 31, 2003 and 2002, respectively. Amortization expense relating to the existing identifiable intangible assets for each of the next five years (beginning with fiscal 2003) is expected to be $18,372, $17,376, $14,036, $13,032, and $12,506, respectively.

The changes in the carrying amount of goodwill for the six months ended March 31, 2003 are as follows:

	Clinical Group	Research Group	Consolidated
Balance at September 30, 2002	$549,039	$480,552	$1,029,591
Goodwill acquired during the year	13,031	—	13,031
Goodwill written off related to disposal of ABI and BioRobotics	(54,421)	(30,827)	(85,248)
Change in purchase price of prior year acquisitions	3,109	155	3,264
Effect of change in foreign currencies	88	7,027	7,115

Balance at March 31, 2003	$510,846	$456,907	$967,753

4.  Acquisitions

During the six months ended March 31, 2003, the Company completed three acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $21.6 million. None of the acquisitions was considered individually significant. The total goodwill and identifiable intangibles assets for the acquired companies was approximately $26.7 million (allocated approximately $13.0 million to goodwill and $13.7 million to amortizable intangible assets). The intangible assets will be amortized over their expected lives ranging from 5 to 20 years. The following table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

Business Segment:

Company Acquired	Acquisition Date	Sales	Operating Income	Total Assets	Type of Acquisition
Clinical Group:
NeoMarkers, Inc.	10/1/02	$4,000	$1,900	$1,900	Stock
Opus Diagnostics Inc.	10/9/02	2,100	1,200	600	Asset
Research Group:
Tempyrox, Inc.	1/03/03	582	24	181	Asset

5.  Discontinued Operations

During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. (“VPT”). The decision was made following a slow-down in the telecommunications industry, in which VPT targeted a majority of its products, and, as a result, the business no longer met the

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

5.  Discontinued Operations (Continued)

Company’s strategic requirements. In the second quarter of fiscal 2002, in connection with the discontinuance of this business, we incurred a charge of $13,200, net of income tax benefit of $7,600, related to the write-down of net assets to their estimated fair value less costs to sell. During the second quarter of fiscal 2003, the Company completed the sale of VPT and, as a result, incurred an additional charge of $2,800, net of income tax benefit of $1,600. The decision to sell VPT represented a disposal of long-lived assets and disposal group under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of this business have been classified as discontinued operations. For business reporting purposes, VPT was previously classified in the clinical group business segment. Operating results from VPT for the three and six months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net Sales	$267	$492	$884	$1,972
Gross Profit	(819)	(18)	(803)	300
Pretax loss	(4,799)	(744)	(5,042)	(944)
Income tax benefit	(1,460)	(287)	(1,549)	(368)
Net loss	(3,339)	(13,657)	(3,493)	(13,776)

Assets and liabilities of VPT were as follows:

September 30, 2002
Current assets	$3,771
Property, plant and equipment, net	817
Intangible assets	—
Total assets	5,436
Current liabilities	305
Total liabilities	305

On March 25, 2003, the Company made the decision to dispose of two of its businesses: the rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases) as conducted by our Applied Biotech, Inc. (“ABI”) subsidiary; and the manufacture and sale of automated microarray instrumentation for the genomics market as conducted by our BioRobotics Group Ltd. (“BioRobotics”) subsidiary. The decision was based in part on the Company’s ongoing strategy of strengthening the market positions of our leading brands and focusing on sales of our consumable laboratory products that have more stable growth expectations. As a result, these businesses no longer met the Company’s strategic requirements. In the second quarter of fiscal 2003, in connection with the discontinuance of these businesses, we incurred a charge of approximately $85,900, net of income tax benefit of $21,600, related to the write-down of net assets to their estimated fair value less costs to sell. The decision to sell these companies represents a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of these businesses have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. The Company is actively pursuing the sale of these businesses and anticipates disposal within the next twelve months. In the event the Company ultimately disposes of ABI and BioRobotics for an amount less than the carrying value of the businesses, additional charges will be recognized upon disposal. For business reporting purposes, ABI was previously classified in the clinical group business segment, and BioRobotics was classified in the research group business segment.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

5.  Discontinued Operations (Continued)

Operating results from ABI for the three and six months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net Sales	$6,555	$9,533	$13,841	$17,329
Gross Profit	1,525	4,293	4,261	9,234
Pretax loss	(65,399)	2,135	(64,806)	4,316
Income tax benefit	(11,390)	781	(11,360)	1,580
Net income (loss)	(54,008)	1,354	(53,447)	2,736

Operating results from BioRobotics for the three and six months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net Sales	$499	$1,618	$1,951	$3,038
Gross Profit	5	982	921	1,706
Pretax loss	(42,062)	(235)	(42,508)	(787)
Income tax benefit	(12,163)	(68)	(12,120)	(265)
Net loss	(29,899)	(167)	(30,388)	(522)

Assets and liabilities of ABI were as follows:

	March 31, 2003	September 30, 2002
Current assets	$16,677	$22,844
Property, plant and equipment, net	5,618	5,496
Intangible assets	12,919	74,801
Total assets	35,214	103,335
Current liabilities	4,585	2,830
Total liabilities	4,585	2,830

Assets and liabilities of BioRobotics were as follows:

	March 31, 2003	September 30, 2002
Current assets	$15,994	$3,617
Property, plant and equipment, net	771	714
Intangible assets	425	39,711
Total assets	17,190	44,042
Current liabilities	753	6,174
Total liabilities	753	6,174

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

6.  Restructuring

During fiscal 2003, the Company recorded restructuring charges of approximately $332 (approximately $211 net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of selling, general, and administrative expenses. The $332 related to severance associated with non-production employees. Additional restructuring charges of approximately $8.8 million related to these restructuring actions will be recorded during the balance of fiscal 2003.

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

Restructuring activity for these actions are as follows:

	Severance (a)	Inventory (b)	Fixed Assets (b)	Facility Closure Costs (c)	Other	Total
Fiscal 2002 Restructuring Charge	$1,466	$3,709	$353	$1,409	$155	$7,092
Fiscal 2002 Cash payments	(989)	—	—	(682)	—	(1,671)
Fiscal 2002 Non-cash charges	—	(3,709)	(353)	—	(155)	(4,217)

September 30, 2002 balance	$477	$—	$—	$727	$—	$1,204
Fiscal 2003 Cash payments	(477)	—	—	(185)	—	(662)

March 31, 2003 balance	$—	$—	$—	$542	$—	$542

(a)	Amount represents severance and termination costs for 126 terminated employees (primarily sales, marketing, and manufacturing personnel).

(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(c)	Amount represents lease payments and other facility closure costs on exited operations.

The Company expects to make future cash payments of approximately $706 associated with the above restructuring actions during the remainder of fiscal 2003 and approximately $168 in fiscal 2004 and beyond.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Basic	103,986	106,412	104,863	106,270
Effect of assumed conversion of employee stock options	831	2,631	1,057	2,726

Diluted	104,817	109,043	105,920	108,996

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase 11,642 and 2,414 shares of common stock for the three months ended March 31, 2003 and 2002, respectively, and 9,382 and 1,320 shares of common stock for the six months ended March 31, 2003 and 2002, respectively, as their effects would have been anti-dilutive.

8.  Fair Value of Stock Options

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss)—as reported	$(56,382)	$18,949	$(27,649)	$48,920

Pro forma net income (loss)	$(58,832)	$14,474	$(33,770)	$40,317

Basic earnings per share—as reported	$(0.54)	$0.18	$(0.26)	$0.46

Basic earnings per share—pro forma	$(0.57)	$0.14	$(0.32)	$0.38

Diluted earnings per share—as reported	$(0.54)	$0.17	$(0.26)	$0.45

Diluted earnings per share—pro forma	$(0.56)	$0.13	$(0.32)	$0.37

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

8.  Fair Value of Stock Options (Continued)

The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Six Months Ended March 31,
	2003	2002
Volatility	27.29%	35.80%
Risk-free rate	3.69%	5.66%
Expected holding period	8.0 years	7.8 years
Dividend yield	0.00%	0.00%

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

9.  Segment Information

We recently realigned our lines of business for financial reporting purposes. Our three former business segments (clinical diagnostics, labware and life sciences, and laboratory equipment) have been reclassified into two business segments: clinical group and research group. The clinical group business segment is the former clinical diagnostics business segment. The research group business segment is composed of the former labware and life sciences and laboratory equipment business segments.

The Company’s operating subsidiaries are engaged primarily in the manufacture and sale of laboratory products in the United States and other countries. A description of the business segments follows.

Clinical Group

Our clinical group manufactures and sells products primarily to clinical and commercial laboratories and to scientific research and industrial customers. These products are used in a number of diagnostic applications, including specimen collection, specimen transportation, drug testing, therapeutic drug monitoring, infectious disease detection, and glucose tolerance testing. Other applications include anatomical pathology (histology and cytology) and immunohistochemistry, with an emphasis on cancer applications. Clinical group products include:

•	microscope slides, cover glass, and glass tubes and vials;

•	stains and reagents;

•	histology and immunochemistry instrumentation;

•	diagnostic test kits;

•	sample vials used in diagnostic testing;

•	culture media;

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

9.  Segment Information (Continued)

•	diagnostic reagents; and

•	other products used in detecting causes of various infectious diseases, conditions, and therapeutic drugs or drugs of abuse.

Research Group

Our research group manufactures, distributes, and sells products primarily to the research and clinical life sciences industries. Applications of these products include general everyday laboratory uses as well as genomics, proteomics, high-throughput screening for drug discovery, combinatorial chemistry, cell culture, filtration, and liquid handling. In addition, this segment manufactures, distributes, and sells basic laboratory equipment used by medical, pharmaceutical, and scientific laboratories. Research group products include:

•	reusable plastic and glass products (e.g., bottles, carboys, graduated ware, beakers, flasks, and plastic bottles for consumer use);

•	disposable plastic and glass products;

•	products for critical packaging applications;

•	environmental and safety containers;

•	liquid handling automation products;

•	autosampler vials and seals used in chromatography analysis;

•	various consumable products for use in applications of cell culture, filtration, molecular biology, cryopreservation, immunology, electrophoresis, liquid handling, genomics, and high-throughput screening for pharmaceutical drug discovery; and

•	heating, cooling, shaking, stirring, mixing, and temperature control instruments.

The costs of some corporate functions are allocated to the business segments at predetermined rates that approximate cost. Information on these business segments is summarized as follows (unaudited):

	Clinical Group	Research Group	Eliminations	Total
	(unaudited)
Three Months Ended March 31, 2003
Revenues:
External customer	$132,516	$144,122	$—	$276,638
Intersegment	2,442	155	(2,597)	—
Total revenues	134,958	144,277	(2,597)	276,638
Gross profit	61,697	69,532	—	131,229
Selling general and administrative	30,313	41,329	—	71,642
Operating income	31,384	28,203	—	59,587
Segment assets	982,228	1,002,502	—	1,984,730

Three Months Ended March 31, 2002
Revenues:
External customer	$118,659	$136,429	$—	$255,088
Intersegment	1,606	206	(1,812)	—
Total revenues	120,265	136,635	(1,812)	255,088
Gross profit	57,169	67,489	—	124,658
Selling general and administrative	26,928	37,715	—	64,643
Operating income	30,241	29,774	—	60,015

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

9.  Segment Information (Continued)

	Clinical Group	Research Group	Eliminations	Total
Six Months Ended March 31, 2003
Revenues:
External customer	$251,930	$282,506	$—	$534,436
Intersegment	5,110	282	(5,392)	—
Total revenues	257,040	282,788	(5,392)	534,436
Gross profit	117,867	138,203	—	256,070
Selling general and administrative	58,288	81,984	—	140,272
Operating income	59,579	56,219	—	115,798
Segment assets	982,228	1,002,502	—	1,984,730

Six Months Ended March 31, 2002
Revenues:
External customer	$228,383	$260,679	$—	$489,062
Intersegment	2,932	416	(3,348)	—
Total revenues	231,315	261,095	(3,348)	489,062
Gross profit	110,235	128,708	—	238,943
Selling general and administrative	51,978	71,558	—	123,536
Operating income	58,257	57,150	—	115,407

10.    Condensed Consolidating Financial Statements

The Company’s material U.S. subsidiaries are guarantors for its revolving credit facility, 8% senior notes, and senior convertible contingent debt securities (CODES). Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below are the condensed consolidating balance sheets as of March 31, 2003 and September 30, 2002, statements of operations for the three and six months ended March 31, 2003 and 2002, and statements of cash flows for the six months ended March 31, 2003 and 2002, of Apogent Technologies Inc. and its subsidiaries, reflecting the subsidiary guarantors for the revolving credit facility, 8% senior notes, and CODES. For guarantors acquired during the period, the results of operations are included from the date of acquisition.

Certain general corporate expenses have not been allocated to the subsidiaries, and are included under the Apogent Technologies Inc. heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance, and tax liabilities. Income tax provisions for the subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Certain debt under which Apogent Technologies Inc. is listed as the debtor has been allocated to the Guarantor subsidiaries. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries or with Apogent Technologies Inc.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets

	As of March 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,868	$—	$6,418	$(5,880)	$17,406
Accounts receivable, net	—	134,952	41,989	—	176,941
Inventories, net	1,264	155,815	50,229	—	207,308
Other current assets	65,216	12,096	7,661	—	84,973

Total current assets	83,348	302,863	106,297	(5,880)	486,628
Property, plant and equipment, net	12,105	182,211	71,973	—	266,289
Intangible assets, net	10,205	942,136	202,608	—	1,154,949
Investment in subsidiaries	2,032,306	143,440	34,695	(2,210,441)	—
Other assets	66,622	9,194	1,048	—	76,864

Total assets	$2,204,586	$1,579,844	$416,621	$(2,216,321)	$1,984,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379	$39,180	$12,602	$(5,880)	$46,281
Short-term debt and current portion of long-term debt	—	16,145	88	—	16,233
Income taxes payable	4,687	39,630	7,393	(2,378)	49,332
Accrued expenses and other current liabilities	29,557	13,639	37,894	—	81,090

Total current liabilities	34,623	108,594	57,977	(8,258)	192,936

Long-term debt, less current portion	—	697,482	38	—	697,520
Securities lending agreement	58,579	—	—	—	58,579
Deferred income taxes	105,364	3,669	14,367	—	123,400
Other liabilities	12,716	2,866	1,446	—	17,028
Net intercompany payable/(receivable)	805,824	(1,018,236)	212,376	36	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,067	—	—	—	1,067
Equity rights	—	—	—	—	—
Additional paid-in-capital	250,155	2,134,398	77,902	(2,191,828)	270,627
Retained earnings (deficit)	1,031,112	(348,982)	55,283	(16,271)	721,142
Accumulated other comprehensive income (loss)	(10,859)	53	(2,768)	—	(13,574)
Treasury stock (at cost)	(83,995)	—	—	—	(83,995)

Total shareholders’ equity	1,187,480	1,785,469	130,417	(2,208,099)	895,267

Total liabilities and shareholders’ equity	$2,204,586	$1,579,844	$416,621	$(2,216,321)	$1,984,730

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets—Continued

	As of September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19,889	$—	$3,991	$(7,553)	$16,327
Accounts receivable, net	—	148,637	38,313	—	186,950
Inventories, net	1,263	157,386	51,413	(6,065)	203,997
Other current assets	20,703	12,098	6,954	(503)	39,252

Total current assets	41,855	318,121	100,671	(14,121)	446,526
Property, plant and equipment, net	12,592	193,008	65,293	—	270,893
Intangible assets, net	12,025	994,596	236,492	—	1,243,113
Investment in subsidiaries	2,090,958	57,712	(1,185)	(2,147,485)	—
Other assets	64,018	10,561	974	—	75,553

Total assets	$2,221,448	$1,573,998	$402,245	$(2,161,606)	$2,036,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316	$49,178	$11,838	$(7,553)	$53,779
Short-term debt and current portion of long-term debt	—	25,336	10,656	—	35,992
Income taxes payable	45,102	—	10,240	(2,278)	53,064
Accrued expenses and other current liabilities	32,603	26,574	14,389	—	73,566

Total current liabilities	78,021	101,088	47,123	(9,831)	216,401

Long-term debt, less current portion	—	634,995	25	—	635,020
Securities lending agreement	60,183	—	—	—	60,183
Deferred income taxes	116,568	1,190	14,342	—	132,100
Other liabilities	12,525	3,284	1,434	—	17,243
Net intercompany payable/(receivable)	748,402	(960,623)	216,305	(4,084)	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,070	—	—	—	1,070
Equity rights	—	—	—	—	—
Additional paid-in-capital	251,210	2,070,551	78,793	(2,128,872)	271,682
Retained earnings (deficit)	991,114	(269,931)	50,547	(22,939)	748,791
Accumulated other comprehensive income (loss)	(17,659)	(6,556)	(6,324)	4,120	(26,419)
Treasury stock (at cost)	(19,986)	—	—	—	(19,986)

Total shareholders’ equity	1,205,749	1,794,064	123,016	(2,147,691)	975,138

Total liabilities and shareholders’ equity	$2,221,448	$1,573,998	$402,245	$(2,161,606)	$2,036,085

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Operations

	For the Three Months Ended March 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$229,881	$67,341	$(20,584)	$276,638
Cost of sales	—	123,216	42,278	(20,085)	145,409

Gross profit	—	106,665	25,063	(499)	131,229
Selling, general and administrative expenses	9,070	47,502	15,070	—	71,642

Operating income	(9,070)	59,163	9,993	(499)	59,587
Other income (expense):
Interest expense	—	(10,318)	(63)	—	(10,381)
Other, net	—	(524)	(78)	—	(602)

Income before income taxes and discontinued operations	(9,070)	48,321	9,852	(499)	48,604
Income taxes	(3,493)	17,637	3,596	—	17,740

Income from continuing operations	(5,577)	30,684	6,256	(499)	30,864
Loss from discontinued operations, net of tax	—	(57,347)	(29,899)	—	(87,246)

Net income (loss)	$(5,577)	$(26,663)	$(23,643)	$(499)	$(56,382)

	For the Six Months Ended March 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$447,851	$127,339	$(40,754)	$534,436
Cost of sales	—	238,943	78,668	(39,245)	278,366

Gross profit	—	208,908	48,671	(1,509)	256,070
Selling, general and administrative expenses	16,324	93,943	30,005	—	140,272

Operating income	(16,324)	114,965	18,666	(1,509)	115,798
Other income (expense):
Interest expense	—	(20,666)	(126)	—	(20,792)
Other, net	—	(795)	(228)	—	(1,023)

Income before income taxes and discontinued operations	(16,324)	93,504	18,312	(1,509)	93,983
Income taxes	(6,509)	34,129	6,684	—	34,304

Income from continuing operations	(9,815)	59,375	11,628	(1,509)	59,679
Loss from discontinued operations, net of tax	—	(56,940)	(30,388)	—	(87,328)

Net income (loss)	$(9,815)	$2,435	$(18,760)	$(1,509)	$(27,649)

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Operations—Continued

	For the Three Months Ended March 31, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$217,949	$54,729	$(17,590)	$255,088
Cost of sales	—	115,659	31,765	(16,994)	130,430

Gross profit	—	102,290	22,964	(596)	124,658
Selling, general and administrative expenses	9,158	42,949	12,536	—	64,643

Operating income	(9,158)	59,341	10,428	(596)	60,015
Other income (expense):
Interest expense	—	(10,386)	42	—	(10,344)
Other, net	—	(127)	13	—	(114)

Income before income taxes and discontinued operations	(9,158)	48,828	10,483	(596)	49,557
Income taxes	(3,570)	17,871	3,837	—	18,138

Income from continuing operations	(5,588)	30,957	6,646	(596)	31,419
Loss from discontinued operations, net of tax	—	(12,303)	(167)	—	(12,470)

Net income (loss)	$(5,588)	$18,654	$6,479	$(596)	$18,949

	For the Six Months Ended March 31, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$417,482	$105,281	$(33,701)	$489,062
Cost of sales	—	221,025	61,534	(32,440)	250,119

Gross profit	—	196,457	43,747	(1,261)	238,943
Selling, general and administrative expenses	14,941	83,352	25,243	—	123,536

Operating income	(14,941)	113,105	18,504	(1,261)	115,407
Other income (expense):
Interest expense	—	(20,590)	12	—	(20,578)
Other, net	—	504	64	—	568

Income before income taxes and discontinued operations	(14,941)	93,019	18,580	(1,261)	95,397
Income taxes	(5,930)	34,045	6,800	—	34,915

Income from continuing operations	(9,011)	58,974	11,780	(1,261)	60,482
Loss from discontinued operations, net of tax	—	(11,040)	(522)	—	(11,562)

Net income (loss)	$(9,011)	$47,934	$11,258	$(1,261)	$48,920

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended March 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities:	$62,689	$(3,725)	$(2,000)	$—	$56,964

Cash flows from investing activities:
Capital expenditures	(619)	(14,256)	(7,685)	—	(22,560)
Proceeds from sales of property, plant and equipment	—	383	175	—	558
Net payments for businesses acquired	—	(21,567)	—	—	(21,567)
Other investing activities	—	1,546	—	—	1,546

Net cash used in investing activities	(619)	(32,762)	(7,510)	—	(42,023)

Cash flows from financing activities:
Proceeds from long-term debt	—	323,100	—	—	323,100
Principal payments on long-term debt	—	(283,808)		—	(283,808)
Proceeds from the exercise of stock options and stock purchase program	3,272	—	—	—	3,272
Purchase of treasury stock	(69,328)	—	—	—	(69,328)
Other	965	—	993	—	1,958

Net cash provided by (used in) financing activities	(65,091)	39,292	993	—	(24,806)
Effect of exchange rate on cash and cash equivalents	—	—	10,944	—	10,944

Net increase (decrease) in cash and cash equivalents	(3,021)	1,673	2,427	—	1,079
Cash and cash equivalents at beginning of period	19,889	(7,553)	3,991	—	16,327

Cash and cash equivalents at end of period	$16,868	$(5,880)	$6,418	$—	$17,406

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$20,812	$175	$—	$20,987

Income taxes	$30,359	$—	$6,966	$—	$37,325

Capital lease obligations incurred	$—	$58	$10	$—	$68

	For the Six Months Ended March 31, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities:	$13,563	$57,458	$12,457	$—	$83,478

Cash flows from investing activities:
Capital expenditures	(1,040)	(11,269)	(4,790)	—	(17,099)
Proceeds from sales of property, plant and equipment	—	113	155	—	268
Net payments for businesses acquired	—	(113,780)	—	—	(113,780)

Net cash used in investing activities	(1,040)	(124,936)	(4,635)	—	(130,611)

Cash flows from financing activities:
Proceeds from long-term debt	—	479,500	—	—	479,500
Principal payments on long-term debt	—	(387,988)	(12)	—	(388,000)
Proceeds from the exercise of stock options	4,790	—	—	—	4,790
Other	(3,345)	(5,232)	—	—	(8,577)

Net cash provided by (used in) financing activities	1,445	86,280	(12)	—	87,713
Effect of exchange rate on cash and cash equivalents	—	—	(7,499)	—	(7,499)

Net increase in cash and cash equivalents	13,968	18,802	311	—	33,081
Cash and cash equivalents at beginning of period	4,145	(5,509)	10,699	—	9,335

Cash and cash equivalents at end of period	$18,113	$13,293	$11,010	$—	$42,416

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$17,654	$165	$—	$17,819

Income taxes	$12,961	$390	$5,754	$—	$19,105

Capital lease obligations incurred	$—	$117	$—	$—	$117

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The subsidiaries of Apogent are leading manufacturers of value-added products for the clinical and research markets in the United States and abroad. We recently realigned our lines of business for financial reporting purposes. Our three former business segments (clinical diagnostics, labware and life sciences, and laboratory equipment) have been reclassified into two business segments: clinical group and research group. The clinical group business segment is the former clinical diagnostics business segment. The research group business segment is composed of the former labware and life sciences and laboratory equipment business segments.

The primary subsidiaries in each of our business segments are as follows:

Clinical Group	Research Group
Capitol Vial, Inc.	Advanced Biotechnologies Ltd.
Chase Scientific Glass, Inc.	Barnstead Thermolyne Corporation
Erie Electroverre S.A.	Chromacol Limited
Erie Scientific Company	Electrothermal Engineering, Ltd.
Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G.	Genevac Limited Lab-Line Instruments, Inc.
Lab Vision Corporation	Marsh Bio Products, Inc.
Microgenics Corporation	Matrix Technologies Corporation
Microm International GmbH	Molecular BioProducts, Inc.
Neomarkers, Inc.	Nalge Nunc International Corporation
The Naugatuck Glass Company	Nalge Nunc International K.K.
Remel Inc.	National Scientific Company
Richard-Allan Scientific Company	Nunc A/S
Samco Scientific Corporation
Seradyn Inc.

When we use the terms “we” or “our” in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2003 and 2002 are the Company’s second quarters of fiscal 2003 and 2002, respectively. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002 and the Company’s current report on Form 8-K filed May 13, 2003, containing restated financial statements.

Results of Operations

Summary

Net sales for the three months ended March 31, 2003 were $276.6 million, an increase of $21.6 million, or 8.4%, from $255.1 million for the same period of fiscal 2002. Net sales for the six months ended March 31, 2003 were $534.4 million, an increase of $45.4 million, or 9.3%, from $489.1 million for the same period of fiscal 2002. The increase in net sales was primarily the result of sales of products from acquired companies and to a lesser extent foreign currency fluctuations and net sales of clinical consumable and research consumable products.

Gross profit for the three months ended March 31, 2003 was $131.2 million, or 47.4% of net sales, as compared to $124.7 million, or 48.9% of net sales, for the same period of fiscal 2002. Gross profit for the six months ended March 31, 2003 was $256.1 million, or 47.9% of net sales, as compared to $238.9 million, or 48.9% of net sales, for the same period of fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Selling, general and administrative expenses for the three months ended March 31, 2003 were $71.6 million, as compared to $64.6 million for the same period of fiscal 2002. Selling, general and administrative expenses for the six months ended March 31, 2003 were $140.3 million, as compared to $123.5 million for the same period of fiscal 2002. The increases in selling, general and administrative expenses are primarily related to the costs of relocating our Murex production from a shared facility to a new state-of-the-art manufacturing facility as well as increases in pension and other employee-related expenses.

Operating income for the three months ended March 31, 2003 was $59.6 million, as compared to $60.0 million for the same period of fiscal 2002. Operating income for the six months ended March 31, 2003 was $115.8 million, as compared to $115.4 million for the same period of fiscal 2002.

Net loss for the three months ended March 31, 2003 was $56.4 million, as compared to net income of $18.9 million for the same period of fiscal 2002. Net loss for the six months ended March 31, 2003 was $27.6 million, as compared to net income of $48.9 million for the same period of fiscal 2002.

On March 25, 2003, the Company made the decision to dispose of two of its businesses: the rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases) as conducted by our Applied Biotech, Inc. (“ABI”) subsidiary; and the manufacture and sale of automated microarray instrumentation for the genomics market as conducted by our BioRobotics Group Ltd. (“BioRobotics”) subsidiary. The decision was based in part on the Company’s ongoing strategy of strengthening the market positions of our leading brands and focusing on sales of our consumable laboratory products that have more stable growth expectations. As a result, these businesses no longer met the Company’s strategic requirements. In the second quarter of fiscal 2003, in connection with the discontinuance of these businesses, we incurred a charge of approximately $85.9 million, net of income tax benefit of $21.6 million, related to the write-down of net assets to their estimated fair value less costs to sell. In addition, during the second quarter of fiscal 2003, the Company completed the sale of Vacuum Process Technology, Inc. (“VPT”), and, as a result, incurred an additional charge of $2.8 million, net of income tax benefit of $1.6 million. The decision to sell these companies represented a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Sales

	Three Months Ended March 31,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Net Sales
Clinical Group	$132,516	$118,659	$13,857	11.7%
Research Group	144,122	136,429	7,693	5.6%

Total Net Sales	$276,638	$255,088	$21,550	8.4%

Overall Company.    Net sales for the three months ended March 31, 2003 were $276.6 million, an increase of $21.6 million or 8.4% over the same period of fiscal 2002.

Clinical Group.    Increased net sales in the clinical group resulted primarily from: (a) net sales of existing products (approximately $7.8 million), (b) net sales of products of acquired companies (approximately $4.6 million), (c) foreign currency fluctuations (approximately $2.8 million), and (d) increased net sales of new products developed by us (approximately $1.6 million). Net sales were partially reduced by price reductions (approximately $2.9 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Research Group.    Increased net sales in the research group resulted primarily from: (a) increased net sales of new products developed by us (approximately $4.9 million), (b) net sales of products of acquired companies (approximately $4.6 million), (c) foreign currency fluctuations (approximately $4.5 million), and (d) price increases (approximately $0.3 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $6.6 million).

Gross Profit

	Three Months Ended March 31,				Dollar Change	Percent Change
	2003	Percent of Sales	2002	Percent of Sales
	(dollars in thousands)
Gross Profit
Clinical Group	$61,697	46.6%	$57,169	48.2%	$4,528	7.9%
Research Group	69,532	48.2%	67,489	49.5%	2,043	3.0%

Total Gross Profit	$131,229	47.4%	$124,658	48.9%	$6,571	5.3%

Overall Company.    Gross profit for the three months ended March 31, 2003 was $131.2 million, or 47.4% of net sales, as compared to $124.7 million, or 48.9% of net sales for the same period during fiscal 2002.

Clinical Group.    Increased gross profit in the clinical group resulted primarily from: (a) product mix (approximately $4.0 million), (b) increased volume (approximately $2.9 million), (c) the effects of acquired companies (approximately $1.7 million), (d) foreign currency fluctuations (approximately $1.1 million), (e) the effects of new products (approximately $0.6 million), and (f) decreases in restructuring charges (approximately $0.3 million). Gross profit was partially reduced by: (a) price reductions (approximately $2.9 million), (b) increased manufacturing overhead (approximately $2.5 million), and (c) higher inventory write-downs (approximately $0.7 million).

Research Group.    Increased gross profit in the research group resulted primarily from: (a) the effects of new products (approximately $3.3 million), (b) decreased restructuring charges (approximately $2.9 million), (c) foreign currency fluctuations (approximately $1.8 million), (d) the effects of acquired companies (approximately $1.6 million), and (e) price increases (approximately $0.4 million). Gross profit was partially reduced by (a) decreased volume (approximately $3.0 million), (b) higher manufacturing overhead (approximately $2.5 million), and (c) product mix (approximately $2.3 million).

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Selling, General and Administrative Expenses
Clinical Group	$30,313	$26,928	$3,385	12.6%
Research Group	41,329	37,715	3,614	9.6%

Total Selling, General and Administrative Expenses	$71,642	$64,643	$6,999	10.8%

Overall Company.    Selling, general and administrative expenses for the three months ended March 31, 2003 were $71.6 million, an increase of $7.0 million, or 10.8%, over the same period of fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Clinical Group.    Increased selling, general and administrative expenses in the clinical group resulted primarily from: (a) expenses of acquired businesses (approximately $1.0 million), (b) foreign currency fluctuations (approximately $0.9 million), (c) marketing expenses (approximately $0.9 million), (d) general and administrative expenses (approximately $0.7 million), (e) research and development expenses (approximately $3.0 million), and (f) increased amortization expenses (approximately $0.3 million). Selling, general and administrative expenses were partially decreased by lower restructuring expenses (approximately $0.7 million).

Research Group.    Increased selling, general and administrative expenses in the research group resulted primarily from: (a) foreign currency fluctuations (approximately $1.7 million), (b) expenses of acquired businesses (approximately $1.6 million), (c) general and administrative expenses ($0.6 million), (d) research and development expenses (approximately $0.2 million), and (e) amortization expenses ($0.1 million). Selling, general and administrative expenses were partially decreased by (a) lower restructuring expenses (approximately $0.5 million) and (b) lower marketing expenses (approximately $0.1 million).

Operating Income

	Three Months Ended March 31,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Operating Income
Clinical Group	$31,384	$30,241	$1,143	3.8%
Research Group	28,203	29,774	(1,571)	-5.3%

Total Operating Income	$59,587	$60,015	$(428)	-0.7%

Operating income for the three months ended March 31, 2003 was $59.6 million, a decrease of $0.4 million, or 0.7%, compared to $60.0 million for the same period of fiscal 2002.

Interest Expense

Interest expense was $10.4 million for the three months ended March 31, 2003, as compared to $10.3 million for the same period of fiscal 2002.

Other Income

Other income was $0.3 million for the three months ended March 31, 2003, as compared to other income of $0.8 million in the same period of fiscal 2002. This decrease of $0.5 million is primarily due to the reduction of income from an equity investment in a joint venture.

Income Taxes

Taxes on income from continuing operations for the three months ended March 31, 2003 were $17.7 million, a decrease of $0.4 million from the same period of fiscal 2002. This decrease resulted primarily from a decrease in taxable income.

Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 2003 was $30.9 million, a decrease of $0.5 million, or 1.1%, from $31.4 million for the same period of fiscal 2002.

Discontinued Operations

The loss from the discontinued operations, net of tax, for the three months ended March 31, 2003 was $87.2 million as compared to a loss of $12.5 million for the same period of fiscal 2002. The loss from discontinued

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

operations consisted of a $85.9 million write-down of net assets of ABI and BioRobotics to their estimated fair value less costs to sell and a $2.8 million additional charge related to the disposal of VPT. These amounts were offset by $1.4 million of income from the operations of the discontinued businesses.

Net Income

Net loss for the three months ended March 31, 2003 was $56.4 million, as compared to net income of $18.9 million for the same period of fiscal 2002.

Six Months Ended March 31, 2003 Compared to the Six Months Ended March 31, 2002

Net Sales

	Six Months Ended March 31,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Net Sales
Clinical Group	$251,930	$228,383	$23,547	10.3%
Research Group	282,506	260,679	21,827	8.4%

Total Net Sales	$534,436	$489,062	$45,374	9.3%

Overall Company.    Net sales for the six months ended March 31, 2003 were $534.4 million, an increase of $45.4 million or 9.3% over the same period of fiscal 2002.

Clinical Group.    Increased net sales in the clinical group resulted primarily from: (a) net sales of products of acquired companies (approximately $12.6 million), (b) net sales of existing products (approximately $8.5 million), (c) foreign currency fluctuations (approximately $4.2 million), and (d) increased net sales of new products developed by us (approximately $2.9 million). Net sales were partially reduced by price reductions (approximately $4.7 million).

Research Group.    Increased net sales in the research group resulted primarily from: (a) increased net sales of new products developed by us (approximately $9.4 million), (b) net sales of products of acquired companies (approximately $9.2 million), (c) foreign currency fluctuations (approximately $7.0 million), and (d) price increases (approximately $1.5 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $5.3 million).

Gross Profit

	Six Months Ended March 31,				Dollar Change	Percent Change
	2003	Percent of Sales	2002	Percent of Sales
	(dollars in thousands)
Gross Profit
Clinical Group	$117,867	46.8%	$110,235	48.3%	$7,632	6.9%
Research Group	138,203	48.9%	128,708	49.4%	9,495	7.4%

Total Gross Profit	$256,070	47.9%	$238,943	48.9%	$17,127	7.2%

Overall Company.    Gross profit for the six months ended March 31, 2003 was $256.1 million, or 47.9% of net sales, as compared to $238.9 million, or 48.9% of net sales, for the same period of fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Clinical Group.    Increased gross profit in the clinical group resulted primarily from: (a) the effects of acquired companies (approximately $5.5 million), (b) increased volume (approximately $3.9 million), (c) product mix (approximately $2.2 million), (d) foreign currency fluctuations (approximately $1.6 million), (e) the effects of new products (approximately $0.9 million), and (f) decreased restructuring charges (approximately $0.3 million). Gross profit was partially reduced by: (a) price reductions (approximately $4.7 million), (b) increased manufacturing overhead (approximately $1.3 million), and (c) higher inventory write-downs (approximately $0.8 million).

Research Group.    Increased gross profit in the research group resulted primarily from: (a) the effects of new products (approximately $5.2 million), (b) the effects of acquired companies (approximately $3.7 million), (c) foreign currency fluctuations (approximately $3.1 million), (d) decreased restructuring charges (approximately $2.8 million), (e) price increases (approximately $1.5 million), and (f) the effects of inventory write-downs (approximately $0.4 million). Gross profit was slightly reduced by: (a) increased manufacturing overhead (approximately $3.4 million), (b) decreased volume (approximately $2.4 million), and (c) product mix (approximately $1.4 million).

Selling, General and Administrative Expenses

	Six Months Ended March 31,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Selling, General and Administrative Expenses
Clinical Group	$58,288	$51,978	$6,310	12.1%
Research Group	81,984	71,558	10,426	14.6%

Total Selling, General and Administrative Expenses	$140,272	$123,536	$16,736	13.5%

Overall Company.    Selling, general and administrative expenses for the six months ended March 31, 2003 were $140.3 million, an increase of $16.7 million, or 13.5%, over the same period of fiscal 2002.

Clinical Group.    Increased selling, general and administrative expenses in the clinical group resulted primarily from: (a) expenses of acquired businesses (approximately $2.3 million), (b) general and administrative expenses (approximately $1.5 million), (c) foreign currency fluctuations (approximately $1.1 million), (d) increased amortization expense (approximately $0.9 million), (e) marketing expenses (approximately $0.8 million), and (f) research and development expenses (approximately $0.3 million). Selling, general and administrative expenses were partially decreased by lower restructuring expenses (approximately $0.7 million).

Research Group.    Increased selling, general and administrative expenses in the research group resulted primarily from: (a) expenses of acquired businesses (approximately $3.2 million), (b) foreign currency fluctuations (approximately $3.0 million), (c) general and administrative expenses (approximately $3.0 million), (d) marketing expenses (approximately $1.1 million), (e) research and development expenses (approximately $0.3 million), and (f) increased amortization expense (approximately $0.3 million). Selling, general and administrative expenses were partially decreased by lower restructuring expenses (approximately $0.5 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Operating Income

	Six Months Ended March 31,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Operating Income
Clinical Group	$59,579	$58,257	$1,322	2.3%
Research Group	56,219	57,150	(931)	-1.6%

Total Operating Income	$115,798	$115,407	$391	0.3%

Operating income for the six months ended March 31, 2003 was $115.8 million, an increase of $0.4 million, or 0.3%, compared to $115.4 million for the same period of fiscal 2002.

Interest Expense

Interest expense was $20.8 million for the six months ended March 31, 2003, as compared to $20.6 million for the same period of fiscal 2002.

Other Income

Other income was $0.8 million for the six months ended March 31, 2003, as compared to other income of $2.3 million in the same period of fiscal 2002. This decrease of $1.5 million is primarily due to the reduction of income from an equity investment in a joint venture.

Income Taxes

Taxes on income from continuing operations for the six months ended March 31, 2003 were $34.3 million, a decrease of $0.6 million from the same period of fiscal 2002. This decrease resulted primarily from a decrease in taxable income.

Income from Continuing Operations

Income from continuing operations for the six months ended March 31, 2003 was $59.7 million, a decrease of $0.8 million, or 1.3%, from $60.5 million for the same period of fiscal 2002.

Discontinued Operations

The loss from discontinued operations, net of tax, for the six months ended March 31, 2003 was $87.3 million as compared to a loss of $11.6 million for the same period of fiscal 2002. The loss from discontinued operations consisted of a $85.9 million write-down of net assets to their estimated fair value less costs to sell related to the discontinuance of ABI and BioRobotics and a $2.8 million additional charge related to the disposal of VPT. These amounts were offset by $1.5 million of income from the operations of discontinued businesses.

Net Income

Net loss for the six months ended March 31, 2003 was $27.6 million, as compared to net income of $48.9 million for the same period of fiscal 2002.

Liquidity and Capital Resources

Our capital requirements arise principally from indebtedness incurred in connection with our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

to purchases of machinery and molds, our stock repurchase program, the purchase of various businesses and product lines in execution of our acquisition strategy, the periodic expansion and/or acquisition of physical facilities, and our obligation to pay rent under the sale/leaseback facility.

Net cash provided by operating activities was $57.0 million for the six months ended March 31, 2003 as compared to $83.5 million for the same period in fiscal 2002. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $27.6 million for the first six months of fiscal 2003. This cash outflow was primarily the result of increases in accounts receivable ($1.2 million), inventories ($8.9 million), and prepaid expenses and other current assets ($3.4 million) and decreases in accounts payable ($5.6 million), income taxes payable ($4.1 million), accrued payroll and employee benefits ($2.7 million), accrued interest ($0.4 million), and the restructuring reserve ($0.7 million) and net changes in other assets and liabilities ($3.8 million). The cash outflows were partially offset by a decrease in other current liabilities ($3.0 million).

Net cash used in investing activities was $42.0 million for the six months ended March 31, 2003, as compared to $130.6 million for the same period in fiscal 2002. Net cash used in investing activities for the six months ended March 31, 2003 primarily reflects the net payment for businesses acquired of $21.6 million, capital expenditures of $22.6 million and the receipt of $1.5 million from an equity investment in a joint venture. Net cash used in investing activities for the six months ended March 31, 2002 primarily reflects payment for businesses acquired of $113.8 million and capital expenditures of $17.1 million. Apogent has no current material commitments for capital expenditures but does expect to incur approximately $65.0 million in purchases during fiscal year 2003.

Net cash used in financing activities was $24.8 million for the six months ended March 31, 2003, as compared to cash provided by financing activities of $87.7 million for the same period in fiscal 2002. The net cash used in financing activities for the six months ended March 31, 2003 primarily resulted from $69.3 million in treasury stock purchases and the repayment of $23.4 million of sellers notes offset by $62.7 million in net proceeds from our revolving credit facility. The net cash provided by financing activities for the six months ended March 31, 2002 was primarily related to proceeds from our CODES offering of $300.0 million (see below) and revolving credit facility of $179.5 million. These amounts were partially offset by payments made on the revolving credit facility of $388.0 million. Financing fees of $8.0 million were paid in connection with the CODES offering.

On October 10, 2001, the Company issued $300 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based on specified factors including but not limited to the sale price of the Company’s common stock, trading prices of the CODES, maintenance of the Company’s credit ratings, and the occurrence of specified corporate transactions, including certain repurchases by the Company of its common stock), into common stock of the Company, currently at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011, and 2016, or, subject to specified exceptions, upon a change of control event. Certain of the Company’s U.S. subsidiaries guarantee the Company’s obligations under the CODES.

The Company maintains a $500 million revolving credit facility. As of March 31, 2003, there were $62.7 million outstanding and $430.8 million available on the revolving credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The CODES, 8% senior notes, and the revolving credit facility all contain certain cross default provisions. The revolving credit facility includes financial and operating covenants which, if not met, could result in acceleration of payments on outstanding balances. In addition, the CODES, 8% senior notes, and/or the revolving credit facility contain covenants which, among other things, restrict investments, loans, and advances, require that the Company maintain certain financial ratios, require that the Company maintain certain credit ratings, restrict the Company’s and its subsidiaries’ ability to create or permit liens, or to pay dividends or make other restricted payments (as defined), and limit the Company’s incurrence of additional indebtedness. The Company is not aware of any violations of these covenants and does not anticipate any such violations in light of current business conditions.

During our fiscal quarter ended September 30, 2002, we purchased approximately one million shares of our common stock on the open market. During our current fiscal year we have purchased approximately 4.1 million additional shares on the open market. The purchase price for these open market purchases during our current fiscal year has totaled approximately $69.3 million, or an average of approximately $16.95 per share. Our board of directors has authorized the repurchase of approximately 6.9 million additional shares on the open market during the period ending October 1, 2005. Shares will be repurchased at times and prices deemed appropriate to the Company. The Company will use cash generated from operations as well as available credit facilities in order to finance the repurchase of these shares.

Consistent with the strategy to repurchase our shares, on April 23, 2003, we filed a Tender Offer Statement on Schedule TO, which represents the offer to purchase, through a modified Dutch tender auction, up to 15 million shares of our common stock (including associated preferred stock purchase rights), representing approximately 15% of its outstanding common shares as of April 22, 2003.

On May 2, 2003, we entered into an amendment of our revolving credit facility which allows us to consummate the tender offer.

We also expect to sell in a private transaction approximately $250 million aggregate principal amount of new senior subordinated promissory notes (the “New Notes”) that are unconditionally guaranteed by our current and future domestic subsidiaries and are subordinated to our current and future senior debt. We anticipate that the indenture for the New Notes will include covenants restricting our ability and the ability of our subsidiaries to incur senior subordinated indebtedness, to grant liens, and to participate in mergers and sales of assets, and that it will require Apogent to offer to repurchase the New Notes at a price equal to 101% of their principal amount in the event we experience a change of control prior to their maturity. We also anticipate that the indenture for the New Notes will include a number of covenants and restrictions that will not apply from or after the date on which the New Notes have been assigned an investment grade rating by both S&P and Moody’s and no default or event of default has occurred and is continuing. Those covenants and restrictions are expected to relate to repurchases of New Notes at the option of the holders in the event of certain asset sales, limitations on restricted payments, limitations on incurring indebtedness unless certain financial ratios are satisfied, limitations on dividends or other payments by our subsidiaries, limitations on transactions with affiliates, and limitations on our business activities, among others. If for any reason we are unable to sell the New Notes as expected, we will seek alternative financing to allow us to complete the tender offer. The tender offer is not conditioned upon the sale of the New Notes.

We believe that loans under our revolving credit facility, proceeds from the sale of the New Notes, and currently available cash and short term investments, along with cash generated from operations, will be sufficient to finance the tender offer and our working capital needs, as well as our capital expenditures, special charges, and business development needs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Although we currently do not have specific plans, we may, in the future, depending on business and market conditions, refinance or replace all or a portion of the cash used to purchase shares with proceeds from the sale of debt or equity securities or such other financing as we deem appropriate.

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

The Company recognizes revenue upon shipment of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and collectibility of the sales price is reasonably assured. Large portions of the Company’s sales are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product have passed.

In connection with annual impairment tests for SFAS No. 142, fair market valuations are performed for each of the reporting units. These valuations require certain assumptions from management regarding future operating performance as well as various industry trends. Fluctuations in these assumptions could have a material impact on the values ascribed to the reporting units and could result in an indication of impairment. These assumptions include, but are not limited to, estimated future cash flows, estimated sales growth, and weighted average cost of capital for each of the reporting units. In order to make informed assumptions, management relies on certain public information and statistical and industry information as well as internal forecasts to determine the various assumptions. In the event that industry, general economic, and company trends change, these assumptions will change and impact the calculated fair market values.

Through its acquisition program, the Company has accumulated a large number of intangible assets. The allocation of purchase price premiums to intangible assets, tangible assets, and goodwill involves estimates based on fair value assumptions. Estimated lives assigned to the tangible and intangible assets acquired in a business purchase also involve the use of estimates. These matters that are subject to judgments and estimates are inherently uncertain, and different amounts could be reported using different methodologies. Management uses its best estimate in determining the appropriate values and estimated lives to reflect in the financial statements, using historical experience, market data, and all other available information. In most instances, the Company uses outside valuation firms to recommend purchase price allocations and estimated lives after an acquisition is completed.

The Company has three defined benefit pension plans covering a significant number of domestic employees. Accounting for these plans requires the use of actuarial assumptions, including estimates of the expected long-term rate of return on assets and discount rates. In order to make informed assumptions, management relies on outside actuarial firms as well as public market data and general economic information. If changes in any of these assumptions occur, they may materially affect certain amounts reported on the Company’s balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets could result in an increase in the Company’s pension liability and a charge to equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The Company records a valuation allowance to reduce its deferred tax assets to an amount that management estimates is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should management determine that the Company would be able to realize its deferred assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. However, should management determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Off-Balance Sheet Arrangement

The Company holds a minority interest in an unconsolidated joint venture that is accounted for as an equity investment. The Company owns less than 50% of the underlying joint venture. As of March 31, 2003, the equity investment in this entity, included in “Other Assets,” was approximately $8.3 million. Net income from the joint venture for the three and six months ended March 31, 2003 was approximately $0.5 million and $0.9 million, respectively and is included in “Other Income.” The joint venture is limited to the extent it can incur any debt other than trade payables arising out of its business activities and does not hold any assets other than inventory and trade receivables. As of March 31, 2003, the joint venture did not have any debt other than trade payables arising out of its business activities.

Disclosures About Contractual Obligations and Commercial Commitments

In its day-to-day business activities, the Company incurs certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following table as of March 31, 2003 (in millions):

			Payments Due by Period
Contractual Obligations	Total		Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$713.2		$16.2	$373.3	$—	$323.7
Capital Lease Obligations	0.5		0.2	0.3	—	—
Operating Leases	70.1		12.3	19.8	14.7	23.3
Unconditional Purchase Obligations	15.6		14.2	1.4	—	—
Other Long-Term Obligations	None		—	—	—	—
Total Contractual Cash Obligations	$799.4		$42.9	$394.8	$14.7	$347.0

Other Commercial Commitments	Total Amounts Committed		Amount of Commitment Expiration Per Period
			Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Lines of Credit	$—		$—	$—	$—	$—
Standby Letters of Credit	6.5		6.5	—	—	—
Guarantees	None	(1)	—	—	—	—
Standby Repurchase Obligations	None		—	—	—	—
Other Commercial Commitments	None		—	—	—	—
Total Commercial Commitments	$6.5		$6.5	$—	$—	$—

(1)	Certain of the Company’s domestic subsidiaries are guarantors under the Company’s revolving credit facility, 8% senior notes, and CODES.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

Our ability to service our indebtedness depends on our receipt of funds from our subsidiaries. Restrictions on their ability to loan or distribute funds to us could adversely affect our ability to service our indebtedness.

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

A significant portion of our revenue is generated from foreign activities; changes in exchange rates and other changes in foreign economics could have an adverse effect on our business.

We have significant operations outside the United States. Approximately 22% of our net sales and 6% of our operating cash flow for 2002 were from foreign subsidiaries. We are therefore subject to risks affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost of our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Our net sales were increased by $2.9 million in 2002 and reduced by $10.1 million in 2001 by the impact of currency fluctuations. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries that have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with an economic downturn in other countries.

In addition, world events can increase the volatility of the currency markets, and such volatility could affect our financial results. In particular, the September 11, 2001 attacks in New York and Washington, D.C. disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and military action taken and to be taken by the United States and other nations in Iraq and elsewhere, as well as the threat of military confrontation on the Korean peninsula, may cause significant disruption to commerce throughout the world. In addition, severe acute respiratory syndrome (SARS) has caused disruption in commerce in East Asia and may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellation of purchase orders, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of new epidemics or attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations, or financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

The operating and financial restrictions imposed by our debt agreements, including our revolving credit facility and the indenture relating to the notes, limit our ability to finance operations and capital needs or engage in other business activities.

Our debt agreements contain covenants that restrict our ability to:

•	incur additional indebtedness (including guarantees);

•	incur liens;

•	dispose of assets;

•	make some acquisitions;

•	pay dividends and make other restricted payments;

•	issue some types of preferred stock;

•	enter into sale and leaseback transactions;

•	make loans and investments;

•	enter into new lines of business;

•	enter into some leases; and

•	engage in some transactions with affiliates.

In addition, our credit facilities require us to comply with specified financial covenants including minimum interest coverage ratios, maximum leverage ratios, minimum fixed charge coverage ratios, and minimum net worth requirements.

Our ability to meet these covenants and requirements in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our breach or failure to comply with any of these covenants could result in a default under our credit facilities or the indenture governing the notes. If we default under our credit facilities, the lenders could cease to make further extensions of credit, cause all of our outstanding debt obligations under these credit facilities to become due and payable, require us to apply all of our available cash to repay the indebtedness under these credit facilities, prevent us from making debt service payments on any other indebtedness we owe and/or proceed against the collateral granted to them to secure repayment of those amounts. If a default under the indenture occurs, the holders of the notes could elect to declare the notes immediately due and payable. If the indebtedness under our credit facilities or the notes is accelerated, we may not have sufficient assets to repay amounts due under these existing debt agreements or on other debt securities then outstanding. We also may amend the provisions and limitations of our credit facilities from time to time in a manner that could adversely affect, without their consent, the holders of the notes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

If we do not introduce new products in a timely manner and make enhancements to meet the changing needs of our customers, some of our products could become obsolete over time, in which case our customer relationships, revenue, and operating results would suffer.

Our operating results may suffer if the industries into which we sell our products are in downward cycles.

Some of the industries and markets into which we sell our products are cyclical. Any further downturn in our customers’ markets or in general economic conditions could result in reduced demand for our products and could harm our business.

Acquisitions have been an important part of our growth strategy; failure to successfully integrate acquisitions could adversely impact our results.

A significant portion of our growth over the past several years has been achieved through our acquisition program. Although we intend to reduce our emphasis on acquisitions, our ability to grow our business through acquisitions is subject to various factors including the cost of the capital, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates, our ability to realize the synergies expected to result from acquisitions, our ability to retain key personnel in connection with acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

We may incur restructuring or impairment charges that would reduce our earnings.

We have in the past and may in the future restructure some of our operations. In such circumstances, we may take actions that would result in a charge and reduce our earnings, including as a result of our inability to dispose of discontinued operations or risks associated with discontinued operations. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. These restructurings may be implemented to improve the operations of recently acquired subsidiaries as well as subsidiaries that have been part of our operations for many years. For a discussion of our recent restructuring activities, see Note 6 of notes to unaudited consolidated financial statements. Additionally, on October 1, 2001 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. We carry a very significant amount of goodwill and intangible assets and SFAS No. 142 requires us to perform an annual assessment for possible impairment.

We rely heavily upon sales to key distributors and original equipment manufacturers, and could lose sales if any of them stop doing business with us.

Our three most significant distributors represent a significant portion of our revenues. For example, sales to Fisher Scientific, VWR, and Allegiance Corporation accounted for approximately 14%, 11%, and 7% of revenues in fiscal 2002, respectively. Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience softness in their sales. We rely primarily upon the long-standing and mutually beneficial nature of our relationships with our key distributors, rather than on contractual rights, to protect these relationships. Volatility in end-user demand can also arise with large OEM and private label customers to whom we sell directly, particularly when our customers fail to manage inventories to end-user demand, discontinue product lines, or switch business to other manufacturers. Sales to our OEM customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

We rely heavily on manufacturing operations to produce the products we sell, and we could be injured by disruptions of our manufacturing operations.

We rely upon our manufacturing operations to produce most of the products we sell. Any significant disruption of those operations for any reason, such as strikes, labor disputes, or other labor unrest, power interruptions, fire, war, or other force majuere, could adversely affect our sales and customer relationships and therefore adversely affect our business. In particular, nearly all of the white glass used in our Clinical Group’s worldwide manufacturing operations is produced in our glass manufacturing facility in Switzerland. Disruption in this supply can result from delays encountered in connection with the periodic rebuilding of the sheet glass furnace or furnace malfunctions. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices.

The success of many of our products depends on the effectiveness of our patents, trademarks, and licenses to defend our intellectual property rights. If we fail to adequately defend our intellectual property rights, competitors may produce and market products similar to ours.

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

We are subject to risk of product liability and other litigation which could adversely affect our business.

We are subject to the risks of claims involving our products (including those of businesses we no longer own) and other legal and administrative proceedings, including the expense of investigating, litigating, and settling any claims. Although we currently maintain insurance against some of these risks, uninsured losses, which may be material, could occur.

Our business is subject to regulatory risks, and changes in regulation could adversely affect our business.

Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks. In the future, some of our products may be affected by the passage of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of approvals needed to sell one or more of our products. Additionally, violations of any environmental, health and safety laws or regulations, or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability.

Demand for and pricing of some of our products are affected by general levels of insurance and reimbursement and changes in the levels of insurance or reimbursement could affect the demand for such products or the prices we are able to charge.

The demand for and pricing of some of our products can be affected by changing levels of public and private health care budgets, including reimbursement by private or governmental insurance programs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

We could be harmed by the loss of key management.

The success of our operations depends in significant part upon the experience and expertise of our management team, both within Apogent and in our operating subsidiaries. Any loss of these key personnel could harm our business.

Our separation from Sybron Dental Specialties poses a potential tax sharing and indemnification risk.

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

Our business is subject to quarterly variations in operating results due to factors outside of our control.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

We believe that there has been no substantial change in market risk to the Company since September 30, 2002, the end of our prior fiscal year.

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

The only matter submitted for a vote was a proposal to elect three directors to serve as Class II Directors until the 2006 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

The shareholders voted to elect Stephen R. Hardis, R. Jeffrey Harris, and Frank H. Jellinek, Jr. to serve as Class II directors until the 2006 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

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

Apogent filed on April 23, 2003 a Current Report on Form 8-K reporting second quarter and year-to-date results, the initiation of a 15 million share issuer tender offer and a notice pursuant to Rule 135c under the Securities Act of 1933 with respect to a proposed private offering of $250 million of senior subordinated notes due 2013.

Apogent filed on May 13, 2003 a Current Report on Form 8-K containing restated financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

APOGENT TECHNOLOGIES INC.
(Registrant)

Date: May 13, 2003	/s/ DENNIS B. BROWN
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ FRANK H. JELLINEK, JR.
Frank H. Jellinek, Jr. Chief Executive Officer

CERTIFICATIONS

I, Dennis B. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Apogent Technologies Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ DENNIS B. BROWN
Dennis B. Brown Chief Financial Officer

APOGENT TECHNOLOGIES INC.

(Commission File No. 1-11091)

EXHIBIT INDEX

to

QUARTERLY REPORT ON FORM 10-Q FOR

THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith

10.1	Amendment to Apogent Senior Credit Facility		X

12.1	Computation of Ratio of Earnings to Fixed Charges		X

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X