Form 10-Q
period 2003-06-30
APOGENT TECHNOLOGIES INC
filed 2003-08-14
CIK 824803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003	Commission File Number 001-11091

APOGENT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Wisconsin	22-2849508
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES  ☐                                NO  ☒

At August 11, 2003, there were 91,958,616 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$86,150	$16,327
Accounts receivable (less allowance for doubtful accounts of $4,008 and $5,723 respectively)	174,945	186,950
Inventories	213,367	203,997
Deferred income taxes	14,127	14,127
Prepaid expenses and other current assets	18,957	19,689
Assets of discontinued operations—held for sale	51,442	5,436

Total current assets	558,988	446,526
Available for sale security	62,727	60,183
Property, plant and equipment, net	274,958	270,893
Intangible assets, net	1,173,866	1,243,113
Other assets	19,414	15,370

Total assets	$2,089,953	$2,036,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and overdrafts	$14,006	$10,640
Current portion of long-term debt	2,204	25,352
Accounts payable	45,512	53,779
Income taxes payable	46,975	53,064
Accrued payroll and employee benefits	31,056	32,009
Accrued interest expense	9,341	16,630
Restructuring reserve	1,250	1,548
Other current liabilities	29,415	23,074
Liabilities of discontinued operations	5,497	305

Total current liabilities	185,256	216,401
Long-term debt, less current portion	884,717	635,020
Securities lending agreement	62,727	60,183
Deferred income taxes	144,090	132,100
Other liabilities	17,522	17,243
Commitments and contingent liabilities	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000,000 shares	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares issued 107,019,535 and 106,976,877 shares respectively; outstanding 93,698,339 and 105,967,853 shares respectively	1,070	1,070
Equity rights, 50 rights at $1.09 per right	—	—
Additional paid-in capital	270,591	271,682
Retained earnings	756,658	748,791
Accumulated other comprehensive income (loss)	8,100	(26,419)
Treasury common stock, 13,321,196 and 1,009,024 shares at cost	(240,778)	(19,986)

Total shareholders’ equity	795,641	975,138

Total liabilities and shareholders’ equity	$2,089,953	$2,036,085

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net sales	$278,478	$267,192	$812,914	$756,254

Cost of sales:
Cost of products sold	143,839	135,304	422,205	381,750
Restructuring charges	955	1,440	955	5,113

Total cost of sales	144,794	136,744	423,160	386,863

Gross profit	133,684	130,448	389,754	369,391

Selling, general and administrative expenses	69,923	66,655	209,863	188,577
Restructuring charges	475	—	807	1,614

Total selling, general and administrative expenses	70,398	66,655	210,670	190,191

Operating income	63,286	63,793	179,084	179,200

Other income (expense):
Interest expense	(11,635)	(10,273)	(32,427)	(30,851)
Amortization of deferred financing fees	(1,006)	(938)	(2,809)	(2,680)
Other, net	163	963	943	3,272

Income from continuing operations before income taxes	50,808	53,545	144,791	148,941
Income taxes	15,104	19,597	49,408	54,512

Income from continuing operations	35,704	33,948	95,383	94,429
Discontinued operations, net of tax	(188)	2,125	(87,516)	(9,437)

Net income	$35,516	$36,073	$7,867	$84,992

Basic earnings per common share from continuing operations	$0.36	$0.32	$0.93	$0.89
Discontinued operations	(0.00)	0.02	(0.85)	(0.09)

Basic earnings per common share	$0.36	$0.34	$0.08	$0.80

Diluted earnings per common share from continuing operations	$0.36	$0.31	$0.92	$0.87
Discontinued operations	$(0.00)	0.02	(0.84)	(0.09)

Diluted earnings per common share	$0.35	$0.33	$0.08	$0.78

Weighted average basic shares outstanding	99,486	106,816	103,053	106,452
Weighted average diluted shares outstanding	100,526	109,010	104,056	108,996

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2003

(in thousands)

(unaudited)

	Common Stock	Equity Rights	Additional Paid - In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Common Stock	Total Shareholders’ Equity
Balance at September 30, 2002	$1,070	$—	$271,682	$748,791	$(26,419)	$(19,986)	$975,138
Comprehensive income:
Net income	—	—	—	7,867	—	—	7,867
Translation adjustment	—	—	—	—	32,993	—	32,993
Unrealized gain on security available for sale, net of tax of $1,018	—	—	—	—	1,526	—	1,526

Total comprehensive income	—	—	—	7,867	34,519	—	42,386
Treasury shares purchased	—	—	—	—	—	(226,348)	(226,348)
Shares issued in connection with stock options	—	—	(3,013)	—	—	5,556	2,543
Shares issued in connection with employee stock purchase program	—	—	927	—	—	—	927
Tax benefit related to stock options	—	—	995	—	—	—	995

Balance at June 30, 2003	$1,070	$—	$270,591	$756,658	$8,100	$(240,778)	$795,641

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,867	$84,992
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	87,516	9,437
Depreciation	31,819	27,499
Amortization	14,377	12,272
Gain on sale of property, plant and equipment	244	100
Provision for losses on doubtful accounts	(808)	(496)
Inventory provisions	982	(2,919)
Deferred income taxes	10,252	3,416
Changes in assets and liabilities, net of effects of businesses acquired:
Decrease in accounts receivable	3,312	1,107
Increase in inventories	(12,092)	(17,817)
Increase in prepaid expenses and other current assets	(3,376)	(4,734)
Decrease in accounts payable	(6,956)	(7,409)
Increase (decrease) in income taxes payable	(6,604)	14,964
Decrease in accrued payroll and employee benefits	(1,372)	(957)
Decrease in accrued interest expense	(7,290)	(6,861)
Increase (decrease) in restructuring reserve	(298)	3,188
Increase (decrease) in other current liabilities	2,842	(6,045)
Net change in other assets and liabilities	(4,970)	9,051

Net cash provided by operating activities	115,445	118,788

Cash flows from investing activities:
Capital expenditures	(37,684)	(31,356)
Proceeds from sales of property, plant and equipment	1,221	1,119
Net payments for businesses acquired	(21,654)	(142,117)
Other investing activities	1,546	—

Net cash used in investing activities	(56,571)	(172,354)

Cash flows from financing activities:
Proceeds from revolving credit facility	469,400	285,200
Principal payments on revolving credit facility	(469,400)	(465,300)
Proceeds from long-term debt	250,000	300,000
Principal payments on long-term debt	(23,408)	(45,372)
Proceeds from the exercise of stock options	2,543	8,407
Proceeds from employee stock purchase program	927	—
Purchase of treasury stock	(226,348)	—
Financing fees paid	(9,168)	(8,081)
Other financing activities	2,510	(374)

Net cash provided by (used in) financing activities	(2,944)	74,480

Effect of exchange rate changes on cash and cash equivalents	13,893	4,503

Net increase in cash and cash equivalents	69,823	25,417
Cash and cash equivalents at beginning of period	16,327	9,192

Cash and cash equivalents at end of period	$86,150	$34,609

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39,467	$37,701

Income taxes	$39,720	$27,783

Capital lease obligations incurred	$102	$209

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data, or when specified in millions)

1.  Basis of Presentation

In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included, and are of a normal recurring nature. The results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002 and the Company’s current report on Form 8-K filed May 13, 2003, containing financial statements that have been restated for discontinued operations and the realignment of our business segments.

During the second quarter of fiscal 2003, we realigned our lines of business for financial reporting purposes. Our three former business segments (clinical diagnostics, labware and life sciences, and laboratory equipment) have been reclassified into two business segments: clinical group and research group. The clinical group business segment is the former clinical diagnostics business segment. The research group business segment is composed of the former labware and life sciences and laboratory equipment business segments.

Historical financial information has been restated to reflect the discontinuance of the businesses conducted by the Company’s Applied Biotech Inc., BioRobotics Group Ltd., and Vacuum Process Technology, Inc. subsidiaries.

Certain reclassifications to prior year balances have been made to conform with current year presentations.

2.  Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies situations in which entities will be subject to consolidation. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is evaluating the impact of FIN 46 on its financial position and results of operations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003 and its adoption did not have an impact on any existing financial instruments entered into on or before May 31, 2003.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

3.  Fair Value of Stock Options

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income – as reported	$35,516	$36,073	$7,867	$84,992

Pro forma net income	$32,525	$33,257	$(1,105)	$76,543

Basic earnings per share – as reported	$0.36	$0.34	$0.08	$0.80

Basic earnings per share – pro forma	$0.33	$0.31	$(0.01)	$0.72

Diluted earnings per share – as reported	$0.35	$0.33	$0.08	$0.78

Diluted earnings per share – pro forma	$0.33	$0.31	$(0.01)	$0.71

The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Volatility	32.26%	35.80%	32.26%	35.80%
Risk-free rate	2.50%	5.66%	2.50%	5.66%
Expected holding period	8.0 years	7.8 years	8.0 years	7.8 years
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

4.  Inventories

Inventories at June 30, 2003 and September 30, 2002 consisted of the following:

	June 30, 2002	September 30, 2003
Raw materials and supplies	$71,930	$74,293
Work in process	21,798	19,400
Finished goods	119,639	110,304

	$213,367	$203,997

5.  Intangible Assets

As a result of current year acquisitions and subsequent payments made in relation to prior year acquisitions, the Company added approximately $27.0 million to goodwill and intangible assets between September 30, 2002 and June 30, 2003 (approximately $13.0 million to goodwill and $14.0 million to amortizable intangible assets). The Company is currently assessing the final allocation of purchase price premium to the various tangible and intangible assets for these acquisitions. Deferred financing fees, changes in foreign currency rates and final adjustments to purchase price of companies acquired during fiscal 2002 increased goodwill and intangible assets by an additional $35.9 million during the first nine months of fiscal 2003. In addition, during the second quarter of fiscal 2003, the Company recorded a write-off of $101.7 million of goodwill and intangible assets related to the discontinuance of two of its businesses, the lateral flow, rapid diagnostic test business conducted by Applied Biotech, Inc. (together with its wholly-owned subsidiary, Forefront Diagnostic, Inc., “ABI”) and the micro-array equipment business conducted by BioRobotics Group Ltd (“BioRobotics”). See Note 7—Discontinued Operations. Unamortizable intangible assets (goodwill) were approximately $980.7 million as of June 30, 2003.

Intangible assets are as follows:

	June 30, 2003	September 30, 2002
Amortizable intangible assets
Proprietary technology	$75,772	$91,571
Trademarks	80,269	80,402
Patents	36,284	34,092
Licenses	11,879	17,798
Drawings	11,804	11,754
Non-compete agreements	12,817	16,316
Other	46,269	37,022
Less: Accumulated amortization	(81,952)	(75,433)

Net amortizable intangible assets	193,142	213,522
Unamortizable intangible assets (goodwill)	980,724	1,029,591

	$1,173,866	$1,243,113

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

5.  Intangible Assets (Continued)

Intangible assets at June 30, 2003 by business segment are as follows:

	Clinical Group	Research Group	Consolidated
Proprietary technology	$60,661	$15,111	$75,772
Less: Accumulated amortization	(19,818)	(6,208)	(26,026)

Net proprietary technology	40,843	8,903	49,746

Trademarks	18,450	61,819	80,269
Less: Accumulated amortization	(1,918)	(16,081)	(17,999)

Net trademarks	16,532	45,738	62,270

Patents	20,310	15,974	36,284
Less: Accumulated amortization	(4,616)	(4,141)	(8,757)

Net patents	15,694	11,833	27,527

Licenses	9,488	2,391	11,879
Less: Accumulated amortization	(3,137)	(264)	(3,401)

Net licenses	6,351	2,127	8,478

Drawings	—	11,804	11,804
Less: Accumulated amortization	—	(6,144)	(6,144)

Net drawings	—	5,660	5,660

Non-compete agreements	5,288	7,529	12,817
Less: Accumulated amortization	(3,304)	(5,267)	(8,571)

Net non-compete agreements	1,984	2,262	4,246

Other identifiable intangible assets (a)	7,462	13,033	20,495
Less: Accumulated amortization	(674)	(2,963)	(3,637)

Net other identifiable intangibles (a)	6,788	10,070	16,858

Net amortizable intangible assets (a)	$88,192	$86,593	$174,785

Excess cost over net asset values acquired (goodwill)	513,110	467,614	980,724

Unamortizable intangible assets	$513,110	$467,614	$980,724

Note (a):  At June 30, 2003, Apogent Corporate Office had $25,774 of amortizable other identifiable intangible assets and $7,417 of related accumulated amortization that were not allocated to either of the business segments and are not included in the consolidated totals in the above table.

Amortization of intangible assets, including deferred financing fees, was $4,818 and $5,173 for the three months ended June 30, 2003 and 2002, respectively, and $14,377 and $12,272 for the nine months ended June 30, 2003 and 2002, respectively. Amortization expense relating to the existing identifiable intangible assets for each of the next five years (beginning with fiscal 2003) is expected to be $18,837, $18,458, $15,107, $14,097, and $13,551, respectively.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

5.  Intangible Assets (Continued)

The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 are as follows:

	Clinical Group	Research Group	Consolidated
Balance at September 30, 2002	$549,039	$480,552	$1,029,591
Goodwill acquired during the period	13,025	—	13,025
Goodwill written off related to disposal of ABI and BioRobotics	(54,421)	(30,827)	(85,248)
Change in purchase price of prior year acquisition	5,025	(1,058)	3,967
Effect of change in foreign currencies	442	18,947	19,389

Balance at June 30, 2003	$513,110	$467,614	$980,724

6.  Acquisitions

During the nine months ended June 30, 2003, the Company completed three acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $21.7 million. None of the acquisitions was considered individually significant. The total goodwill and identifiable intangible assets for the acquired companies was approximately $27.0 million (allocated approximately $13.0 million to goodwill and $14.0 million to amortizable intangible assets). The intangible assets will be amortized over their expected lives ranging from 5 to 20 years. The following table outlines the sales, operating income, and total assets for the most recent available twelve-month period prior to each cash acquisition.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

7.  Discontinued Operations

During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. (“VPT”). The decision was made following a slow-down in the telecommunications industry, in which VPT targeted a majority of its products, and, as a result, the business no longer met the Company’s strategic requirements. In the second quarter of fiscal 2002, in connection with the discontinuance of this business, we incurred a charge of $13,200, net of income tax benefit of $7,600, related to the write-down of net assets to their estimated fair value less costs to sell. During the second quarter of fiscal 2003, the Company completed the sale of VPT and, as a result, incurred an additional charge of $2,800, net of income tax benefit of $1,600. The decision to sell VPT represented a disposal of long-lived assets and disposal group under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of this business have been classified as discontinued operations. For business reporting purposes, VPT was previously classified in the clinical group business segment. Operating results from VPT for the three and nine months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$—	$1,208	$884	$3,180
Gross Profit	—	166	(803)	466
Pretax loss	—	(159)	(5,042)	(21,903)
Income taxes	—	(58)	(1,549)	(8,026)
Net loss	—	(101)	(3,493)	(13,877)

Assets and liabilities of VPT were as follows:

September 30, 2002
Current assets	$3,771
Property, plant and equipment, net	817
Intangible assets	—
Total assets	5,436
Current liabilities	305
Total liabilities	305

On March 25, 2003, the Company made the decision to dispose of two of its businesses: the lateral flow rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases) as conducted by ABI; and the manufacture and sale of automated microarray instrumentation for the genomics market as conducted by BioRobotics. The decision was based in part on the Company’s ongoing strategy of strengthening the market positions of our leading brands and focusing on sales of our consumable laboratory products that have more stable growth expectations. As a result, these businesses no longer met the Company’s strategic requirements. During the first nine months of fiscal 2003, in connection with the discontinuance of these businesses, we incurred charges of approximately $87,400, net of income tax benefit of $22,400, related to the write-down of net assets to their estimated fair value less costs to sell. The decision to sell these companies represents a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of these businesses have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. In July 2003, the Company entered into an agreement with Inverness Medical Innovations, Inc. (“Inverness”), whereby Inverness agreed to acquire ABI for 692,506 shares of Inverness common stock and either $13.4 million in cash, or $5 million in cash and a one-year $8.4 million subordinated promissory note. The

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

7.  Discontinued Operations (Continued)

transaction is expected to close in August 2003, subject to Inverness first obtaining the consent of its lenders and the satisfaction of other customary closing conditions. The Company is also actively pursuing the sale of the BioRobotics business and anticipates disposal within the next nine months. In the event the Company ultimately disposes of ABI and BioRobotics for an amount less than the carrying value of the businesses, additional charges will be recognized upon disposal. For business reporting purposes, ABI was previously classified in the clinical group business segment, and BioRobotics was classified in the research group business segment.

Operating results from ABI for the three and nine months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$7,319	$12,202	$21,160	$29,531
Gross Profit	2,359	6,124	6,620	14,271
Pretax income (loss)	(1,543)	3,754	(66,349)	8,070
Income taxes	(515)	1,351	(11,874)	2,931
Net income (loss)	(1,028)	2,403	(54,475)	5,139

Operating results from BioRobotics for the three and nine months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$1,534	$1,306	$3,485	$4,344
Gross Profit	1,106	905	2,027	2,483
Pretax income (loss)	609	(279)	(41,899)	(1,066)
Income taxes	(231)	(102)	(12,351)	(367)
Net income (loss)	840	(177)	(29,548)	(699)

Assets and liabilities of ABI were as follows:

	June 30, 2003	September 30, 2002
Current assets	$16,256	$22,844
Property, plant and equipment, net	5,679	5,496
Intangible assets	19,920	74,801
Total assets	33,419	103,335
Current liabilities	4,979	2,830
Total liabilities	4,979	2,830

Assets and liabilities of BioRobotics were as follows:

	June 30, 2003	September 30, 2002
Current assets	$16,906	$3,617
Property, plant and equipment, net	687	714
Intangible assets	428	39,711
Total assets	18,023	44,042
Current liabilities	518	6,174
Total liabilities	518	6,174

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

8.  Long-Term Debt

On June 2, 2003, the Company issued $250 million aggregate principal amount of 6 1/2% senior subordinated notes due 2013. Interest is fixed at an annual rate of 6.5% and is payable on May 15 and November 15 of each year, beginning on November 15, 2003. Interest will accrue from June 2, 2003. We may redeem some or all of the notes at any time on or after May 15, 2008. After May 15, 2008, the notes are redeemable at 103.250%, 102.167%, 101.083%, and 100.000% of their principal amount plus accrued interest and any liquidated damages, if redeemed during the twelve-month period beginning on May 15 of 2008, 2009, 2010, and 2011 and thereafter, respectively. Prior to May 15, 2006 and subject to satisfaction of specified conditions, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.5% plus accrued and unpaid interest and other charges. The holders may require the Company to purchase all or a portion of their notes at 101% upon a change of control event. The notes are Apogent Technologies Inc.’s general unsecured obligations and are guaranteed on a senior subordinated basis by our domestic subsidiaries that have guaranteed, and our subsidiaries that will in the future guarantee, obligations under our revolving credit facility. The notes and the guarantees rank junior in right of payment to all of the Company’s and each subsidiary guarantor’s existing and future senior debt and rank pari passu in right of payment with all of the Company’s and each subsidiary guarantor’s senior subordinated debt.

9.  Restructuring

During fiscal 2003, the Company recorded restructuring charges of approximately $1.8 million (approximately $1.1 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of cost of sales and selling, general, and administrative expenses. The cost of sales component of approximately $1.0 million related to the write-off of inventory and severance associated with employees in production activities. The selling, general and administrative component of approximately $800 related to severance associated with non-production employees and other shutdown costs.

Restructuring activities for these actions are as follows:

	Severance (a)	Inventory (b)	Fixed Assets	Facility Closure Costs	Other	Total
Fiscal 2003 Restructuring charge	$1,524	$210	$—	$—	$28	$1,762
Fiscal 2003 Cash payments	(901)	—	—	—	—	(901)
Fiscal 2003 Non-cash charges	—	(210)	—	—	(28)	(238)

June 30, 2003 balance	$623	$—	$—	$—	$—	$623

(a)	Amount represents severance and termination costs for 81 terminated employees (primarily sales and marketing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

During fiscal 2002, the Company recorded restructuring charges of approximately $7.1 million (approximately $4.4 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $5.1 million related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

9.  Restructuring (Continued)

associated with employees in production activities. The selling, general and administrative component of approximately $2.0 million related to severance associated with non-production employees as well as certain lease terminations and other shutdown costs.

Restructuring activities for these actions are as follows:

	Severance (a)	Inventory (b)	Fixed Assets (b)	Facility Closure Costs (c)	Other	Total
Fiscal 2002 Restructuring charge	$1,466	$3,709	$353	$1,409	$155	$7,092
Fiscal 2002 Cash payments	(989)	—	—	(682)	—	(1,671)
Fiscal 2002 Non-cash charges	—	(3,709)	(353)	—	(155)	(4,217)

September 30, 2002 balance	$477	$—	$—	$727	$—	$1,204
Fiscal 2003 Cash payments	(477)	—	—	(100)	—	(577)

June 30, 2003 balance	$—	$—	$—	$627	$—	$627

(a)	Amount represents severance and termination costs for 126 terminated employees (primarily sales, marketing and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

The Company expects to make future cash payments of approximately $1,150 associated with the above restructuring actions during the remainder of fiscal 2003 and approximately $100 in fiscal 2004 and beyond.

10.  Capital Stock

On May 21, 2003, the Company completed a modified “Dutch Auction” tender offer to purchase shares of its common stock by accepting approximately 6.0 million tendered shares of common stock, representing approximately 5.9% of all then outstanding shares, at a purchase price of $17.50 per share. The aggregate purchase price of the shares purchased through the tender offer, including fees and expenses associated with the tender offer, was approximately $106.0 million. During our current fiscal year, through June 30, 2003, in addition to the shares repurchased pursuant to the tender offer, we have purchased approximately 6.9 million additional shares. The purchase price for these additional purchases during our current fiscal year has totaled approximately $120 million, or an average of approximately $18.28 per share.

11.  Earnings Per Common Share

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Basic	99,486	106,816	103,053	106,452
Effect of assumed conversion of employee stock options	1,040	2,194	1,003	2,544

Diluted	100,526	109,010	104,056	108,996

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

11.  Earnings Per Common Share (Continued)

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase 9,759 and 4,609 shares of common stock for the three months ended June 30, 2003 and 2002, respectively, and 9,759 and 2,277 shares of common stock for the nine months ended June 30, 2003 and 2002, respectively, as their effects would have been anti-dilutive. Also excluded from the shares used in calculating the diluted earnings per common share are approximately 9,839 shares of common stock issuable upon the conversion of our senior convertible contingent debt securities (CODES), based on a conversion price of $30.49 per share.

12.  Subsequent Events

On July 29, 2003, the Company and three of its domestic subsidiaries, as co-borrowers, entered into a new $500 million revolving credit facility that matures on July 29, 2008, and terminated our former revolving credit facility, as amended, that was scheduled to mature on December 1, 2005. The new revolving credit facility contains essentially the same terms and conditions as our prior credit facility, as amended. However, unlike the old credit facility, the new credit facility includes subsidiary co-borrowers. The new credit facility also permits us to make restricted payments, including dividends and stock repurchases under our stock repurchase program, subject to a limit on restricted payments made from and after July 29, 2003 of $200 million plus an amount equal to 50% of the Company’s quarterly consolidated net income for the fiscal quarters ending June 30, 2003 and thereafter. In addition, the new credit facility provides for a $200 million limit on foreign currency loans, compared to the $100 million foreign currency borrowing limit under the old revolving credit facility.

On August 1, 2003, Molecular BioProducts, which is part of the Company’s research group, acquired Porex Bio Products, Inc., a manufacturer of injection-molded, plastic consumable products, including pipete tips, used in life-science, clinical, research, and pharmaceutical applications. In July 2003, subsidiaries within the Company’s clinical group acquired the PathoDx® line of immunoflourescent and latex agglutination diagnostic assays from Diagnostic Products Corporation, and a portion of the glassware consumables business conducted by Meteor Glass Corporation. The acquisitions were not considered individually significant.

13.  Segment Information

During the second quarter of fiscal 2003, we realigned our lines of business for financial reporting purposes. Our three former business segments (clinical diagnostics, labware and life sciences, and laboratory equipment) have been reclassified into two business segments: clinical group and research group. The clinical group business segment is the former clinical diagnostics business segment. The research group business segment is composed of the former labware and life sciences and laboratory equipment business segments.

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

13.  Segment Information (Continued)

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

The costs of some corporate functions are allocated to the business segments at predetermined rates that approximate cost. Information on these business segments is summarized as follows (unaudited):

	Clinical Group	Research Group	Eliminations	Total
Three Months Ended June 30, 2003
Revenues:
External customer	$127,818	$150,660	$—	$278,478
Intersegment	2,685	160	(2,845)	—

Total revenues	130,503	150,820	(2,845)	278,478
Gross profit	61,319	72,365	—	133,684
Selling general and administrative	28,857	41,541	—	70,398
Operating income	32,462	30,824	—	63,286
Segment assets	1,016,924	1,073,029	—	2,089,953

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

13.  Segment Information (Continued)

	Clinical Group	Research Group	Eliminations	Total

Three Months Ended June 30, 2002
Revenues:
External customer	$122,754	$144,438	$—	$267,192
Intersegment	1,801	50	(1,851)	—

Total revenues	124,555	144,488	(1,851)	267,192
Gross profit	58,318	72,130	—	130,448
Selling general and administrative	26,544	40,111	—	66,655
Operating income	31,774	32,019	—	63,793

Nine Months Ended June 30, 2003
Revenues:
External customer	$379,747	$433,167	$—	$812,914
Intersegment	7,795	442	(8,237)	—

Total revenues	387,542	433,609	(8,237)	812,914
Gross profit	179,186	210,568	—	389,754
Selling general and administrative	87,145	123,525	—	210,670
Operating income	92,041	87,043	—	179,084

Nine Months Ended June 30, 2002
Revenues:
External customer	$351,137	$405,117	$—	$756,254
Intersegment	4,733	466	(5,199)	—

Total revenues	355,870	405,583	(5,199)	756,254
Gross profit	168,553	200,838	—	369,391
Selling general and administrative	78,522	111,669	—	190,191
Operating income	90,031	89,169	—	179,200

14.  Condensed Consolidating Financial Statements

The Company’s material U.S. subsidiaries are guarantors for its revolving credit facility, 8% senior notes, and the 6 1/2% senior subordinated notes. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below are the condensed consolidating balance sheets as of June 30, 2003 and September 30, 2002, statements of operations for the three and nine months ended June 30, 2003 and 2002, and statements of cash flows for the nine months ended June 30, 2003 and 2002, of the Company and its subsidiaries, reflecting the subsidiary guarantors for the revolving credit facility, 8% senior notes, and 6 1/2% senior subordinated notes. For guarantors acquired during the period, the results of operations are included from the date of acquisition.

Certain general corporate expenses have not been allocated to the subsidiaries, and are included under the Apogent Technologies heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance, and tax liabilities. Income tax provisions for the subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Certain debt under which Apogent is listed as the debtor has been allocated to the Guarantor subsidiaries. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries or with Apogent.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets

	As of June 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$82,119	$—	$9,729	$(5,698)	$86,150
Accounts receivable, net	—	130,143	44,802	—	174,945
Inventories, net	1,263	155,493	56,611	—	213,367
Other current assets	66,060	11,335	8,568	—	85,963

Total current assets	149,442	296,971	119,710	(5,698)	560,425
Property, plant and equipment, net	12,020	185,524	77,414	—	274,958
Intangible assets, net	18,357	941,478	214,031	—	1,173,866
Investment in subsidiaries	2,032,725	143,440	34,695	(2,210,860)	—
Other assets	71,546	8,116	1,042	—	80,704

Total assets	$2,284,090	$1,575,529	$446,892	$(2,216,558)	$2,089,953

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$801	$38,470	$11,939	$(5,698)	$45,512
Short-term debt and current portion of long-term debt	—	16,130	80	—	16,210
Income taxes payable	(19,662)	59,481	9,534	(2,378)	46,975
Accrued expenses and other current liabilities	22,345	15,978	38,236	—	76,559

Total current liabilities	3,484	130,059	59,789	(8,076)	185,256

Long-term debt, less current portion	—	884,687	30	—	884,717
Securities lending agreement	62,727	—	—	—	62,727
Deferred income taxes	121,885	6,779	15,426	—	144,090
Other liabilities	13,547	2,457	1,518	—	17,522
Net intercompany payable/(receivable)	983,240	(1,286,842)	303,566	36	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,070	—	—	—	1,070
Equity rights	—	—	—	—	—
Additional paid-in-capital	250,119	2,134,491	78,228	(2,192,247)	270,591
Retained earnings (deficit)	1,020,706	(307,918)	60,141	(16,271)	756,658
Accumulated other comprehensive income (loss)	(7,160)	11,816	3,444	—	8,100
Treasury stock (at cost)	(165,528)	—	(75,250)	—	(240,778)

Total shareholders’ equity	1,099,207	1,838,389	66,563	(2,208,518)	795,641

Total liabilities and shareholders’ equity	$2,284,090	$1,575,529	$446,892	$(2,216,558)	$2,089,953

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Operations

	For the Three Months Ended June 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$233,250	$65,932	$(20,704)	$278,478
Cost of sales	—	126,593	38,905	(20,704)	144,794

Gross profit	—	106,657	27,027	—	133,684
Selling, general and administrative expenses	7,010	47,440	15,948	—	70,398

Operating income	(7,010)	59,217	11,079	—	63,286
Other income (expense):
Interest expense	—	(11,576)	(59)	—	(11,635)
Other, net	—	(783)	(60)	—	(843)

Income before income taxes and discontinued operations	(7,010)	46,858	10,960	—	50,808
Income taxes	(5,710)	16,869	3,946	—	15,104

Income from continuing operations	(1,300)	29,989	7,014	—	35,704
Income from discontinued operations, net of tax	—	(1,028)	840	—	(188)

Net income (loss)	$(1,300)	$28,961	$7,854	$—	$35,516

	For the Nine Months Ended June 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$681,101	$193,271	$(61,458)	$812,914
Cost of sales	—	365,536	117,573	(59,949)	423,160

Gross profit	—	315,565	75,698	(1,509)	389,754
Selling, general and administrative expenses	23,334	141,383	45,953	—	210,670

Operating income	(23,334)	174,182	29,745	(1,509)	179,084
Other income (expense):
Interest expense	—	(32,242)	(185)	—	(32,427)
Other, net	—	(1,578)	(288)	—	(1,866)

Income before income taxes and discontinued operations	(23,334)	140,362	29,272	(1,509)	144,791
Income taxes	(12,219)	50,998	10,629	—	49,408

Income from continuing operations	(11,115)	89,364	18,643	(1,509)	95,383
Loss from discontinued operations, net of tax	—	(57,968)	(29,548)	—	(87,516)

Net income (loss)	$(11,115)	$31,396	$(10,905)	$(1,509)	$7,867

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Operations—Continued

	For the Three Months Ended June 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$228,679	$55,853	$(17,340)	$267,192
Cost of sales	—	121,269	32,813	(17,338)	136,744

Gross profit	—	107,410	23,040	(2)	130,448
Selling, general and administrative expenses	6,580	45,336	14,739	—	66,655

Operating income	(6,580)	62,074	8,301	(2)	63,793
Other income (expense):
Interest expense	—	(10,221)	(52)	—	(10,273)
Other, net	(2)	102	(75)	—	25

Income before income taxes and discontinued operations	(6,582)	51,955	8,174	(2)	53,545
Income taxes	(5,014)	22,640	1,971	—	19,597

Income from continuing operations	(1,568)	29,315	6,203	(2)	33,948
Income (loss) from discontinued operations, net of tax	—	2,302	(177)	—	2,125

Net income (loss)	$(1,568)	$31,617	$6,026	$(2)	$36,073

	For the Nine Months Ended June 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$646,161	$161,134	$(51,041)	$756,254
Cost of sales	—	342,294	94,347	(49,778)	386,863

Gross profit	—	303,867	66,787	(1,263)	369,391
Selling, general and administrative expenses	21,521	128,688	39,982	—	190,191

Operating income	(21,521)	175,179	26,805	(1,263)	179,200
Other income (expense):
Interest expense	—	(30,811)	(40)	—	(30,851)
Other, net	(3)	606	(11)	—	592

Income before income taxes and discontinued operations	(21,524)	144,974	26,754	(1,263)	148,941
Income taxes	(10,944)	56,685	8,771	—	54,512

Income from continuing operations	(10,580)	88,289	17,983	(1,263)	94,429
Loss from discontinued operations, net of tax	—	(8,738)	(699)	—	(9,437)

Net income (loss)	$(10,580)	$79,551	$17,284	$(1,263)	$84,992

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Cash Flows

	For the Nine Months Ended June 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$217,536	$(179,687)	$77,596	$—	$115,445

Cash flows from investing activities:
Capital expenditures	(1,092)	(25,972)	(10,620)	—	(37,684)
Proceeds from sales of property, plant and equipment	—	1,030	191	—	1,221
Net payments for businesses acquired	—	(21,654)	—	—	(21,654)
Other investing activities	—	1,546	—	—	1,546

Net cash used in investing activities	(1,092)	(45,050)	(10,429)	—	(56,571)

Cash flows from financing activities:
Proceeds from long-term debt	—	719,400	—	—	719,400
Principal payments on long-term debt	—	(492,736)	(72)	—	(492,808)
Proceeds from the exercise of stock options and stock purchase program	3,470	—	—	—	3,470
Purchase of treasury stock	(151,098)	—	(75,250)	—	(226,348)
Other	(6,658)	—	—	—	(6,658)

Net cash provided by (used in) financing activities	(154,286)	226,664	(75,322)	—	(2,944)
Effect of exchange rate on cash and cash equivalents	—	—	13,893	—	13,893

Net increase in cash and cash equivalents	62,158	1,927	5,738	—	69,823
Cash and cash equivalents at beginning of year	19,889	(7,553)	3,991	—	16,327

Cash and cash equivalents at end of year	$82,047	$(5,626)	$9,729	$—	$86,150

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$39,209	$258	$—	$39,467

Income taxes	$31,390	$—	$8,330	$—	$39,720

Capital lease obligations incurred	$—	$92	$10	$—	$102

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Cash Flows—Continued

	For the Nine Months Ended June 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities:	$18,758	$96,050	$3,980	$—	$118,788

Cash flows from investing activities:
Capital expenditures	(1,910)	(20,325)	(9,121)	—	(31,356)
Proceeds from sales of property, plant and equipment	333	591	195	—	1,119
Net payments for businesses acquired	—	(142,117)	—	—	(142,117)

Net cash used in investing activities	(1,577)	(161,851)	(8,926)	—	(172,354)

Cash flows from financing activities:
Proceeds from long-term debt	—	585,200	—	—	585,200
Principal payments on long-term debt	—	(510,655)	(17)	—	(510,672)
Proceeds from the exercise of stock options	8,407	—	—	—	8,407
Other	(374)	(8,081)	—	—	(8,455)

Net cash provided by (used in) financing activities	8,033	66,464	(17)	—	74,480
Effect of exchange rate on cash and cash equivalents	—	—	4,503	—	4,503

Net increase (decrease) in cash and cash equivalents	25,214	663	(460)	—	25,417
Cash and cash equivalents at beginning of year	4,145	(5,652)	10,699	—	9,192

Cash and cash equivalents at end of year	$29,359	$(4,989)	$10,239	$—	$34,609

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$37,441	$260	$—	$37,701

Income taxes	$21,012	$—	$6,771	$—	$27,783

Capital lease obligations incurred	$—	$209	$—	$—	$209

A majority of the Company’s material U.S. subsidiaries are guarantors for its CODES. However, certain newly established subsidiaries are guarantors under the revolving credit facility, 8% senior notes, and the 6 1/2% senior subordinated notes but are currently not guarantors under the CODES. This variation in guarantors may continue intermittently while our resale registration statement for the CODES remains effective with the Securities and Exchange Commission. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below is the condensed consolidating balance sheet as of June 30, 2003 reflecting the subsidiary guarantors for the CODES. The newly established subsidiaries referred to in the prior paragraph have no operations and therefore no impact on the statements of operations and cash flows for any period. The condensed consolidating balance sheet as of September 30, 2002 has not been presented because the newly established subsidiaries did not exist on that date.

Certain general corporate expenses have not been allocated to the subsidiaries, and are included under the Apogent Technologies heading. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance, and tax liabilities. Income tax provisions for the subsidiaries are typically recorded using an estimate and finalized in total with an adjustment recorded at the corporate level. Certain debt under which Apogent is listed as the debtor has been allocated to the guarantor subsidiaries. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries or with Apogent.

	As of June 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$82,119	$—	$9,729	$(5,698)	$86,150
Accounts receivable, net	—	130,143	44,802	—	174,945
Inventories, net	1,263	155,493	56,611	—	213,367
Other current assets	66,060	11,335	8,568	—	85,963

Total current assets	149,442	296,971	119,710	(5,698)	560,425
Property, plant and equipment, net	12,020	185,524	77,414	—	274,958
Intangible assets, net	18,357	941,478	214,031	—	1,173,866
Investment in subsidiaries	2,241,596	140,619	34,695	(2,416,910)	—
Other assets	71,546	8,116	1,042	—	80,704

Total assets	$2,492,961	$1,572,708	$446,892	$(2,422,608)	$2,089,953

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$801	$38,470	$11,939	$(5,698)	$45,512
Short-term debt and current portion of long-term debt	—	16,130	80	—	16,210
Income taxes payable	(19,662)	59,481	9,534	(2,378)	46,975
Accrued expenses and other current liabilities	22,345	15,978	38,236	—	76,559

Total current liabilities	3,484	130,059	59,789	(8,076)	185,256

Long-term debt, less current portion	—	884,687	30	—	884,717
Securities lending agreement	62,727	—	—	—	62,727
Deferred income taxes	121,885	6,779	15,426	—	144,090
Other liabilities	13,547	2,457	1,518	—	17,522
Net intercompany payable/(receivable)	1,192,111	(1,289,663)	303,566	(206,014)	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,070	—	—	—	1,070
Equity rights	—	—	—	—	—
Additional paid-in-capital	250,119	2,134,491	78,228	(2,192,247)	270,591
Retained earnings (deficit)	1,020,706	(307,918)	60,141	(16,271)	756,658
Accumulated other comprehensive income (loss)	(7,160)	11,816	3,444	—	8,100
Treasury stock (at cost)	(165,528)	—	(75,250)	—	(240,778)

Total shareholders’ equity	1,099,207	1,838,389	66,563	(2,208,518)	795,641

Total liabilities and shareholders’ equity	$2,492,961	$1,572,708	$446,892	$(2,422,608)	$2,089,953

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The subsidiaries of Apogent are leading manufacturers of value-added products for the clinical and research markets in the United States and abroad. During the second quarter of fiscal 2003, we realigned our lines of business for financial reporting purposes. Our three former business segments (clinical diagnostics, labware and life sciences, and laboratory equipment) have been reclassified into two business segments: clinical group and research group. The clinical group business segment is the former clinical diagnostics business segment. The research group business segment is composed of the former labware and life sciences and laboratory equipment business segments.

The primary subsidiaries in each of our business segments are as follows:

Clinical Group	Research Group
Capitol Vial, Inc.	ABgene Inc. f/k/a MarshBio Products, Inc.
Chase Scientific Glass, Inc.	Advanced Biotechnologies Ltd.
Erie Electroverre S.A.	Barnstead Thermolyne Corporation
Erie Scientific Company	Chromacol Limited
Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G.	Electrothermal Engineering, Ltd. Genevac Limited
Lab Vision Corporation	Lab-Line Instruments, Inc.
Microgenics Corporation	Matrix Technologies Corporation
Microm International GmbH	Molecular BioProducts, Inc.
Neomarkers, Inc.	Nalge Nunc International Corporation
The Naugatuck Glass Company	Nalge Nunc International K.K.
Remel Inc.	National Scientific Company
Richard-Allan Scientific Company	Nunc A/S
Samco Scientific Corporation
Seradyn Inc.

When we use the terms “we” or “our” in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended June 30, 2003 and 2002 are the Company’s third quarters of fiscal 2003 and 2002, respectively. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002 and the Company’s current report on Form 8-K filed May 13, 2003 containing restated financial statements.

Results of Operations

Summary

Net sales for the three months ended June 30, 2003 were $278.5 million, an increase of $11.3 million, or 4.2%, from $267.2 million for the same period of fiscal 2002. The increase in net sales for the three months ended June 30, 2003 was the result of foreign currency fluctuations, increases in price, and to a lesser extent sales of products from acquired companies. Net sales for the nine months ended June 30, 2003 were $812.9 million, an increase of $56.6 million, or 7.5%, from $756.3 million for the same period of fiscal 2002. The increase in net sales for the nine months ended June 30, 2003 was primarily the result of sales of products from acquired companies, and to a lesser extent foreign currency fluctuations and net sales of clinical consumable and research consumable products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Gross profit for the three months ended June 30, 2003 was $133.7 million, or 48.0% of net sales, as compared to $130.4 million, or 48.8% of net sales, for the same period of fiscal 2002. Gross profit for the nine months ended June 30, 2003 was $389.8 million, or 47.9% of net sales, as compared to $369.4 million, or 48.8% of net sales, for the same period of fiscal 2002. The decrease in gross margins is primarily attributable to higher operating costs and product mix.

Selling, general and administrative expenses for the three months ended June 30, 2003 were $70.4 million, as compared to $66.7 million for the same period of fiscal 2002. Selling, general and administrative expenses for the nine months ended June 30, 2003 were $210.7 million, as compared to $190.2 million for the same period of fiscal 2002. The increases in selling, general and administrative expenses are primarily related to the costs of relocating our Murex production from a shared facility to a new state-of-the-art manufacturing facility as well as increases in pension and other employee-related expenses and the impact of foreign currency fluctuations.

Operating income for the three months ended June 30, 2003 was $63.3 million, as compared to $63.8 million for the same period of fiscal 2002. Operating income for the nine months ended June 30, 2003 was $179.1 million, as compared to $179.2 million for the same period of fiscal 2002.

Net income for the three months ended June 30, 2003 was $35.5 million, as compared to $36.1 million for the same period of fiscal 2002. Net income for the nine months ended June 30, 2003 was $7.9 million, as compared to $85.0 million for the same period of fiscal 2002. The decrease in net income for the nine months ended June 30, 2003 compared to the same period of fiscal 2002 was primarily due to our write-down on discontinued operations of $87.5 million, as described below.

On March 25, 2003, the Company made the decision to dispose of two of its businesses: the lateral flow rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases) as conducted by our Applied Biotech, Inc. subsidiary (together with its wholly-owned subsidiary, Forefront Diagnostic, Inc., “ABI”); and the manufacture and sale of automated microarray instrumentation for the genomics market as conducted by our BioRobotics Group Ltd. (“BioRobotics”) subsidiary. The decision was based in part on the Company’s ongoing strategy of strengthening the market positions of our leading brands and focusing on sales of our consumable laboratory products that have more stable growth expectations. As a result, these businesses no longer met the Company’s strategic requirements. During the first nine months of fiscal 2003, in connection with the discontinuance of these businesses, we incurred a charge of approximately $87.4 million, net of income tax benefit of $22.4 million, related to the write-down of net assets to their estimated fair value less costs to sell. In July 2003, we entered into an agreement with Inverness Medical Innovations, Inc. (“Inverness”), whereby Inverness agreed to acquire ABI for 692,506 shares of Inverness common stock and either $13.4 million in cash, or $5 million in cash and a one-year $8.4 million subordinated promissory note. The transaction is expected to close in August 2003, subject to Inverness first obtaining the consent of its lenders and the satisfaction of other customary closing conditions. In addition, during the second quarter of fiscal 2003, the Company completed the sale of Vacuum Process Technology, Inc. (“VPT”), and, as a result, incurred an additional charge of $2.8 million, net of income tax benefit of $1.6 million. The decision to sell these companies represented a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net Sales

	Three Months Ended June 30,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Sales
Clinical Group	$127,818	$122,754	$5,064	4.1%
Research Group	150,660	144,438	6,222	4.3%

Total Net Sales	$278,478	$267,192	$11,286	4.2%

Overall Company.    Net sales for the three months ended June 30, 2003 were $278.5 million, an increase of $11.3 million or 4.2% over the same period of fiscal 2002.

Clinical Group.    Increased net sales in the clinical group resulted primarily from: (a) price increases (approximately $3.9million), (b) increased net sales of new products developed by us (approximately $3.3 million), (c) foreign currency fluctuations (approximately $2.6 million), and (d) net sales of products of acquired companies (approximately $0.6 million). Net sales were partially reduced due to a decrease in net sales of existing products (approximately $5.3 million).

Research Group.    Increased net sales in the research group resulted primarily from: (a) increased net sales of new products developed by us (approximately $6.9 million), (b) foreign currency fluctuations (approximately $4.3 million), (c) net sales of products of acquired companies (approximately $1.5 million), and (d) price increases (approximately $1.1 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $7.6 million).

Gross Profit

	Three Months Ended June 30,				Dollar Change	Percent Change
	2003	Percent of Sales	2002	Percent of Sales
	(dollars in thousands)
Gross Profit
Clinical Group	$61,319	48.0%	$58,318	47.5%	$3,001	5.1%
Research Group	72,365	48.0%	72,130	49.9%	235	0.3%

Total Gross Profit	$133,684	48.0%	$130,448	48.8%	$3,236	2.5%

Overall Company.    Gross profit for the three months ended June 30, 2003 was $133.7 million, or 48.0% of net sales, as compared to $130.4 million, or 48.8% of net sales for the same period during fiscal 2002.

Clinical Group.    Increased gross profit in the clinical group resulted primarily from: (a) price increases (approximately $3.9 million), (b) the effects of new products (approximately $1.8 million), (c) foreign currency fluctuations (approximately $1.7 million), (d) the effects of acquired companies (approximately $1.2 million), and (e) product mix (approximately $0.6 million). Gross profit was partially reduced by: (a) decreases in volume (approximately $3.0 million), (b) increased manufacturing overhead (approximately $2.1 million), (c) higher inventory write-downs (approximately $1.0 million), and (d) increases in restructuring charges (approximately $0.1 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Research Group.    Increased gross profit in the research group resulted primarily from: (a) the effects of new products (approximately $5.0 million), (b) foreign currency fluctuations (approximately $1.6 million), (c) reductions in manufacturing overhead (approximately $1.2 million), (d) price increases (approximately $1.1 million), (e) the effects of acquired companies (approximately $0.6 million), (e) decreases in restructuring charges (approximately $0.3 million), and (f) product mix (approximately $0.1 million). Gross profit was partially reduced by: (a) decreases in volume (approximately $8.5 million) and (b) higher inventory write-downs (approximately $1.2 million).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Selling, General and Administrative Expenses
Clinical Group	$28,857	$26,544	$2,313	8.7%
Research Group	41,541	40,111	1,430	3.6%

Total Selling, General and Administrative Expenses	$70,398	$66,655	$3,743	5.6%

Overall Company.    Selling, general and administrative expenses for the three months ended June 30, 2003 were $70.4 million, an increase of $3.7 million, or 5.6%, over the same period of fiscal 2002.

Clinical Group.    Increased selling, general and administrative expenses in the clinical group resulted primarily from: (a) foreign currency fluctuations (approximately $0.9 million), (b) sales and marketing expenses (approximately $0.9 million), (c) expenses of acquired businesses (approximately $0.2 million), (d) research and development expenses (approximately $0.2 million), and (e) general and administrative expenses (approximately $0.1 million).

Research Group.    Increased selling, general and administrative expenses in the research group resulted primarily from: (a) foreign currency fluctuations (approximately $0.7 million), (b) higher restructuring expenses (approximately $0.6 million), (c) amortization expenses ($0.2 million), (d) expenses of acquired businesses (approximately $0.1 million), and (e) research and development expenses (approximately $0.1 million). Selling, general and administrative expenses were partially decreased by (a) lower sales and marketing expenses (approximately $0.2 million) and (b) general and administrative expenses (approximately $0.1 million).

Operating Income

	Three Months Ended June 30,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Operating Income
Clinical Group	$32,462	$31,774	$688	2.2%
Research Group	30,824	32,019	(1,195)	-3.7%

Total Operating Income	$63,286	$63,793	$(507)	-0.8%

Operating income for the three months ended June 30, 2003 was $63.3 million, a decrease of $0.5 million, or 0.8%, compared to $63.8 million for the same period of fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Interest Expense

Interest expense was $11.6 million for the three months ended June 30, 2003, as compared to $10.3 million for the same period of fiscal 2002. The increase in interest expense is primarily the result of interest paid on the 6 1/2% senior subordinated notes issued by the Company in June 2003.

Other Income

Other income was $0.2 million for the three months ended June 30, 2003, as compared to other income of $1.0 million in the same period of fiscal 2002. This decrease of $0.8 million is primarily due to the reduction of income from an equity investment in a joint venture.

Income Taxes

Taxes on income from continuing operations for the three months ended June 30, 2003 were $15.1 million, a decrease of $4.5 million from the same period of fiscal 2002. The decrease primarily resulted from the utilization of additional foreign tax credits on the Company’s prior year tax returns filed this quarter, as well as the cumulative effect of the decrease in the fiscal 2003 tax rate change to 36.0% from 36.5%.

Income from Continuing Operations

Income from continuing operations for the three months ended June 30, 2003 was $35.7 million, an increase of $1.8 million, or 5.3%, from $33.9 million for the same period of fiscal 2002.

Discontinued Operations

The loss from the discontinued operations, net of tax, for the three months ended June 30, 2003 was $0.2 million as compared to income of $2.1 million for the same period of fiscal 2002.

Net Income

Net income for the three months ended June 30, 2003 was $35.5 million, as compared to $36.1 million for the same period of fiscal 2002.

Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June 30, 2002

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Sales
Clinical Group	$379,747	$351,137	$28,610	8.1%
Research Group	433,167	405,117	28,050	6.9%

Total Net Sales	$812,914	$756,254	$56,660	7.5%

Net Sales

Overall Company.    Net sales for the nine months ended June 30, 2003 were $812.9 million, an increase of $56.7 million or 7.5% over the same period of fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Clinical Group.    Increased net sales in the clinical group resulted primarily from: (a) net sales of products of acquired companies (approximately $13.2 million), (b) foreign currency fluctuations (approximately $6.8 million), (c) increased net sales of new products developed by us (approximately $6.2 million), and (d) price increases (approximately $0.8 million).

Research Group.    Increased net sales in the research group resulted primarily from: (a) increased net sales of new products developed by us (approximately $16.3 million), (b) foreign currency fluctuations (approximately $11.3 million), (c) net sales of products of acquired companies (approximately $10.7 million), and (d) price increases (approximately $2.6 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $12.9 million).

Gross Profit

	Nine Months Ended June 30,				Dollar Change	Percent Change
	2003	Percent of Sales	2002	Percent of Sales
	(dollars in thousands)
Gross Profit
Clinical Group	$179,186	47.2%	$168,553	48.0%	$10,633	6.3%
Research Group	210,568	48.6%	200,838	49.6%	9,730	4.8%

Total Gross Profit	$389,754	47.9%	$369,391	48.8%	$20,363	5.5%

Overall Company.    Gross profit for the nine months ended June 30, 2003 was $389.8 million, or 47.9% of net sales, as compared to $369.4 million, or 48.8% of net sales, for the same period of fiscal 2002.

Clinical Group.    Increased gross profit in the clinical group resulted primarily from: (a) the effects of acquired companies (approximately $6.7 million), (b) foreign currency fluctuations (approximately $3.3 million), (c) product mix (approximately $2.8 million), (d) the effects of new products developed by us (approximately $2.7 million), (e) price increases (approximately $0.8 million), and (f) decreases in restructuring charges (approximately $0.2 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $3.4 million), (b) decreases in volume (approximately $0.9 million), and (c) higher inventory write-downs (approximately $1.8 million).

Research Group.    Increased gross profit in the research group resulted primarily from: (a) foreign currency fluctuations (approximately $4.7 million), (b) the effects of new products developed by us (approximately $10.2 million), (c) the effects of acquired companies (approximately $4.3 million), (d) decreases in restructuring charges (approximately $3.1 million), and (e) price increases (approximately $2.6 million). Gross profit was partially reduced by: (a) decreases in volume (approximately $10.9 million), (b) increased manufacturing overhead (approximately $2.2 million), (c) product mix (approximately $1.3 million), and (d) higher inventory write-downs (approximately $0.8 million).

Selling, General and Administrative Expenses

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Selling, General and Administrative Expenses
Clinical Group	$87,145	$78,522	$8,623	11.0%
Research Group	123,525	111,669	11,856	10.6%

Total Selling, General and Administrative Expenses	$210,670	$190,191	$20,479	10.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Overall Company.    Selling, general and administrative expenses for the nine months ended June 30, 2003 were $210.7 million, an increase of $20.5 million, or 10.8%, over the same period of fiscal 2002.

Clinical Group.    Increased selling, general and administrative expenses in the clinical group resulted primarily from: (a) expenses of acquired businesses (approximately $2.5 million), (b) foreign currency fluctuations (approximately $2.0 million), (c) sales and marketing expenses (approximately $1.7 million), (d) general and administrative expenses (approximately $1.6 million), (e) increased amortization expense (approximately $0.9 million), and (f) research and development expenses (approximately $0.5 million). Selling, general and administrative expenses were partially decreased by lower restructuring expenses (approximately $0.7 million).

Research Group.    Increased selling, general and administrative expenses in the research group resulted primarily from: (a) foreign currency fluctuations (approximately $3.7 million), (b) expenses of acquired businesses (approximately $3.3 million), (c) general and administrative expenses (approximately $2.9 million), (d) sales and marketing expenses (approximately $0.9 million), (e) increased amortization expense (approximately $0.5 million), (f) research and development expenses (approximately $0.4 million), and (g) higher restructuring expenses (approximately $0.1 million).

Operating Income

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Operating Income
Clinical Group	$92,041	$90,031	$2,010	2.2%
Research Group	87,043	89,169	(2,126)	-2.4%

Total Operating Income	$179,084	$179,200	$(116)	-0.1%

Operating income for the nine months ended June 30, 2003 was $179.1 million, a decrease of $0.1 million, or 0.1%, compared to $179.2 million for the same period of fiscal 2002.

Interest Expense

Interest expense was $32.4 million for the nine months ended June 30, 2003, as compared to $30.9 million for the same period of fiscal 2002. The increase in interest expense is primarily the result of interest paid on the 6 1/2% senior subordinated notes issued by the Company in June 2003.

Other Income

Other income was $0.9 million for the nine months ended June 30, 2003, as compared to other income of $3.3 million in the same period of fiscal 2002. This decrease of $2.4 million is primarily due to the reduction of income from an equity investment in a joint venture.

Income Taxes

Taxes on income from continuing operations for the nine months ended June 30, 2003 were $49.4 million, a decrease of $5.1 million from the same period of fiscal 2002. The decrease primarily resulted from the utilization of additional foreign tax credits on the Company’s prior year tax returns filed this quarter, as well as the cumulative effect of the decrease in the fiscal 2003 tax rate change to 36.0% from 36.5% and, to a lesser extent, decrease in taxable income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Income from Continuing Operations

Income from continuing operations for the nine months ended June 30, 2003 was $95.4 million, an increase of $1.0 million, or 1.1%, from $94.4 million for the same period of fiscal 2002.

Discontinued Operations

The loss from discontinued operations, net of tax, for the nine months ended June 30, 2003 was $87.5 million as compared to a loss of $9.4 million for the same period of fiscal 2002. The loss from discontinued operations consisted of an $87.4 million write-down of net assets to their estimated fair value less costs to sell related to the discontinuance of ABI and BioRobotics and a $2.8 million additional charge related to the disposal of VPT. These amounts were offset by $2.6 million of income from the operations of discontinued businesses.

Net Income

Net income for the nine months ended June 30, 2003 was $7.9 million, as compared to $85.0 million for the same period of fiscal 2002.

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

Net cash provided by operating activities was $115.4 million for the nine months ended June 30, 2003 as compared to $118.8 million for the same period in fiscal 2002. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $36.8 million for the first nine months of fiscal 2003. This cash outflow was primarily the result of increases in inventories ($12.1 million), and prepaid expenses and other current assets ($3.4 million) and decreases in accounts payable ($6.9 million), income taxes payable ($6.6 million), accrued payroll and employee benefits ($1.4 million), accrued interest ($7.3 million), the restructuring reserve ($0.3 million), and net changes in other assets and liabilities ($5.0 million). The cash outflows were partially offset by decreases in accounts receivable ($3.3 million) and an increase in other current liabilities ($2.8 million).

Net cash used in investing activities was $56.6 million for the nine months ended June 30, 2003, as compared to $172.4 million for the same period in fiscal 2002. Net cash used in investing activities for the nine months ended June 30, 2003 primarily reflects the net payment for businesses acquired of $21.7 million, capital expenditures of $37.7 million, and earnings of $1.5 million from an equity investment in a joint venture. Net cash used in investing activities for the nine months ended June 30, 2002 primarily reflects payment for businesses acquired of $142.1 million and capital expenditures of $31.4 million. Apogent has no current material commitments but does expect to incur approximately $60.0 million for capital expenditures during the next twelve months.

Net cash used in financing activities was $2.9 million for the nine months ended June 30, 2003, as compared to cash provided by financing activities of $74.5 million for the same period in fiscal 2002. The net cash used in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

financing activities for the nine months ended June 30, 2003 primarily resulted from $226.3 million in treasury stock purchases and the repayment of $23.4 million of sellers’ notes, partially offset by $250 million in gross proceeds received on the issuance of 6 1/2% senior subordinated notes. In fiscal 2003, financing fees were paid in connection with the issuance of the 6 1/2% senior subordinated notes and the amendment of our revolving credit facility. The net cash provided by financing activities for the nine months ended June 30, 2002 was primarily related to gross proceeds from our CODES offering of $300.0 million (see below) and revolving credit facility of $285.2 million. These amounts were partially offset by payments made on the revolving credit facility of $465.3 million. Financing fees of $8.0 million were paid in connection with the CODES offering.

On April 4, 2001, we issued $325.0 million of unsecured 8% senior notes in a private placement with registration rights, and in August 2001, we completed a registered exchange of the privately placed notes for similar notes that had been registered with the Securities and Exchange Commission. The notes were offered at a discount of approximately $1.5 million. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. The notes are redeemable by us at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption. The notes are guaranteed by the Company’s material U.S. subsidiaries, which also guarantee our obligations under our revolving credit facility, the CODES, and the 6 1/2% senior subordinated notes. The notes and the guarantees rank pari passu in right of payment with all of the Company’s and each subsidiary guarantor’s existing and future unsecured senior debt and rank senior in right of payment to all of the Company’s and each subsidiary guarantor’s subordinated debt.

On October 10, 2001, the Company issued $300.0 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year. The Company will also pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based on specified factors including but not limited to the sale price of the Company’s common stock, trading prices of the CODES, maintenance of the Company’s credit ratings, and the occurrence of specified corporate transactions, including certain repurchases by the Company of its common stock), into common stock of the Company, currently at a price of approximately $30.49 per share. The Company may redeem some or all of the CODES on or after October 20, 2004. The holders may require the Company to purchase all or a portion of the CODES on October 20, 2004 and on October 15, 2006, 2011, and 2016, or, subject to specified exceptions, upon a change of control event. The CODES are guaranteed by the Company’s material U.S. subsidiaries, which also guarantee our obligations under our revolving credit facility, 8% senior notes, and the 6 1/2% senior subordinated notes.

On June 2, 2003, the Company issued $250 million aggregate principal amount of 6.5% senior subordinated notes due 2013. Interest is fixed at an annual rate of 6 1/2% and is payable on May 15 and November 15 of each year, beginning on November 15, 2003. We may redeem some or all of the notes at any time on or after May 15, 2008. After May 15, 2008, the notes are redeemable at 103.250%, 102.167%, 101.083%, and 100.000% of their principal amounts, plus accrued interest and any liquidated damages, if redeemed during the twelve-month period beginning on May 15 of 2008, 2009, 2010, and 2011 and thereafter, respectively. Prior to May 15, 2006 and subject to satisfaction of specified conditions, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.5% plus accrued and unpaid interest and other charges. The holders may require the Company to purchase all or a portion of their notes at 101% upon a change in control event. The notes are the Company’s general unsecured obligations and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

guaranteed on a senior subordinated basis by our domestic subsidiaries that have guaranteed, and our subsidiaries that will in the future guarantee, obligations under our revolving credit facility. The notes and the guarantees rank junior in right of payment to all of the Company’s and each subsidiary guarantor’s existing and future senior debt and rank pari passu in right of payment with all of the Company’s and each subsidiary guarantor’s senior subordinated debt.

On July 29, 2003, the Company and three of its domestic subsidiaries, as co-borrowers, entered into a new $500 million revolving credit facility that matures on July 29, 2008, and terminated our former revolving credit facility, as amended, that was scheduled to mature on December 1, 2005. The new revolving credit facility contains essentially the same terms and conditions as our prior credit facility, as amended. However, unlike the old credit facility, the new credit facility includes subsidiary co-borrowers. The new credit facility also permits us to make restricted payments, including dividends and stock repurchases under our stock repurchase program, subject to a limit on restricted payments made from and after July 29, 2003 of $200 million plus an amount equal to 50% of the Company’s quarterly consolidated net income for the fiscal quarters ending June 30, 2003 and thereafter. In addition, the new credit facility provides for a $200 million limit on foreign currency loans, compared to the $100 million foreign currency borrowing limit under the old revolving credit facility. The new revolving credit facility provides for an annual interest rate equal to, at our option, either: (a) ABR (a floating rate-based interest calculation) plus 0% to 0.625% (the “Revolving Loan ABR Margin”), or (b) the Eurodollar Rates plus 0.625% to 1.625% (the “Revolving Eurodollar Rate Margin”). We also pay a facility fee of 0.125% to 0.375% for all commitments from the lenders, whether drawn or undrawn, and a utilization fee of 0.25% per annum if more than 50% of the facility is drawn. The rate applicable with regard to each of the Revolving Loan ABR Margin, the Revolving Loan Eurodollar Margin, and the facility fee depend upon our senior, unsecured long-term credit rating from S&P and Moody’s. Based upon our current credit rating, the Revolving Loan ABR Margin, the Revolving Loan Eurodollar Margin, and the facility fee would be 0.25%, 1.25%, and 0.25%, respectively. As noted, our new revolving credit facility also provides for a multi-currency sub-facility providing up to $200 million in sub-commitments in non-dollar currencies. Terms and conditions on the multi-currency subfacility are to be agreed upon between JPMorgan Chase and the lenders providing funding under such subfacility. We may not exceed a total of $500 million in dollar and non-dollar commitments under this facility. Our new revolving credit facility also provides for the issuance of letters of credit, for the benefit of the Company or its subsidiaries, as required in the ordinary course of business as part of the working capital line. The outstanding balance under the old revolving credit facility as of June 30, 2003 was $6.51 million, which was composed entirely of letter of credit obligations. These letters of credit rolled over and continued under the new revolving credit facility as of July 29, 2003.

The 6 1/2% senior subordinated notes, CODES, 8% senior notes, and the revolving credit facility all contain certain cross default provisions. The revolving credit facility includes financial and operating covenants which, if not met, could result in acceleration of payments on outstanding balances. In addition, the 6 1/2% senior subordinated notes, CODES, 8% senior notes, and/or the revolving credit facility contain covenants which, among other things, restrict investments, loans, and advances, require that the Company maintain certain financial ratios, require that the Company maintain certain credit ratings, restrict the Company’s and its subsidiaries’ ability to create or permit liens or to pay dividends or make other restricted payments (as defined), and limit the Company’s incurrence of additional indebtedness. The Company is not aware of any violations of these covenants and does not anticipate any such violations in light of current business conditions.

During our fiscal quarter ended September 30, 2002, we purchased approximately 1 million shares of our common stock on the open market. On May 21, 2003, the Company completed a modified “Dutch Auction” tender offer to purchase shares of its common stock by accepting 6,022,952 tendered shares of common stock, representing approximately 5.9% of outstanding shares, at a purchase price of $17.50 per share. The aggregate purchase price of the shares purchased by the Company through the tender offer, including fees and expenses associated with the tender offer, was approximately $106 million. During our current fiscal year, through June 30, 2003, in addition to the shares we repurchased in the tender offer, we have purchased approximately

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

6.9 million additional shares. The purchase price for these additional purchases during our current fiscal year has totaled approximately $120 million, or an average of approximately $18.28 per share. Our board of directors has authorized the repurchase of up to 13.4 million additional shares during the period ending October 1, 2005. Shares may be repurchased at times and prices deemed appropriate to the Company. The Company may use cash generated from operations as well as available credit facilities in order to finance the repurchase of these shares.

On May 2, 2003, we entered into an amendment of our revolving credit facility which allowed us to consummate the tender offer. On July 29, 2003, we entered into the new $500 million revolving credit facility described above.

We believe that loans under our revolving credit facility, proceeds from the sale of the 6 1/2% senior subordinated notes, and currently available cash and short term investments, along with cash generated from operations, will be sufficient to meet our working capital needs, as well as our capital expenditures, special charges, and business development needs.

We may, in the future, depending on business and market conditions, refinance our debt or replace all or a portion of the cash used to purchase shares with proceeds from the sale of new debt or equity securities or such other financing as we deem appropriate.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies situations in which entities will be subject to consolidation. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is evaluating the impact of FIN 46 on its financial position and results of operations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003 and its adoption did not have an impact on any existing financial instruments entered into on or before May 31, 2003.

Off-Balance Sheet Arrangements

The Company holds a minority interest in an unconsolidated joint venture that is accounted for as an equity investment. The Company owns less than 50% of the underlying joint venture. As of June 30, 2003, the equity investment in this entity, included in “Other Assets,” was approximately $8.8 million. Net income from the joint venture for the three and nine months ended June 30, 2003 was approximately $0.5 million and $1.5 million, respectively, and is included in “Other Income.” The joint venture is limited to the extent it can incur any debt other than trade payables arising out of its business activities and does not hold any assets other than inventory and trade receivables. As of June 30, 2003, the joint venture did not have any debt other than trade payables arising out of its business activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Disclosures About Contractual Obligations and Commercial Commitments

In its day-to-day business activities, the Company incurs certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following table as of June 30, 2003 (in millions):

Contractual Obligations	Total		Payments Due by Period
			Less than 1 Year	1 – 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$900.4		$15.9	$301.5	$1.6	$581.4
Capital Lease Obligations	0.5		0.2	0.3	—	—
Operating Leases	70.1		12.3	19.8	14.7	23.3
Unconditional Purchase Obligations	15.6		14.2	1.4	—	—
Other Long-Term Obligations	None		—	—	—	—
Total Contractual Cash Obligations	$986.6		$42.6	$323.0	$16.3	$604.7

Other Commercial Commitments	Total Amounts Committed		Amount of Commitment Expiration Per Period
			Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Lines of Credit	$—		$—	$—	$—	$—
Standby Letters of Credit	6.5		6.5	—	—	—
Guarantees	None	(1)	—	—	—	—
Standby Repurchase Obligations	None		—	—	—	—
Other Commercial Commitments	None		—	—	—	—
Total Commercial Commitments	$6.5		$6.5	$—	$—	$—

(1)	Certain of the Company’s domestic subsidiaries are guarantors under the Company’s revolving credit facility, 8% senior notes, CODES, and 6.5 % senior subordinated notes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

loans, dividends or otherwise. Their ability to pay dividends and make loans, advances and other payments to us depends upon any statutory or other contractual restrictions that apply, which may include requirements to maintain minimum levels of working capital and other assets.

A significant portion of our revenue is generated from foreign activities; changes in exchange rates and other changes in world events could have an adverse effect on our business.

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

The operating and financial restrictions imposed by our debt agreements limit our ability to finance operations and capital needs or engage in other business activities.

Our debt agreements contain covenants that restrict our ability to: incur additional indebtedness (including guarantees); incur liens; dispose of assets; make some acquisitions; pay dividends and make other restricted payments; issue some types of preferred stock; enter into sale and leaseback transactions; make loans and investments; enter into new lines of business; enter into some leases; and engage in some transactions with affiliates.

In addition, our credit facilities require us to comply with specified financial covenants including minimum interest coverage ratios, maximum leverage ratios, minimum fixed charge coverage ratios, and minimum net worth requirements.

Our ability to meet these covenants and requirements in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our breach or failure to comply with any of these covenants could result in a default under our debt agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Our failure to keep pace with the technological demands of our customers or with the products and services offered by our competitors could significantly harm our business.

Some of the industries served by our products are characterized by rapid technological changes and new product introductions. Some of our competitors may invest more heavily in research or product development than we do. Successful new product offerings depend upon a number of factors, including our ability to: accurately anticipate customer needs; innovate and develop new technologies and applications; successfully commercialize new products in a timely manner; price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and differentiate our offerings from those of our competitors.

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

A significant portion of our growth over the past several years has been achieved through our acquisition program. Although we have reduced our emphasis on acquisitions, our ability to grow our business through acquisitions is subject to various factors including the cost of the capital, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates, our ability to realize the synergies expected to result from acquisitions, our ability to retain key personnel in connection with acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

We may incur restructuring or impairment charges that would reduce our earnings.

We have in the past and may in the future restructure some of our operations. In such circumstances, we may take actions that would result in a charge and reduce our earnings, including as a result of our inability to dispose of discontinued operations or risks associated with discontinued operations. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. These restructurings may be implemented to improve the operations of recently acquired subsidiaries as well as subsidiaries that have been part of our operations for many years. For a discussion of our recent restructuring activities, see Note 9 to the Notes to Unaudited Consolidated Financial Statements. Additionally, on October 1, 2001 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. We carry a very significant amount of goodwill and intangible assets and SFAS No. 142 requires us to perform an annual assessment for possible impairment.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

We rely upon our manufacturing operations to produce most of the products we sell. Any significant disruption of those operations for any reason, such as strikes, labor disputes, or other labor unrest, power interruptions, fire, war, or other force majeure, could adversely affect our sales and customer relationships and therefore adversely affect our business. In particular, nearly all of the white glass used in our Clinical Group’s worldwide manufacturing operations is produced in our glass manufacturing facility in Switzerland. Disruption in this supply can result from delays encountered in connection with the periodic rebuilding of the sheet glass furnace or furnace malfunctions. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

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

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

The following report of recent developments in previously reported legal proceedings should be read in conjunction with Item 3, Legal Proceedings, in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

Applied Biotech, Inc. (“ABI”), a subsidiary within our clinical group, formerly manufactured and supplied immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sold the tests to retailers who sell them over-the-counter to consumers. ABI supplied the pregnancy test product to Warner Lambert pursuant to a supply agreement that Warner Lambert claims requires ABI to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. The Unipath Diagnostics business, along with this lawsuit, were subsequently sold to Inverness Medical Switzerland GmbH (“Inverness”). In the Conopco litigation and in two other cases, Inverness claimed that the Warner Lambert pregnancy test supplied by ABI infringes certain patents owned by Inverness. ABI agreed to defend in two of these lawsuits on behalf of Warner Lambert. These cases were settled as to Pfizer/Warner Lambert in July 2003 without payment of damages.

On October 15, 2002, Armkel, LLC sued Pfizer in the U.S. District Court for the District of New Jersey for patent infringement with respect to these same pregnancy products. In July 2003, Pfizer filed a lawsuit against ABI to enforce the alleged obligation of ABI to indemnify and defend Pfizer with regard to the Armkel litigation. Under the ABI sale agreement entered into in July 2003 with and Inverness, the Company agreed to retain liability of ABI for claims arising from the Armkel litigation. The Company does not believe that ABI has an obligation to defend and indemnify Pfizer with respect to the Armkel lawsuit, and the Company also believes there are meritorious defenses to the patent claims. We believe that the resolution of this lawsuit will not have a material adverse effect on the Company’s results of operations or financial condition.

Item 2:	Changes in Securities and Use of Proceeds

Our 6 1/2% senior subordinated notes issued in June 2003, CODES, 8% senior notes, and/or the new revolving credit facility entered into in July 2003 contain covenants which, among other things, restrict our ability to pay dividends. For further information please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 2 of Part 1 of this report.

Item 6:	Exhibits and Reports on Form 8-K

(a) Exhibits:

See Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

(b) Reports on Form 8-K:

Apogent filed on April 23, 2003 a Current Report on Form 8-K reporting public disclosure of second quarter and year-to-date results, the initiation of an issuer tender offer, and a notice pursuant to Rule 135c under the Securities Act of 1933 with respect to a proposed private offering of $250 million of senior subordinated notes due 2013.

Apogent filed on May 13, 2003 a Current Report on Form 8-K filing restated financial statements and other financial information and reporting an amendment to the credit facility.

Apogent filed on May 22, 2003 a Current Report on Form 8-K reporting the pricing of a private placement of $250 million of senior subordinated notes due 2013.

Apogent filed on June 3, 2003 a Current Report on Form 8-K reporting the closing of its previously announced private placement of senior subordinated notes.

Apogent filed on July 23, 2003 a Current Report on Form 8-K furnishing the public disclosure of third quarter and year-to-date results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

APOGENT TECHNOLOGIES INC.

(Registrant)

Date: August 13, 2003	/s/ DENNIS B. BROWN
Dennis B. Brown Chief Financial Officer*

* Executing as both the principal financial officer and a duly authorized officer of the Company

APOGENT TECHNOLOGIES INC.

(Commission File No. 1-11091)

EXHIBIT INDEX

to

QUARTERLY REPORT ON FORM 10-Q FOR

THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith

10.1	First Amendment, dated as of May 2, 2003, to Credit Agreement dated as of December 1, 2000	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003

10.2	Credit Agreement, dated as of July 29, 2003, among Apogent Technologies Inc., Erie Scientific Company, Nalge Nunc International Corporation, and Remel Inc., each as a Subsidiary Borrower, the several lenders from time to time parties thereto (“the Lenders”), Fleet National Bank, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent for the Lenders, ABN AMRO Bank N.V., Bank of America N.A. and SunTrust Bank, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners.		X

10.3	Form of Employment Agreement with the executive officers of the Company		X

10.4	Schedule of executive officers who are a party to Employment Agreement Filed as Exhibit 10.3		X

10.5	Form of Indemnification Agreement with each of the executive officers and directors of the Company		X

10.6	Schedule of executive officers and directors who are a party to the Indemnification Agreement filed as Exhibit 10.5		X

12.1	Computation of Ratio of Earnings to Fixed Charges		X

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X