Form 10-K/A
period 2002-09-30
APOGENT TECHNOLOGIES INC
filed 2003-10-24
CIK 824803

UNITED STATES

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

APOGENT TECHNOLOGIES INC.

AMENDMENT No. 1

TO

2002 ANNUAL REPORT ON FORM 10-K

This Form 10-K/A is being filed solely to amend the original Form 10-K to correct the audit period referenced in the opinion paragraph of the Independent Auditors’ Report in Item 8, to include the condensed consolidating statement of operations relating to our outstanding CODES for one year that was inadvertently omitted from Note 17, “Condensed Consolidating Financial Information,” in Item 8, and to include the auditors’ signature in the separate Independent Auditors’ Report with respect to the financial statement schedule listed in Item 15 of the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the matters described above.

The amended items are set forth in the pages attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed by the undersigned, thereunto duly authorized.

Date: October 24, 2003

APOGENT TECHNOLOGIES INC.

By:	/s/ DENNIS B. BROWN
Dennis B. Brown Chief Financial Officer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogent Technologies Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

	Severance(a)	Inventory(b)	Fixed Assets(b)	Lease Commitments(c)	Shut- down Costs(c)	Tax(d)	Other	Total
	(in thousands)
2000 Restructuring charge	$5,500	$2,100	$1,000	$500	$300	$1,000	$900	$11,300
2000 Cash payments	1,100	—	—	—	—	—	—	1,100
2000 Non-cash charges	—	2,100	1,000	—	—	—	800	3,900

September 30, 2000 balance	$4,400	$—	$—	$500	$300	$1,000	$100	$6,300
Adjustments(e)	600	—	—	—	—	—	—	600
2001 Cash payments	3,800	—	—	200	200	1,000	—	5,200
2001 Non-cash charges	—	—	—	—	100	—	100	200

September 30, 2001 balance	$1,200	$—	$—	$300	$—	$—	$—	$1,500
2002 Cash payments	850	—	—	300	—	—	—	1,150
2002 Non-cash credit	350	—	—	—	—	—	—	350

September 30, 2002 balance	$—	$—	$—	$—	$—	$—	$—	$—

(a)	Amount represents severance and termination costs for 151 terminated employees (primarily sales, marketing and corporate personnel). As of September 30, 2002, all employees have been terminated as a result of the restructuring plan.
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d)	Amount represents income tax expense associated with the restructuring of our U.K. facilities.
(c)	Amount represents lease payments and shut down costs on exited facilities.
(e)	Amount represents an increase in the severance costs for 16 employees (primarily corporate personnel). These employees are included in the total 151 terminated employees referenced above.

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

APOGENT TECHNOLOGIES, INC. AND SUBSIDIARIES

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

KPMG LLP

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

APOGENT TECHNOLOGIES INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-11091)

EXHIBIT INDEX

TO

2002 ANNUAL REPORT ON FORM 10-K/A

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
2.1	Contribution Agreement, Plan and Agreement of Reorganization and Distribution, dated as of November 28, 2000, between the Registrant and Sybron Dental Specialties, Inc. (“SDS”) and Sybron Dental Management, Inc. (excluding the forms of the ancillary agreements attached thereto as exhibits, definitive copies of which are filed as Exhibits 2.2 through 2.8 below)	Exhibit 2.1 to the Registrant’s Form 10-K for the year ended September 30, 2000 (the “2000 10-K”)
2.2	General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.2 to the 2000 10-K
2.3	Trade Name Assignment and Transitional Trade Name Use and License Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.3 to the 2000 10-K
2.4	Insurance Matters Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.4 to the 2000 10-K
2.5	Employee Benefits Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.5 to the 2000 10-K
2.6	Tax Sharing and Indemnification Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.6 to the 2000 10-K
2.7	Interim Administrative Services Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.7 to the 2000 10-K
2.8	Confidentiality and Nondisclosure Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.8 to the 2000 10-K
3.1	(a) Restated Articles of Incorporation of the Registrant	Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2000
	(b) Articles of Amendment containing Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the 2000 10-K
3.2	Bylaws of the Registrant, as amended as of January 30, 2001	Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2000
4.1	Restated Articles of Incorporation and Restated Bylaws of the Registrant	Exhibits 3.1 and 3.2 hereto
4.2	Rights Agreement, dated as of December 11, 2000, between the Registrant and Fleet National Bank, as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Form of Summary of Rights (Exhibit C)	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A and Exhibit 4 to the Registrant’s Current Report on Form 8-K, both dated December 11, 2000 and filed December 12, 2000
4.3	Credit Agreement, dated as of December 1, 2000 (the “Credit Agreement”), among the Registrant, the several Lenders from time to time parties thereto, Bank One, NA, as Domestication Agent, Bank of America, N.A., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent	Exhibit 4.3 to the 2000 10-K
4.4	Subsidiaries Guarantee, dated as of December 1, 2000, executed pursuant to the Credit Agreement	Exhibit 4.4 to the 2000 10-K
4.5	Purchase Agreement dated March 30, 2001 between the Registrant, the Subsidiary Guarantors named therein and the Initial Purchasers named therein	Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-62182

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
4.6	Indenture dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001
4.7	Exchange and Registration Rights Agreement dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and the Initial Purchasers named therein	Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001
4.8	Purchase Agreement dated October 3, 2001 between the Registrant, the Subsidiary Guarantors named therein and the Initial Purchasers named therein	Exhibit 4.8 to Registrant’s Form 10-K for the fiscal year ended September 30, 2001 (the “2001 10-K”)
4.9	Indenture dated October 10, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 11, 2001
4.10	Resale Registration Rights Agreement dated as of October 10, 2001 among the Registrant, the Subsidiary Guarantors named therein and the Initial Purchasers named therein	Exhibit 4.10 to the 2001 10-K
10.1*	Form of current Employment Agreement with the President and Chief Executive Officer of the Registrant	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended 12/31/01 (the “12/31/01 10-Q”)
10.2(a)*	Form of current Employment Agreement with the current executive officers of the Registrant	Exhibit 10.2 to the 12/31/01 10-Q
10.2(b)*	Schedule of executive officers who are a party to employment agreement filed as Exhibit 10.2(a)	Exhibit 10.3 to the 12/31/01 10-Q
10.3*	Form of current Employment Agreement with Kenneth F. Yontz, R. Jeffrey Harris, and Dennis Brown	Exhibit 10.3 to the 2000 10-K
10.4*	Summary of significant terms for each Employment Agreement filed as Exhibit 10.3	Exhibit 10.4 to the 2000 10-K
10.5*	Form of former Employment Agreement with the current executive officers of the Registrant	Exhibit 10.5 to the 2000 10-K
10.6*	Schedule of executive officers who are parties to the former Employment Agreement filed as Exhibit 10.5, with a summary of significant terms	Exhibit 10.6 to the 2000 10-K
10.7*	Form of Indemnification Agreement with each of the executive officers and directors identified on the schedule thereto	Exhibit 10 to the Registrant’s Current Report on Form 8-K dated November 15, 2001
10.8*	1988 Stock Option Plan	Exhibit 10(q) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)
10.9*	Amendment to the 1988 Stock Option Plan	Exhibit 10(q-4) to the Registrant’s Form 10-K for the fiscal year ended September 30, 1992 (the “1992 10-K”)
10.10*	Form of Nonstatutory Stock Option Agreement under the 1988 Stock Option Plan	Exhibit 10(r) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)
10.11*	1990 Stock Option Plan	Exhibit 10(q-2) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)
10.12*	Amendment to 1990 Stock Option Plan	Exhibit 10(q-6) to the 1992 10-K
10.13*	Form of Nonstatutory Stock Option Agreement under the 1990 Stock Option Plan	Exhibit 10(s-1) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
10.14*	Amended and Restated 1994 Outside Directors’ Stock Option Plan	Exhibit 10.41 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1996
10.15*	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 1994 Outside Directors’ Stock Option Plan	Exhibit 10.42 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999 (the “1999 10-K”)
10.16*	1999 Outside Directors’ Stock Option Plan	Exhibit A to the Registrant’s Proxy Statement dated December 22, 1998 for its Annual Meeting of Shareholders on January 27, 1999
10.17*	Form of Nonstatutory Stock Option Agreement under the 1999 Outside Directors’ Stock Option Plan	Exhibit 10.43 to the 1999 10-K
10.18*	Amended and Restated 1993 Long-Term Incentive Plan	Exhibit A to the Registrant’s Proxy Statement dated December 23, 1997 for its Annual Meeting of Shareholders on January 30, 1998
10.19*	Form of Nonstatutory Stock Option Agreement under the 1993 Long-Term Incentive Plan	Exhibit 10(u) to the Sybron Corporation’s Form 10-K for the fiscal year ended September 30, 1993 (the “1993 10-K”)
10.20*	Form of Revised Nonstatutory Stock Option Agreement under the 1993 Long-Term Incentive Plan	Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002 (the “3/31/02 10-Q”)
10.21*	Apogent Technologies Inc. 2001 Equity Incentive Plan	Appendix A to the Registrant’s Proxy Statement dated December 26, 2001
10.22*	Form of Nonstatutory Stock Option agreement under 2001 Equity Incentive Plan	Exhibit 10.4 to the 3/31/02 10-Q
10.23*	Amended and Restated Senior Executive Incentive Compensation Plan	Exhibit A to the Registrant’s Proxy Statement dated December 22, 1999 for its Annual Meeting of Shareholders on February 2, 2000
10.24*	Apogent Technologies Inc. Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated December 26, 2001
10.25*	Sybron International Corporation Deferred Compensation Plan	Exhibit 10.40 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1998
10.26	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Barnstead Thermolyne Company, as tenant (the “Barnstead Thermolyne Lease”)	Exhibit 10(cc) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.27	First Amendment to the Barnstead Thermolyne Lease	Exhibit 10.23 to the 2000 10-K
10.28	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Erie Scientific Company, as tenant (the “Erie Lease”)	Exhibit 10(ee) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.29	First Amendment to the Erie Lease	Exhibit 10.25 to the 2000 10-K
10.30	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Nalge Nunc International Corporation, as tenant(the “NNI Lease”)	Exhibit 10(ff) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.31	Second Amendment to the NNI lease	Exhibit 10.27 to the 2000 10-K
10.32	Amended and Restated Guaranty and Suretyship Agreement, dated December 11, 2000, between the Registrant and CPA:7 and CPA:8	Exhibit 10.28 to the 2000 10-K

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
10.33	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Barnstead Thermolyne Corporation, as tenant	Exhibit 10(tt) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640) Form S-1 (No. 33-24640)
10.34	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Erie Scientific Company, as tenant	Exhibit 10(uu) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640) Form S-1 (No. 33-24640)
10.35	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Nalge Nunc International Corporation (formerly Nalge Company), as tenant	Exhibit 10(vv) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640) Form S-1 (No. 33-24640)
10.36	Sale and Leaseback Agreement dated December 21, 1988 between Sybron Corporation and New England Mutual Life Insurance Company, as lender	Exhibit 10(ww) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.37	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Barnstead Thermolyne Corporation, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(yy) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640
10.38	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Erie Scientific Company, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(aaa) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.39	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Nalge Nunc International Corporation (formerly Nalge Company), as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as borrowers	Exhibit 10(bbb) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.40*	Life insurance policy for Kenneth F. Yontz	Exhibit 10(eee) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-45948)
10.41*	Life insurance policy for Frank H. Jellinek, Jr.	Exhibit 10(eee-1) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-45948)
10.42*	Life insurance policy for R. Jeffrey Harris	Exhibit 10(rr) to the 1993 10-K
10.43*	Life insurance policy for Dennis Brown	Exhibit 10.42 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1995
10.44*	Sybron Laboratory Products Corporation Senior Salaried Executive Financial Performance Incentive Compensation Plan	Exhibit 10.41 to the 2000 10-K
10.45*	Employment Agreement between Apogent Technologies Inc. and Robert V. Ahlgren, dated April 1, 2002	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended 6/30/02 (the “6/30/02 10-Q”)
10.46*	Indemnification Agreement between Apogent Technologies Inc. and Robert V. Ahlgren, dated April 1, 2002	Exhibit 10.2 to the 6/30/02 10-Q
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP		X
24	Powers of Attorney of Directors of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(CFO)		X
32.1	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X
32.2	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X

* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.