Form 10-K
period 2003-09-30
APOGENT TECHNOLOGIES INC
filed 2003-12-10
CIK 824803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        YES    ☒        NO    ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on March 31, 2003, the last business day of our most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $993,800,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At December 1, 2003, there were 90,460,479 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 27, 2004 have been incorporated by reference into Part III of this Form 10-K.

APOGENT TECHNOLOGIES INC.

TO

2003 ANNUAL REPORT ON FORM 10-K

Part I.

ITEM 1.    Business

General

Apogent Technologies Inc. is a Wisconsin corporation, incorporated in 1993 to be the successor by merger in January 1994 to Sybron Corporation, a Delaware corporation. The merger was accomplished to change our corporate domicile from Delaware to Wisconsin. We changed our name from Sybron International Corporation to Apogent Technologies Inc. in January 2001.

Our operating subsidiaries are engaged primarily in the manufacture and sale of laboratory products in the United States and other countries. Our operations are divided into two reporting business segments: the Clinical Group and the Research Group.

Forward-Looking Statements

The description of our businesses included in this Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and other portions of this Annual Report contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements concern, among other things, our intent, belief, or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors and large OEM customers, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled “Cautionary Factors” in Item 7 of this Annual Report.

Business Segments

We are a leading developer and manufacturer of products for the clinical and research industries. We are organized into two business segments, the Clinical Group and the Research Group, to serve our customers in these industries. During fiscal 2003, we changed our reporting business segments by combining the laboratory equipment and the labware and life sciences segments into a new segment, the Research Group. This change aligns our financial reporting with the management of our operational activity. In addition, we renamed our clinical diagnostics segment as the Clinical Group. All historical financial information for each year in the five-year period ended September 30, 2003, has been restated to reflect this change.

Our subsidiaries manufacture most of the products we sell. We have approximately 7,000 employees in over 120 facilities worldwide. Our customers include distributors, pharmaceutical and biotechnology companies, clinical, academic, research and industrial laboratories, original equipment manufacturers, and others. Approximately 71% of our consolidated net sales in fiscal 2003 were generated from sales transactions with customers within the U.S. and the remainder was generated internationally, mostly from Europe.

The end-users of our products include scientists and lab technicians in the fields of life science research, clinical diagnostics, and basic scientific research. These individuals typically work at pharmaceutical companies, other types of manufacturing companies, hospitals, scientific research organizations, academic and government institutions, and clinical reference laboratories.

Clinical Group

Our Clinical Group manufactures and sells products primarily to clinical and commercial laboratories and to scientific research and industrial customers. These products are used in a number of in vitro (out of body)

diagnostic applications, including specimen collection, specimen transportation, drug testing, therapeutic drug monitoring, and infectious disease detection. Other applications include human tissue research and human cell research, with an emphasis on cancer applications. Clinical Group products include:

■	microscope slides, cover glass, and glass tubes and vials;
■	stains and reagents;
■	instrumentation for human tissue and cell research;
■	diagnostic test kits;
■	sample vials used in diagnostic testing;
■	culture media;
■	diagnostic reagents; and
■	other products used in detecting and/or monitoring the existence of infectious diseases and conditions, therapeutic drugs, and drugs of abuse.

Our primary U.S. and foreign subsidiaries in this business segment include:

Capitol Vial, Inc.

Chase Scientific Glass, Inc.

Consolidated Technologies, Inc.

Erie Electroverre S.A.

Erie Scientific Company

Gerhard Menzel Glasbearbeitungswerk GmbH & Co. K.G.

Lab Vision Corporation

Metavac LLC

Microgenics Corporation

Microm International GmbH

Neomarkers, Inc.

The Naugatuck Glass Company

Remel Inc.

Richard-Allan Scientific Company

Samco Scientific Corporation

Separation Technology, Inc.

Seradyn Inc.

During fiscal 2003, we acquired: NeoMarkers, Inc. (developer and manufacturer of antibodies, reagents, and related products for life science research applications); Opus Diagnostics Inc. (developer and distributor of diagnostic test kits and related reagents used in monitoring the level of a therapeutic drug in a patient’s body); the PathoDx product line of Diagnostic Products Corporation (manually operated diagnostic test kits for the detection of infectious diseases and other conditions); and certain product lines of Meteor Glass Corporation (disposable glass labware and other glass products, such as perfume sampler vials).

The Clinical Group accounted for approximately 47% of our consolidated net sales in 2003, and approximately 46% of our consolidated net sales in 2002 and 2001. For the fiscal years 2003, 2002, and 2001, net sales for this segment grew 8%, 10%, and 11% respectively, compared to the prior year.

Research Group

Our Research Group manufactures, distributes, and sells products primarily to the research and clinical life sciences industries. Applications of these products include general everyday laboratory uses as well as genetic research, protein research, high-throughput screening for drug discovery, cell culture, filtration, and other liquid handling. In addition, this segment manufactures, distributes, and sells basic laboratory equipment used by medical, pharmaceutical, and scientific laboratories. Research Group products include:

■	reusable plastic and glass products;
■	disposable plastic and glass products;

■	products for critical packaging applications;
■	environmental and safety containers;
■	liquid handling automation products;
■	glass liquid sample vials and seals used in various applications;
■	heating, cooling, shaking, stirring, mixing, and temperature control instruments; and
■	water purification systems.

Our primary U.S. and foreign subsidiaries in this business segment include:

ABgene Inc. (formerly, Marsh Bio Products Inc.)

Advanced Biotechnologies Ltd.

Barnstead Thermolyne Corporation

Chromacol Limited

Cosmotec Co. Ltd.

Electrothermal Engineering, Ltd.

Genevac Ltd.

Lab-Line Instruments, Inc.

Matrix Technologies Corporation

Molecular BioProducts, Inc.

Nalge Nunc International Corporation

Nalge Nunc International K.K.

National Scientific Company

Nunc A/S

Owl Separation Systems, Inc.

Quality Scientific Plastics, Inc.

In addition, we participate as a minority owner of a sales and marketing joint venture with Kimble Glass, Inc. that, through Nalge Nunc International’s marketing and sales efforts, markets and sells Kimble/Kontes reusable, disposable and specialty glassware for the laboratory.

During fiscal 2003, we acquired Tempyrox, Inc., a developer and manufacturer of high-temperature cleaning ovens for industrial and laboratory applications, and Quality Scientific Plastics, Inc., formerly Porex Bio Products, Inc., a developer and manufacturer of plastic, injection-molded pipette tips.

The Research Group business segment accounted for approximately 53% of our consolidated net sales in 2003, and approximately 54% of our consolidated net sales in 2002 and 2001, with net sales for this segment growing 6%, 9%, and 12%, respectively, compared to the prior year.

Discontinued Operations

During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology. The decision was made following a slow-down in the telecommunications industry, in which Vacuum Process Technology targeted its products, and as a result, the business no longer met our strategic requirements. In the second quarter of fiscal 2002, in connection with the discontinuance of this business, we incurred a charge of $13.2 million, net of income tax benefit of $7.6 million, related to the write-down of net assets to their estimated fair value less costs to sell. The decision to sell Vacuum Process Technology represented a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated. During the second quarter of fiscal 2003, we completed the sale of Vacuum Process Technology and recorded an additional charge of $2.8 million, net of income tax benefit of $1.6 million. For business reporting purposes, Vacuum Process Technology was previously classified in the Clinical Group segment.

During March 2003, we made the decision to dispose of two businesses: the rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases) as conducted by our Applied Biotech subsidiary; and the manufacture and sale of automated microarray instrumentation for the genomics market as conducted by our BioRobotics subsidiary. The decision was based in part on our ongoing strategy of strengthening the market positions of our leading brands and focusing on sales of our consumable laboratory products that have more stable growth expectations. As a result, these businesses no longer met our strategic requirements. In the second quarter of fiscal 2003, in connection with the discontinuance of these businesses, we incurred a charge of approximately $87.1 million, net of income tax benefit of $21.8 million, related to the write-down of net assets to their estimated fair value less costs to sell. The decision to sell these companies represented a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of these businesses have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. In August 2003, we sold Applied Biotech (together with its wholly-owned subsidiary, Forefront Diagnostics, Inc.) to Inverness Medical Innovations, Inc. for 692,506 shares of Inverness common stock and $13.4 million in cash. In September 2003, we sold BioRobotics to Genomic Solutions Acquisitions Limited for a net amount of approximately $1.9 million. For business reporting purposes, Applied Biotech was previously classified in the Clinical Group segment and BioRobotics was classified in the Research Group segment.

In December 2000, we spun off our dental business by way of a pro rata distribution to our shareholders of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties. As a result of the spin-off, Sybron Dental Specialties has been accounted for as a discontinued operation.

Certain Financial Information

The following table sets forth our net sales by segment.

	Fiscal Year Ended September 30,
	2003	2002	2001
	(in thousands)
Clinical Group	$510,536	$473,388	$431,193
Research Group	586,953	554,525	507,626

Total Net Sales	$1,097,489	$1,027,913	$938,819

We have included other financial information about our business segments and foreign operations in Note 15 to our consolidated financial statements.

New Products

During fiscal 2003, we introduced a number of new products that contributed approximately $29.8 million in net sales, primarily in the Research Group. No single new product or group of related products was material to our business or either of our business segments.

Business Strategy

Our goal is to consistently grow our worldwide market presence, net sales, earnings, and cash flows. Annual growth in net sales for fiscal 2003 was $69.6 million, or approximately 7% over the prior year. Key elements of our strategy continue to be:

Grow earnings while maintaining a prudent capital structure.    We consider our ability to increase earnings while managing our balance sheet effectively to be a core competence. Strategic investments that require an outlay of capital are put through a rigorous review process intended to ensure the investment provides an acceptable cash return which exceeds our cost of capital and is accretive to earnings. We maintain a capital structure which provides us with the financial flexibility to compete effectively in our core markets.

Develop profitable new products.    We consistently strive to develop and introduce new products that contribute to sales, earnings, and cash flows. These products include new offerings and improvements of our existing products. We are especially focused on developing new products for our life sciences research and clinical diagnostics customers.

Increase sales to existing and new customers.    We seek to leverage our strong market presence and excellent customer and distributor relationships into increased sales to current customers and sales to new customers. We believe that our extensive product offering is conducive to cross-selling products to existing customers. This broad product offering is also conducive to negotiating favorable terms with our distributors.

Improve operating efficiencies.    We are focused on improving our operating efficiencies through vertical integration, streamlined manufacturing techniques, better product sourcing, and the sharing of technology and best practices across our company. We believe that our focus on efficiencies improves our gross margins while maintaining or improving the quality of our products and increasing customer satisfaction.

Make strategic acquisitions.    Our acquisition program has been and continues to be focused on adding complementary products and technologies that enhance our market position. Our operating subsidiaries generally have been able to use their existing channels to market our acquired products. We have a rigorous process of candidate identification, due diligence, and integration designed to mitigate acquisition risk. Acquired businesses are converted to our standard financial reporting system. At the time an acquisition closes, we have an integration plan and budget in place, and, in most cases, we retain the senior management of acquired businesses.

Sales, Marketing, and Distribution

Industrial, academic, clinical, governmental, pharmaceutical, and biotechnology laboratories are existing and potential customers for our products. Our products reach these customers in several ways. Our Research Group business segment sells primarily through distributors, although some of our companies in this segment, such as Matrix Technologies and ABgene, have direct sales forces and sell directly to end-users. Sales from our Clinical Group businesses are made both directly and through distribution, depending on the type of product and/or the type of end-user. For example, Richard-Allan and Microm International sell directly to end-users, the microbiology products of our Remel subsidiary are primarily sold directly to end-users, and the drugs of abuse testing products of Microgenics are primarily sold to original equipment manufacturers of immunoassay analyzers. Most of our subsidiaries maintain their own sales forces, whether they sell directly to end-users, through distribution, or otherwise.

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

Our three major distributors (primarily domestic), Fisher Scientific, VWR, and Allegiance Corporation, accounted in the aggregate for approximately 24% of our Clinical Group sales and 37% of our Research Group sales in fiscal 2003. See Notes 2 and 15 to our consolidated financial statements. The loss of any one of these major distributors could have a material adverse effect on our business. Only a few of our subsidiaries have written contractual relationships with these distributors. However, our subsidiaries have long-standing relationships with them or their predecessors.

Our subsidiaries private label for, and sell products to, distributors as well as a number of original equipment manufacturers. These private label and original equipment manufacturer relationships are most prevalent in our Clinical Group business segment, although subsidiaries in the Research Group segment also enter into original equipment manufacturer and private label relationships as opportunities arise. Volatility in demand can arise if these customers fail to manage inventories to end-user demand, discontinue product lines, or switch business to other manufacturers.

Geographic Information

Our U.S. subsidiaries held approximately 79% of our assets as of September 30, 2003 and generated approximately 76% of our income from continuing operations (calculated as a percentage of income generated in total by our domestic and foreign subsidiaries and excluding corporate office expenses—See Note 15 to our consolidated financial statements) for the fiscal year ended September 30, 2003, with the balance attributable to our foreign subsidiaries. In addition to an extensive distributor network, our subsidiaries maintain sales offices and manufacturing plants in many international locations. Foreign sales offices are located in the United Kingdom, Japan, Germany, Spain, Hong Kong, Australia, France, and Switzerland. International manufacturing facilities are located in Denmark, Germany, Switzerland, Hungary, the United Kingdom, Hong Kong, Japan, Mexico, and Puerto Rico.

Domestic and international sales of our products by business segment are as follows:

	Fiscal Year Ended September 30,
	2003	2002	2001
	(in thousands)
Clinical Group
Domestic	$400,619	$372,108	$345,847
International	109,917	101,280	85,346

Total	$510,536	$473,388	$431,193

Research Group
Domestic	$379,735	$364,781	$348,156
International	207,218	189,744	159,470

Total	$586,953	$554,525	$507,626

We have included other financial information about our business segments and foreign operations in Note 15 to our consolidated financial statements.

Research and Development

We have a number of research and development programs in our two business segments. We spent approximately $25.2 million, $23.4 million, and $19.2 million on research and development in fiscal years 2003, 2002, and 2001, respectively, focused primarily on product development. We have, from time to time, worked on customer-sponsored research and development programs, and expect to continue to do so in the future.

Our research and development expenditures by business segment, which are included within selling, general and administrative expenses in the consolidated statement of operations, are as follows:

	Fiscal Year Ended September 30,
	2003	2002	2001
	(in thousands)
Clinical Group	$9,744	$8,340	$6,882
Research Group	15,424	15,025	12,271

Total	$25,168	$23,365	$19,153

Backlog

The dollar amount of backlog orders that we believe to be firm commitments is not material to our business.

Seasonality

Neither of our business segments is seasonal to a material extent.

Markets; Competition

Our products serve a large number of markets worldwide in which there are numerous competitors. We strive to achieve a leading market share in every market in which we compete, and we believe that our size, breadth of products we offer, and our relationships with our customers provide us with competitive advantages relative to many of our small and mid-sized competitors. The strategies outlined under “Business Strategy” above are key to our ability to stay competitive, although there can be no assurance that we will not encounter increased competition in the future.

We have significant competitors in each of our business segments. Our competitors include product manufacturers, private label resellers and product distributors, a number of whom have substantially greater financial and other resources than ours. Product price, product quality, product brand recognition, customer service, breadth of product lines, and convenience for customers are relevant factors to achieving and maintaining our competitive position.

Principal competitors in the Clinical Group business segment include (among others) Shandon (a subsidiary of Thermo Electron Corporation), Leica Microsystems, Sakura Finetek, Knittel Glaser, Surgipath Medical Industries, Inc., Ventana Medical Systems, Dako A.S., Tyco Plastics, Becton Dickinson, Meridian Diagnostics, Dade Behring, Roche Diagnostics, Quidel Corporation and Fisher Scientific.

Our principal competitors in the Research Group segment include (among others) Corning Incorporated, Millipore Corporation, Becton Dickinson, Mettler-Toledo, Beckman Coulter, Greiner Holding AG, Fisher Scientific, New Brunswick Scientific Company, Inc., Forma Scientific, Inc., and SPX Corporation.

Employees

We employ approximately 7,000 people, of whom approximately 5,100 are located in the U.S. As of September 30, 2003, approximately 285 of our U.S. employees were covered by collective bargaining agreements. We believe our relationships with the unions are good, and we expect that, upon expiration, all of the agreements will either be extended or new agreements will be entered into on terms substantially similar to the existing terms. Most of our approximately 450 employees in Denmark are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and an employers’ council. Once Denmark’s national labor contracts are set, further negotiation may take place at the local level. Such negotiations may affect local operations. Our Danish subsidiary, Nunc A/S, was closed during the third quarter of 1998 for nine days as the result of the first national strike in Denmark since 1985. After the national strike was settled, Nunc A/S non-management employees struck for two days over local issues. All issues were resolved in a new year-to-year contract which next expires in 2004. The Denmark national industry contract is scheduled for renegotiation in 2004. Our current relationships with the unions at Nunc A/S are good.

Government Regulation

U.S. Medical Device Regulation.    Our products that are marketed or sold in the United States and used in the diagnosis or treatment of human diseases, human conditions, or human therapeutic drug use are regulated by the Food & Drug Administration as “devices” pursuant to the Federal Food, Drug and Cosmetic Act (FDCA). Most of the products sold by our Clinical Group and many of the products marketed by our Research Group are regulated by the FDA as medical devices.

Under the FDCA, medical devices are classified into one of three classes: Class I, II or III. Class I and II devices are not expressly approved by the FDA, but, instead, are cleared for marketing either through the 510(k) clearance process or through specific regulatory exemptions. Class III devices generally must receive “pre-market approval” from the FDA as to safety and effectiveness. The substantial majority of the medical devices that we manufacture, market or sell is classified as either Class I or Class II medical devices. However, we do manufacture, market and sell one Class III product, the sales revenues for which are not material.

A 510(k) clearance will be granted if the submitted data establishes that the proposed device is “substantially equivalent” to an existing Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval. If there are no existing FDA-approved products or processes comparable to a diagnostic product or process, clearance by the FDA involves more lengthy pre-market approval procedures. Alternatively, some products qualify as exempt under regulations that specify the type and characteristics of products subject to exemption. If a medical device is not cleared or exempt, then it may not be marketed or sold in the United States until approved for marketing and sale by the FDA. Each of the medical device products currently marketed by Apogent’s subsidiaries in the United States has been cleared by the FDA pursuant to the 510(k) clearance process, has been grand-fathered under the FDCA (a so-called “pre-amendment” product), or is exempt from FDA pre-clearance requirements.

In addition, the FDA regulates manufacturing and complaint handling processes of manufacturers of medical devices. About once every two to four years, FDA inspectors will visit the United States facilities of each Apogent subsidiary that manufactures medical devices to verify compliance with the good manufacturing practices and complaint assessment processes prescribed by law. Any unsatisfactory observations are written up by the FDA on Form 483 and presented to the subsidiary for correction. If the nature of any noted noncompliance requires it or if the subsidiary fails to respond adequately to Form 483 observations, the FDA may issue a warning letter against the subsidiary and impose fines, require product recalls, or cessation of the manufacturing operations or sales of the subsidiary. Although our subsidiaries have received Forms 483 in the past, the nature of the observations in such forms typically have not been material to the Company as a whole and have been addressed to the satisfaction of the FDA in due course.

Our Erie Scientific subsidiary sells anti-bacterial cleansers that are regulated by the FDA as drug products. The sales of anti-bacterial products represent a very small percentage of Erie Scientific’s sales revenues.

Other Medical Device Regulation.    Sales of our subsidiaries located in, and products sold in, foreign countries are subject to foreign government regulation, the requirements of which vary from country to country. The time required to obtain product approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Currently, we are supporting foreign product registrations in Europe, Central America, South America, and the Pacific Rim countries through our foreign subsidiaries or via our distributors in these respective countries. Our subsidiaries that market products in Canada are licensed under Canadian law. In addition, under the European In Vitro Diagnostic Directive (Directive 98/79/EC of the European Parliament and of the Council of 27 October 1998), our subsidiaries that manufacture medical devices for sale in Europe must place CE Marks on these products, maintain technical data regarding these products, and otherwise comply with the requirements of the Directive. Those subsidiaries that are required to comply with the European Directive are compliant or will be compliant within the timeframes prescribed.

Environmental, Health and Safety.    Our operations entail a number of environmentally sensitive production processes. Compliance with environmental laws and regulations, along with regulations relating to workplace safety, is a priority in our businesses. Our domestic facilities are subject to federal, state, and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions and wastewater discharge. Our foreign facilities are subject to local laws and regulations regarding the environment. Our operations are also subject to regulation relating to workplace safety, both in the United States and abroad. During fiscal 2003, we did not make, and do not now anticipate having to make, any material capital expenditures for environmental control facilities.

Patents, Trademarks and Licenses

Our products are sold under a variety of trademarks and trade names. We own or license all of the trademarks and trade names we believe to be material to the operation of our businesses, including the ART®, ABgene™, BARNSTEAD INTERNATIONAL™, CAPITOL VIAL®, COLORFROST®, KIMAX®, KIMBLE®, LAB-LINE®, MARSH BIO PRODUCTS™, NALGE®, NALGENE®, NUNC®, REMEL®, RICHARD-ALLAN SCIENTIFIC®, and SUPERFROST® trademarks, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. We also own various patents, employ various patented processes, and from time to time acquire licenses from owners of patents. In addition to trade secret, copyright, patent and trademark laws, we rely upon a combination of non-disclosure and other contractual agreements to protect our intellectual property rights. Except for the trademarks referred to above, we do not believe any single patent, trademark, or license is material to the operations of our business as a whole.

Raw Materials

We purchase a wide range of raw materials and supplies from a number of suppliers, and except with respect to our supply of white glass, we do not rely on sole sources to any material extent. All of our white glass comes from a single source, our own Electroverre, SA facility in Switzerland. In the event that Electroverre could not continue to supply the necessary white glass, we would have to seek alternative sources, which could have a material effect on our Clinical Group segment. We do not foresee any significant difficulty in obtaining necessary materials or supplies.

Risks Attendant to Foreign Operations

We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange,” for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact. Also see, “Cautionary Factors” in Item 7.

Available Information

Our Internet address is www.apogent.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.    Properties

We currently lease or own over 3.5 million square feet of facilities worldwide. Typically, each of our subsidiaries maintains its own manufacturing, research and development, warehouse, and office space.

The following table sets forth information regarding our principal properties by business segment as of September 30, 2003.

Properties with less than 20,000 square feet of building space have been omitted from this table.

Location	Building space and use	Owned or leased
Clinical Group

Rockwood, Tennessee	228,000 sq. ft./manufacturing, warehouse, and office	Owned
Rockwood, Tennessee	45,000 sq. ft./warehouse	Leased
Portsmouth, New Hampshire	162,000 sq. ft./manufacturing, warehouse, and office	Leased
Braunschweig, Germany	40,000 sq. ft./manufacturing, warehouse, and office	Owned
Romont, Switzerland	200,000 sq. ft./manufacturing, warehouse, and office	Owned
Aguadilla, Puerto Rico	23,000 sq. ft./manufacturing, warehouse, and office	Leased
Naugatuck, Connecticut	88,000 sq. ft./manufacturing, warehouse, and office	Owned
Budapest, Hungary	58,000 sq. ft./manufacturing, warehouse, and office	Owned
San Fernando, California	77,000 sq. ft./manufacturing, warehouse, and office	Owned
Meiningen, Germany	22,000 sq. ft./manufacturing, warehouse, and office	Owned
Holtsville, New York	30,000 sq. ft./manufacturing, warehouse, and office	Owned
Baltimore, Maryland	21,000 sq. ft./manufacturing and office	Leased
Kalamazoo, Michigan	116,000 sq. ft./manufacturing, warehouse, and office	Leased
Indianapolis, Indiana	49,000 sq. ft./manufacturing and warehouse	Leased
Lenexa, Kansas	116,000 sq. ft./manufacturing and office	Owned
Lenexa, Kansas	63,000 sq. ft./warehouse and office	Leased
Lake Charles, Louisiana	24,000 sq. ft./manufacturing and office	Owned
Ramsey, Minnesota	25,000 sq. ft./manufacturing, warehouse, and office	Leased
Fremont, California	109,000 sq. ft./manufacturing, warehouse, and office	Leased
Austin, Texas	26,000 sq. ft/manufacturing, warehouse, and office	Leased
East Providence, Rhode Island	69,000 sq. ft./manufacturing, warehouse, and office	Leased
Walldorf, Germany	62,000 sq. ft./manufacturing, warehouse, and office	Leased
Kent, England	55,000 sq. ft./manufacturing, warehouse, and office	Leased
Auburn, Alabama	67,000 sq. ft./manufacturing, warehouse, and office	Owned
Fultonville, New York	30,000 sq. ft./manufacturing, warehouse, and office	Owned
Auburn, Alabama	60,000 sq. ft./warehouse	Leased

Location	Building space and use	Owned or leased

Research Group

Penfield, New York	340,000 sq. ft./manufacturing, warehouse, and office	Leased
Wiesbaden, Germany	21,000 sq. ft./warehouse and office	Leased
Naperville, Illinois	103,000 sq. ft./manufacturing, warehouse, and office	Owned
Roskilde, Denmark	151,000 sq. ft./manufacturing, warehouse, and office	Owned
Ichikawa, Japan	38,000 sq. ft./warehouse	Leased
Hudson, New Hampshire	109,000 sq. ft./manufacturing, warehouse, and office	Leased
Otay, California	29,000 sq. ft./warehouse	Leased
Duluth, Georgia	55,000 sq. ft./office and warehouse	Leased
Tijuana, Mexico	87,000 sq. ft./manufacturing, warehouse, and office	Leased
San Diego, California	75,000 sq. ft./manufacturing, warehouse, and office	Leased
Hereford, England	25,000 sq. ft./warehouse and office	Leased
Portsmouth, New Hampshire	27,000 sq. ft./manufacturing, warehouse, and office	Leased
Surrey, England	45,000 sq. ft./manufacturing, office, and warehouse	Leased
Surrey, England	43,000 sq. ft./manufacturing, office, and warehouse	Leased
Rochester, New York	24,000 sq. ft./manufacturing, office, and warehouse	Leased
Dubuque, Iowa	194,000 sq. ft./manufacturing and office	Leased
Melrose Park, Illinois	117,000 sq. ft./manufacturing and office	Owned
Southend-on-Sea, England	29,000 sq. ft./manufacturing, warehouse, and office	Leased
Perinton, New York	87,000 sq. ft./manufacturing, warehouse, and office	Owned
Suffolk, England	51,000 sq. ft./manufacturing, warehouse, and office	Leased
Petaluma, California	200,000 sq. ft/manufacturing, warehouse, and office	Leased

Apogent Corporate Headquarters

Portsmouth, New Hampshire	29,000 sq. ft./office	Leased

We consider our plants and equipment to be well maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand our facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our credit facilities described in Note 8 to our consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in Item 7 of this Annual Report.

ITEM 3.    Legal Proceedings

Nalge Nunc International, a subsidiary in our Research Group business segment, has been identified as a potentially responsible party (“PRP”) at the Aqua-Tech site in South Carolina (the “Aqua-Tech Site”) with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Our total expenses (including legal fees) to date have been approximately $170,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. We participated with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study, which is now being used by the EPA to determine what remedy, if any, should be required at the site. There has been no opposition to the proposed remedial investigation and feasibility study. Adoption of the remedial investigation plan will likely occur in 2004. Our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent. It is anticipated that our liability in this matter will be in proportion to the amount of reported waste we were deemed to have sent. Therefore, even though CERCLA does provide for joint and several liability, we believe that any ultimate liability will not exceed our estimate of approximately $350,000 including fees and remediation costs, and will not have a material adverse effect on our results of operations or financial condition.

Applied Biotech, formerly a subsidiary in our Clinical Group business segment, manufactured and supplied immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sold the tests to retailers who sold them over-the-counter to consumers. Applied Biotech supplied the product to Warner Lambert pursuant to a supply agreement that Warner Lambert claims required Applied Biotech to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. The Unipath Diagnostics business, along with this lawsuit, were subsequently sold to Inverness Medical Switzerland GmbH (“Inverness”). In the Conopco litigation and in two other cases, Inverness claimed that the Warner Lambert pregnancy test supplied by Applied Biotech infringed certain patents owned by Inverness. Applied Biotech agreed to defend in two of these lawsuits on behalf of Warner Lambert. These cases were settled and dismissed as to Pfizer/Warner Lambert and, by extension, Applied Biotech, in August 2003 without payment of damages by Applied Biotech or Apogent.

On October 15, 2002, Armkel, LLC sued Pfizer in the U.S. District Court for the District of New Jersey for patent infringement with respect to these same pregnancy products (the “Armkel Litigation”). In July 2003, Pfizer filed a third-party complaint lawsuit in the U.S. District Court for the District of New Jersey against Applied Biotech to enforce the alleged obligation of Applied Biotech to indemnify and defend Pfizer with regard to the Armkel Litigation. Under the terms of the sale of Applied Biotech to Inverness consummated in August 2003, we retained liability of Applied Biotech for claims arising from the Armkel Litigation. We do not believe that Applied Biotech has an obligation to defend and indemnify Pfizer with respect to the Armkel Litigation and have taken that position. The lawsuit between Armkel and Pfizer has been settled and dismissed, although Pfizer’s lawsuit against Applied Biotech continues. Although we do not know the terms of the settlement between Pfizer and Armkel, we do not believe that the outcome of the Armkel Litigation will have a material adverse effect on our results of operations or financial condition.

We and our subsidiaries are parties to a number of lawsuits or subject to claims arising out of our respective operations, or the operation of businesses divested since the 1980’s for which certain of our subsidiaries may continue to have legal or contractual liability, including product liability, patent and trademark or other intellectual property infringement, workplace safety, and environmental claims and cases, some of which involve claims for substantial damages. We vigorously defend lawsuits and other claims against us. Based upon our assessment of the cases and claims against us and our experiences with similar cases and claims in the past, we believe that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on our results of operations or financial condition. However, there can be no assurance as to this or that we will not be subjected to significant additional claims in the future with respect to our current or former operations which would have such a material adverse effect. See Note 13 to our consolidated financial statements and “Cautionary Factors” in Item 7.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth below is a complete list of the names, ages, and positions(s) of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position
Frank H. Jellinek, Jr	58	President and Chief Executive Officer; Director
Robert V. Ahlgren	50	Chief Operating Officer and Group President, Research Group
Dennis Brown	56	Chief Financial Officer and Treasurer
Michael K. Bresson	45	Executive Vice President—Administration, General Counsel and Secretary
Robert N. Griffin	64	Vice President, Regulatory Affairs
Gary J. Marmontello	58	Vice President, Human Resources
Michael S. Smith	41	Vice President, Strategic Initiatives
Mark F. Stuppy	49	Group President, Clinical Consumables
Stephen K. Wiatt	58	Group President, Industrial Glass Operations
Peter W. Scheu	38	Group President, Clinical Diagnostics
Yuh-geng Tsay	55	Group President, Immunodiagnostics

The following sets forth the principal occupations of the executive officers for the periods specified.

Mr. Jellinek.    President and Chief Executive Officer since December 2000; President and Chief Executive Officer of Sybron Laboratory Products Corporation (“SLP”) from 1998 to 2000; President of Erie Scientific Company (“Erie Scientific”) from 1975 to 1998; has from time to time held general management responsibilities for various businesses of Apogent’s predecessor.

Mr. Ahlgren.    Chief Operating Officer since November 2003; Group President, Research Group since April 2002; President of Nalge Nunc International Corporation (“NNI”) from November 1999 to January 2003; Senior Vice President—Sales and Marketing of NNI from January 1999 to November 1999. General Manager of International Murex Technologies Corporation from 1994 to 1998.

Mr. Brown.    Reappointed as Chief Financial Officer and Treasurer of the Company in January, 2003; Financial Consultant to the Company from 2000 to 2003; Chief Financial Officer, Vice President—Finance and Treasurer of the Company from 1993 to 2000; President of Allen-Bradley Europe from March 1990 to January 1993; and Treasurer of The Marmon Group, Inc., from 1987 to 1990. Director of Sybron Dental Specialties, Inc. and Merge Technologies Incorporated.

Mr. Bresson.    Executive Vice President—Administration, General Counsel and Secretary since December 2000; Group Counsel of SLP from 1998 to 2000; Partner at the law firm of Quarles & Brady LLP from 1990 to 1998.

Mr. Griffin.    Vice President, Regulatory Affairs and Quality Assurance since December 2000; Vice President, Regulatory Affairs of SLP from 1998 to 2000; Director of Quality and Safety at Erie Scientific from prior to 1996 to 1998.

Mr. Marmontello.    Vice President, Human Resources since December 2000; Vice President, Human Resources of SLP from 1997 to 2000; Associate Director of Human Resources for the University System of New Hampshire prior to joining SLP.

Mr. Smith.    Vice President, Strategic Initiatives since June 2003; Senior Vice President of the Private Equity Division of Mesirow Financial from 1998 to 2003.

Mr. Stuppy.    Group President, Clinical Consumables since April 2001; President of Erie since January 2001; Executive Vice President, Sales and Marketing, Clinical Products from 2000 to 2001; Executive Vice President of Sales & Marketing at SLP from 1998 to 2000; Vice President of Marketing at Erie Scientific from 1986 to 1998.

Mr. Wiatt.    Group President, Industrial Glass Operations since April 2001; Executive Vice President, Worldwide Glass Operations from 2000 to 2001; Executive Vice President, Worldwide Glass Operations of SLP from 1998 to 2000; Vice President of Manufacturing at Erie Scientific from 1978 to 1998.

Mr. Scheu.    Group President, Clinical Diagnostics since September 2000; President of Richard-Allan Scientific Company (“Richard-Allan”) from 1997 to 2000; Executive Vice President of Richard-Allan from 1995 to 1997.

Dr. Tsay.    Group President, Immunodiagnostics since April 2003 and from December 2000 to January 2002. President of Diagnostic Reagents, Inc. (“DRI”) at the time Apogent acquired that business in January 1998, and had served in that position since 1991; became President of Microgenics Corporation after Apogent acquired that company and merged it with DRI in June 1999.

Erie Scientific, NNI, Richard-Allan, and Microgenics are subsidiaries of Apogent. SLP was a subsidiary of Apogent prior to the 2000 spin-off of Sybron Dental Specialties.

PART II.

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our inception, we have not paid any cash dividends on our Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this Annual Report, and Note 8 to our consolidated financial statements in this Annual Report for a description of certain restrictions on our ability to pay cash dividends. Subject to such limitations, any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements.

Based upon record ownership as of December 1, 2003, the number of holders of our Common Stock (including individual participants in securities position listings) is 442.

Our Common Stock trades on the NYSE under the symbol “AOT.” The market information set forth below for our two most recent fiscal years is based on NYSE sales prices.

	Common Stock
Fiscal Year and Quarter	High	Low
	(in dollars)
2002
1st Quarter	$26.52	$21.25
2nd Quarter	26.50	21.80
3rd Quarter	25.49	20.15
4th Quarter	21.27	16.87
2003
1st Quarter	$21.24	$16.70
2nd Quarter	21.40	14.45
3rd Quarter	20.89	14.60
4th Quarter	22.51	19.79

The following table discloses our purchases of our equity securities during the fourth quarter of fiscal 2003.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
July 1, 2003 to July 31, 2003	437,684	$21.46	437,684	12,986,016
August 1, 2003 to August 31, 2003	1,426,300	$22.31	1,426,300	11,559,716
September 1, 2003 to September 30, 2003	—	$—	—	11,559,716

Total	1,863,984	$22.11	1,863,984

(a)	Shares were purchased in block and open market transactions.
(b)	Apogent’s stock repurchase program was publicly announced in July 2002 and amended during fiscal 2003. It is scheduled to expire in September 2005.

The following outlines the date and number of shares approved by our Board of Directors under the publicly announced repurchase program through September 30, 2003.

Date	Number of shares authorized for repurchase
7/15/02	2,000,000
1/28/03	5,000,000
4/21/03	5,000,000
5/28/03	9,000,000

ITEM 6.    Selected Financial Data

The following table sets forth selected consolidated financial information for the five years in the period ended September 30, 2003. The consolidated data presented herein reflects the reclassification to discontinued operations of the Company’s ABI, Bio Robotics, VPT subsidiaries, the Company’s former SDS subsidiary and its affiliates, and the Company’s former NPT subsidiary. This selected financial information should be read in conjunction with our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

Year Ended September 30,
2003	2002	2001(a)(b)	2000(a)	1999(a)(b)
(in thousands except per share data or otherwise indicated)
Consolidated Statement of Operations Data:
Net sales	$1,097,489	$1,027,913	$938,819	$843,567	$696,621
Cost of sales:
Cost of products sold	571,510	516,416	471,318	421,618	357,840
Restructuring charges	7,517	5,603	—	4,386	—

Total cost of sales	579,027	522,019	471,318	426,004	357,840

Gross profit	518,462	505,894	467,501	417,563	338,781
Selling, general and administrative expenses	278,367	256,692	255,902	228,178	177,465
Restructuring charges	6,018	1,262	583	5,840	245

Total selling, general and administrative expenses	284,385	257,954	256,485	234,018	177,710

Operating income	234,077	247,940	211,016	183,545	161,071
Other income (expense):
Interest expense, net	(46,227)	(40,737)	(48,820)	(49,584)	(41,228)
Loss on the extinguishment of debt and settlement of securities lending agreement	(62,973)	—	(3,465)	—	—
Amortization of deferred financing fees	(4,046)	(3,461)	(472)	(521)	(224)
Other, net	1,326	1,569	5,152	1,319	26,131

Income from continuing operations before income taxes	122,157	205,311	163,411	134,759	145,750
Income taxes	39,784	75,144	64,113	53,775	56,003

Income from continuing operations	82,373	130,167	99,298	80,984	89,747
Discontinued operations, net of income taxes	(94,119)	(9,018)	(3,357)	47,337	52,800

Net income (loss)	$(11,746)	$121,149	$95,941	$128,321	$142,547

Basic earnings (loss) per common share from continuing operations	$0.82	$1.22	$0.94	$0.77	$0.87
Discontinued operations	(0.94)	(0.08)	(0.03)	0.45	0.51

Basic earnings (loss) per common share	$(0.12)	$1.14	$0.91	$1.23	$1.38

Diluted earnings (loss) per common share from continuing operations	$0.81	$1.20	$0.92	$0.76	$0.84
Discontinued operations	(0.93)	(0.08)	(0.03)	0.44	0.50

Diluted earnings (loss) per common share	$(0.12)	$1.11	$0.89	$1.20	$1.34

Weighted average basic shares outstanding	100,443	106,467	105,517	104,570	103,412
Weighted average diluted shares outstanding	101,181	108,656	108,072	106,803	106,570

Other Data:
Gross margin	47.2%	49.2%	49.8%	49.5%	48.6%
Depreciation and amortization	$62,695	$55,411	$73,348	$62,901	$47,054
Expenditures for property, plant and equipment	53,278	63,630	50,120	41,324	29,566
Net cash provided by operating activities	192,052	192,150	179,393	115,375	114,498
Ratio of earnings to fixed charges (c)	3.2	x	5.2	x	4.1	x	3.5	x	4.3	x

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$18,505	$16,327	$9,192	$12,411	$12,401
Working capital	284,704	230,125	150,371	269,396	268,149
Total assets	1,949,991	2,036,085	1,828,080	1,792,364	1,539,975
Long-term debt	907,071	671,012	657,430	683,736	599,198
Total liabilities	1,225,944	1,060,947	989,590	1,042,848	914,631
Shareholders’ equity	724,047	975,138	838,490	749,516	625,344

(a)	Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements” for the impact of SFAS 142 on prior year results.
(b)	Amounts previously presented as extraordinary items during fiscal 2001 ($2,106, net of tax) and fiscal 1999 ($17,171, net of tax) have been reclassified to continuing operations in accordance with SFAS 145. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements”
(c)	The ratio of earnings to fixed charges is computed by dividing:
■	income from continuing operations before income taxes plus fixed charges, by
■	fixed charges.

Fixed charges consist of interest expense, amortization of deferred financing fees and an estimate of interest within rental expense.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During fiscal 2003, we realigned our lines of business for financial reporting purposes. Our three former business segments (Clinical Diagnostics, Labware and Life Sciences, and Laboratory Equipment) were reclassified into two business segments: Clinical Group and Research Group. The Clinical Group business segment is the former Clinical Diagnostics business segment. The Research Group business segment is composed of the former Labware and Life Sciences and Laboratory Equipment business segments.

Our operating subsidiaries are engaged primarily in the manufacture and sale of laboratory products in the United States and other countries. Our fiscal year ends on September 30.

During March 2003, we made the decision to dispose of two of our businesses: the rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases) as conducted by our Applied Biotech subsidiary; and the manufacture and sale of automated microarray instrumentation for the genomics market as conducted by our BioRobotics subsidiary. The decision was based in part on our ongoing strategy of strengthening the market positions of our leading brands and focusing on sales of our consumable laboratory products that have more stable growth expectations. As a result, these businesses no longer met our strategic requirements. During August 2003, we completed the sale of Applied Biotech, and during September 2003, we sold BioRobotics. The results of operations of Applied Biotech and BioRobotics have been presented as discontinued operations in all periods presented herein.

During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology. The decision was made following a slow-down in the telecommunications industry, in which Vacuum Process Technology targeted its products, and as a result, the business no longer met our strategic requirements. During the second quarter of fiscal 2003, we completed the sale of Vacuum Process Technology. The results of operations of VPT have been presented as discontinued operations in all periods presented herein.

On December 11, 2000, Apogent, then known as Sybron International Corporation, completed the spin-off of its dental business as a separate publicly traded company. The spin-off was effected by way of a pro rata distribution of all the outstanding common stock and related preferred stock purchase rights of Sybron Dental Specialties to Apogent’s shareholders. Sybron Dental Specialties is now an independent public company operating what was Sybron’s dental business. As a result of the spin-off, all historical financial data relating to the operations of Sybron Dental Specialties and its affiliates prior to the spin-off have been reclassified to discontinued operations.

Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002

Results of Operations

Net Sales

	Fiscal 2003	Fiscal 2002	Dollar Change	Percent Change
	(in thousands)
Net Sales
Clinical Group	$510,536	$473,388	$37,148	7.8%
Research Group	586,953	554,525	32,428	5.8%

Total Net Sales	$1,097,489	$1,027,913	$69,576	6.8%

Overall Company.    Net sales for the year ended September 30, 2003 were $1,097.5 million, an increase of $69.6 million or 6.8% over fiscal 2002.

Clinical Group.    For the year ended September 30, 2003, net sales in our Clinical Group were $510.5 million, an increase of $37.1 million or 7.8% over fiscal 2002. Increased net sales in the Clinical Group resulted primarily from: (a) net sales of acquired companies (approximately $14.2 million), (b) foreign currency fluctuations (approximately $8.6 million), (c) increased net sales of new products developed by us (approximately $8.4 million), (d) price increases of existing products (approximately $4.0 million), and (e) volume increases on sales of existing products (approximately $1.9 million).

The following factors contributed to the growth in Clinical Group net sales:

■	Sales from newly-acquired businesses, primarily from our Capitol Vial subsidiary acquired in March 2002 and the Opus product line acquired in October 2002.

■	Sales of new diagnostic test products produced by our Microgenics subsidiary.

■	Sales of new OEM microbiology products by our Remel subsidiary.

■	Increased average selling prices of OEM consumable glass products manufactured at our Erie Scientific subsidiary.

■	An increase in sales volume of manual microbiology media manufactured at our Remel subsidiary. During fiscal 2003, we began selling this product partly through distributors, while previous sales involved only selling directly to customers.

■	A positive impact from foreign currency fluctuations.

The increase in net sales is partially offset by decreased average selling prices, primarily in drugs of abuse tests sold by our Microgenics subsidiary as well as sales through distribution of Remel’s manual microbiology media. Although the continuing growth of sales through distributors of the manual microbiology media at our Remel subsidiary caused our sales volumes to increase, it has had and may continue to have an adverse impact on the average selling prices for this product line.

Looking forward, we anticipate that, excluding foreign currency impacts, sales in fiscal 2004 will grow modestly as we seek to expand our sales through distributors and focus on growing our business organically.

Research Group.    For the year ended September 30, 2003, net sales in our Research Group were $587.0 million, an increase of $32.4 million or 5.8% over fiscal 2002. Increased net sales in the Research Group resulted primarily from: (a) increased net sales of new products developed by us (approximately $21.4 million), (b) net sales of acquired companies (approximately $16.7 million), (c) foreign currency fluctuations (approximately $14.0 million), and (d) price increases (approximately $5.1 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $24.8 million).

The following factors contributed to the growth in Research Group net sales:

■	Sales by newly-acquired businesses, primarily from our ABgene Inc. subsidiary (formerly known as Marsh Bio Products) acquired in April 2002 and our Quality Scientific Plastics (QSP) subsidiary acquired in August 2003.

■	An increase in OEM packaging products sales volume by our Nalge Nunc subsidiary.

■	An increase in sales of plastic consumable products, including pipette tips, by our Matrix and Molecular BioProducts subsidiaries.

■	Sales of consumer bottles and containers sold by our Nalge Nunc subsidiary.

■	A positive impact from foreign currency fluctuations.

The increase in net sales is partially offset by a decrease in sales of equipment. Projects using our life science equipment are often scientific specific projects that have finite lives, such as the human genome project, which is now complete. Other equipment sold by our Research Group has also suffered from the general economic slowdown.

Looking forward, we anticipate that, excluding foreign currency impacts, sales in fiscal 2004 will grow modestly as we seek to focus on growing our business organically and to a lesser extent from recently completed acquisitions. We expect sales of equipment by our Research Group to remain flat.

Gross Profit

	Fiscal 2003	Percent of Sales	Fiscal 2002	Percent of Sales	Dollar Change	Percent Change
	(in thousands)
Gross Profit
Clinical Group	$242,356	47.5%	$228,647	48.3%	$13,709	6.0%
Research Group	276,106	47.0%	277,247	50.0%	(1,141)	-0.4%

Total Gross Profit	$518,462	47.2%	$505,894	49.2%	$12,568	2.5%

Overall Company.    Gross profit for the year ended September 30, 2003 was $518.5 million, or 47.2% of net sales, as compared to $505.9 million, or 49.2% of net sales, for fiscal 2002.

Clinical Group.    Gross profit in our Clinical Group was $242.4 million, or 47.5% of net sales for the year ended September 30, 2003, compared with $228.6 million, or 48.3% of net sales, for the year ended September 30, 2002. This represents an increase of $13.7 million, or 6.0%, as compared to fiscal 2002. Increased gross profit in the Clinical Group resulted primarily from: (a) the effects of acquired companies (approximately $7.4 million), (b) price increases (approximately $4.0 million), (c) the effects of new products developed by us (approximately $3.8 million), (d) foreign currency fluctuations (approximately $3.7 million), (e) decreases in restructuring charges (approximately $1.6 million), and (f) increases in volume (approximately $1.5 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $6.2 million), (b) inventory reductions (approximately $1.7 million), and (c) product mix (approximately $0.4 million).

The factors described above that contributed to our growth in net sales also contributed to higher gross profit. Gross margin percentage decreased, however, primarily due to the March 2002 Capitol Vial acquisition, which sells products with lower gross margins, an increase in depreciation expense, and an increase in sales through distribution, which tend to have lower gross margins than direct sales.

We anticipate that gross profit dollars will continue to grow in proportion with our growth in net sales as described above. We also expect that our gross margin percentage will continue to decrease due to a modest shift from direct sales to sales through distributors at our Remel subsidiary. However, we are implementing internal cost saving strategies with the objective of increasing gross margins.

Research Group.    Gross profit in our Research Group was $276.1 million, or 47.0% of net sales, for the year ended September 30, 2003, compared to $277.2 million, or 50.0% of net sales, for the year ended September 30, 2002. This represents a decrease of $1.1 million, or 0.4%, as compared to fiscal 2002. Decreases in gross profit in the Research Group resulted primarily from: (a) decreases in volume (approximately $16.2 million), (b) product mix (approximately $3.8 million), (c) increases in restructuring charges (approximately $3.6 million), (d) inventory reductions (approximately $2.2 million), and (e) increased manufacturing overhead (approximately $1.1 million). Gross profit was partially increased by: (a) the effects of new products (approximately $9.7 million), (b) the effects of acquired companies (approximately $6.1 million), (c) price increases (approximately $5.1 million), and (d) foreign currency fluctuations (approximately $4.9 million).

The factors described above that contributed to our growth in net sales also contributed to the change in gross profit. Restructuring charges, primarily at our Robbins and ERTCO subsidiaries, reduced gross profit by approximately $6.6 million. Additionally, gross margins were negatively impacted by increased depreciation expense, increased fixed cost components of our overhead and lower volumes of certain life science products that tend to carry higher margins.

We expect gross profit dollars to grow in proportion with our growth in net sales. We are implementing internal cost saving strategies with the objective of increasing our gross margins.

Selling, General and Administrative Expenses

	Fiscal 2003	Fiscal 2002	Dollar Change	Percent Change
	(in thousands)
Selling, General and Administrative Expenses
Clinical Group	$116,603	$105,261	$11,342	10.8%
Research Group	167,782	152,693	15,089	9.9%

Total Selling, General and Administrative Expenses	$284,385	$257,954	$26,431	10.2%

Overall Company.    Selling, general and administrative expenses for the year ended September 30, 2003 were $284.4 million, as compared to $258.0 million for fiscal 2002.

Clinical Group.    Selling, general and administrative expenses in our Clinical Group for the year ended September 30, 2003 were $116.6 million, an increase of $11.3 million, or 10.8%, over fiscal 2002, resulting primarily from: (a) administrative, finance and legal expenses (approximately $3.4 million), (b) expenses of acquired businesses (approximately $2.7 million), (c) foreign currency fluctuations (approximately $2.5 million), (d) sales and marketing expenses (approximately $1.7 million), (e) increased amortization expense (approximately $0.8 million), and (f) research and development expenses (approximately $0.7 million). Selling, general and administrative expenses were partially decreased by lower restructuring expenses (approximately $0.5 million).

The following factors contributed to the increase in selling, general and administrative expenses:

■	Increased payroll and other employee related expenses from higher headcounts primarily due to the acquisition of Capitol Vial.

■	Increased product marketing and advertising expenses.

■	Increased freight expense.

■	Increased depreciation due to the impact of prior year capital expenditures.

■	Expenses associated with the costs of relocating our Murex production from a shared facility to a new state-of-the-art manufacturing facility during the first quarter of fiscal 2003.

■	Increased amortization due to the impact of prior year acquisitions (see Capitol Vial above).

■	Increased pension, insurance, and workers’ compensation costs.

■	A negative impact from foreign currency fluctuations.

Research Group.    Selling, general and administrative expenses in our Research Group for the year ended September 30, 2003 were $167.8 million, an increase of $15.1 million, or 9.9%, over fiscal 2002, resulting primarily from: (a) foreign currency fluctuations (approximately $5.4 million), (b) expenses of acquired businesses (approximately $4.2 million), (c) administrative, finance and legal expenses (approximately $3.0 million), (d) higher restructuring expenses (approximately $2.5 million), and (e) increased amortization expense (approximately $0.8 million). Selling, general and administrative expenses were partially decreased by (a) lower sales and marketing expenses (approximately $0.7 million) and (b) lower research and development expenses (approximately $0.1 million). The following factors contributed to the increase in selling, general and administrative expenses:

■	Increased payroll and other employee-related expenses from higher headcounts primarily due to the acquisitions of ABgene and QSP.

■	Increased depreciation due to the impact of prior year capital expenditures.

■	Increased travel expenses.

■	Increased freight expense.

■	Increased pension, insurance, and workers’ compensation costs.

■	A negative impact from foreign currency fluctuations.

We anticipate that the level of selling, general, and administrative expenses for each of the Groups will be slightly reduced as a percentage of sales over the next twelve months as the effects of restructuring actions and other cost saving initiatives begin to be realized.

Operating Income

	Fiscal 2003	Fiscal 2002	Dollar Change	Percent Change
	(in thousands)
Operating Income
Clinical Group	$125,753	$123,386	$2,367	1.9%
Research Group	108,324	124,554	(16,230)	-13.0%

Total Operating Income	$234,077	$247,940	$(13,863)	-5.6%

Operating income for the year ended September 30, 2003 was $234.1 million, a decrease of $13.9 million, or 5.6%, compared to $247.9 million for fiscal 2002.

Interest Expense, net

Interest expense was $46.2 million for the year ended September 30, 2003, as compared to $40.7 million for fiscal 2002. The increase in interest expense is primarily the result of interest accrued and paid on our increased indebtedness, resulting from the issuance of our 6 1/2% senior subordinated notes in June 2003.

Loss on Extinguishment of Debt and Settlement of Securities Lending Agreement

On July 29, 2003, the Company’s obligations under the previous revolving credit facility were paid and replaced with a new credit facility. As a result, the Company wrote off deferred financing fees (approximately $2.0 million) associated with the previous credit facility.

On September 16, 2003, the Company announced a cash tender offer for its $325.0 million principal amount of 8% Senior Notes due 2011 (the “Notes”). As of September 30, 2003, Apogent received and settled tenders for a total of $317.0 million principal amount of Notes, representing approximately 97.5% of the aggregate principal amount of Notes outstanding prior to the tender offer. The one-time costs associated with this tender were approximately $59.6 million which consisted of a net premium paid to extinguish the debt (approximately $55.0 million), the write-off of deferred financing fees (approximately $2.1 million), the write-off of the unamortized discount (approximately $1.2 million), and other expenses related to the tender offer (approximately $1.3 million).

On September 19, 2003, Apogent settled its obligations under its securities lending agreement and terminated the arrangement. The one-time costs associated with the termination of this arrangement were approximately $1.4 million and consisted of premium paid to extinguish the debt (approximately $6.0 million) and the write-off of deferred financing fees (approximately $2.1 million), partially offset by a realized gain on the sale of a U.S. Treasury security (approximately $6.7 million). See Note 8 to our consolidated financial statements.

Other Income

Other income was $1.3 million for the year ended September 30, 2003, as compared to other income of $1.6 million in fiscal 2002. This decrease of $0.3 million is primarily due to a reduction of equity in earnings from our joint venture with Kimble Glass.

Income Taxes

Taxes on income from continuing operations for the year ended September 30, 2003 were $39.8 million, a decrease of $35.4 million from fiscal 2002. The decrease primarily resulted from the decrease in taxable income, the utilization of additional foreign tax credits on our prior year tax returns filed during fiscal 2003, as well as the cumulative effect of the decrease in the fiscal 2003 effective tax rate to 35.8% from 36.5%.

Income from Continuing Operations

Income from continuing operations for the year ended September 30, 2003 was $ 82.4 million, a decrease of $47.8 million from $130.2 million for fiscal 2002.

Discontinued Operations

The loss from discontinued operations, net of tax, for the year ended September 30, 2003 was $94.1 million as compared to a loss of $9.0 million for fiscal 2002. The net of tax loss from discontinued operations consisted of an $87.1 million write-down of net assets to their estimated fair value less costs to sell related to the discontinuance of ABI and BioRobotics and a $2.8 million additional charge related to the disposal of VPT. In addition, we had a $4.2 million net of tax loss from the operations of these discontinued businesses.

Net Income

Net loss for the year ended September 30, 2003 was $11.7 million, as compared to net income of $121.1 million for fiscal 2002.

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

Results of Operations

Net Sales

	Fiscal 2002	Fiscal 2001	Dollar Change	Percent Change
	(in thousands)
Net Sales
Clinical Group	$473,388	$431,193	$42,195	9.8%
Research Group	554,525	507,626	46,899	9.2%

Total Net Sales	$1,027,913	$938,819	$89,094	9.5%

Overall Company.    Net sales for the year ended September 30, 2002 increased by $89.1 million or 9.5% over fiscal 2001.

Clinical Group.    Increased net sales in the Clinical Group resulted primarily from: (a) net sales of products of acquired companies (approximately $28.5 million), (b) price increases (approximately $13.6 million), (c) increased net sales of new products developed by us (approximately $5.3 million), and (d) foreign currency fluctuations (approximately $1.5 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $6.7 million).

The following factors contributed to our growth in net sales:

■	Sales by newly acquired businesses, primarily Capitol Vial, Daniel Mirror Company, the chromatography vial product line of Kimble Glass, and Separation Technology.

■	Sales by our Remel subsidiary of products manufactured by third parties.

■	Sales of new custom-designed, high-performance coated display panels and filters for both military and commercial use by our Metavac subsidiary.

■	Sales of new and proprietary immunodiagnostic assays by our Microgenics subsidiary.

■	Increases in average selling prices.

■	A positive impact from foreign currency fluctuations.

The increase in net sales was partially offset by decreased volumes of existing products, primarily by our Microgenics and Metavac subsidiaries.

Research Group.    Increased net sales in the Research Group resulted primarily from: (a) net sales of products of acquired companies (approximately $41.6 million), (b) increased net sales of new products developed by us (approximately $11.6 million), (c) price increases (approximately $5.0 million), and (d) foreign currency fluctuations (approximately $1.4 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $12.7 million).

The following factors contributed to our growth in net sales:

■	Sales by newly acquired businesses, primarily ABgene Inc., Epsom/Chromacol/Amchro, the chromatography vial product line of Kimble Glass, and Cosmotec.

■	Sales of new packaging and cell culture products by our Nalge Nunc subsidiary and new outdoor bottles sold by our Nalgene brand consumer business.

■	Sales of new bench-top laboratory instruments used for scientific research and clinical applications by our Barnstead International subsidiary.

■	Sales of a new line of automated pipettor and related consumable products used in high throughput screening produced by our Matrix Technologies subsidiary.

■	Sales of new bar code compound storage systems and reagents used in genetic engineering applications by our ABgene subsidiary.

■	Increases in average selling prices.

■	A positive impact from foreign currency fluctuations.

The increase in net sales was partially offset by decreased volumes of existing products, particularly equipment in both general laboratory and life science markets.

Gross Profit

	Fiscal 2002	Percent of Sales	Fiscal 2001	Percent of Sales	Dollar Change	Percent Change
	(in thousands)
Gross Profit
Clinical Group	$228,647	48.3%	$214,250	49.7%	$14,397	6.7%
Research Group	277,247	50.0%	253,251	49.9%	23,996	9.5%

Total Gross Profit	$505,894	49.2%	$467,501	49.8%	$38,393	8.2%

Overall Company.    Gross profit for the year ended September 30, 2002 increased by $38.4 million or 8.2% over fiscal 2001.

Clinical Group.    Increased gross profit in the Clinical Group resulted primarily from: (a) price increases (approximately $13.1 million), (b) the effects of acquired companies (approximately $10.6 million), (c) lower inventory write-downs (approximately $4.7 million), (d) product mix (approximately $2.4 million), (e) the effects of new products (approximately $2.3 million), and (f) foreign currency fluctuations (approximately $0.4 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $12.9 million), (b) decreased volume (approximately $4.5 million), and (c) the 2002 Special Charges (defined below under “Special Charges”) (approximately $1.7 million).

The factors described above that contributed to our growth in net sales also contributed to higher gross profit. Gross margin percentage decreased, however, primarily due to (a) the acquisition of Capitol Vial, which sells products with lower gross margins, (b) increases in sales of OEM products, which carry lower margins than products manufactured and sold directly to the end-user, and (c) increases in sales through distributors, which tend to have lower gross margins than direct sales.

Research Group.    Increased gross profit in the Research Group resulted primarily from: (a) the effects of acquired companies (approximately $13.9 million), (b) product mix (approximately $10.2 million), (c) the effects of new products (approximately $5.3 million), (d) price increases (approximately $4.7 million), (e) foreign currency fluctuations (approximately $0.7 million), and (f) lower inventory write-downs (approximately $0.6 million). Gross profit was partially reduced by: (a) decreased volume (approximately $6.2 million), (b) the 2002 Special Charges (approximately $3.5 million), and (c) increased manufacturing overhead (approximately $1.7 million).

The factors described above that contributed to our growth in net sales also contributed to higher gross profit. Gross margin percentage in our Research Group remained relatively consistent during fiscal 2002.

Selling, General and Administrative Expenses

Effective October 1, 2001, we changed the method used to allocate corporate office expenses to the business segments. This change ensures that all corporate office expenses are allocated to the business segments, and better aligns our segment reporting with the manner in which we are managed. All historical information relating to the fiscal year ended September 30, 2001 has been restated to reflect this change.

	Fiscal 2002	Fiscal 2001	Dollar Change	Percent Change
	(in thousands)
Selling, General and Administrative Expenses
Clinical Group	$105,261	$110,720	$(5,459)	-4.9%
Research Group	152,693	145,765	6,928	4.8%

Total Selling, General and Administrative Expenses	$257,954	$256,485	$1,469	0.6%

Overall Company.    Selling, general and administrative expenses for the year ended September 30, 2002 increased by $1.5 million or 0.6% from fiscal 2001. Adoption of SFAS No. 142 would have decreased selling, general and administrative expenses by $28.1 million for the year ended September 30, 2001 had it been effective at the time.

Clinical Group.    Decreased selling, general and administrative expenses in the Clinical Group resulted primarily from a decrease in amortization expense as a result of the implementation of SFAS No. 142 (approximately $14.0 million). This decrease in selling, general and administrative expenses was partially offset by: (a) expenses of acquired businesses (approximately $2.5 million), (b) marketing expenses (approximately

$2.4 million), (c) general and administrative expenses (approximately $1.5 million), (d) research and development expenses (approximately $1.4 million), (e) the 2002 Special Charges (approximately $0.4 million), and (f) foreign currency fluctuations (approximately $0.3 million). The following factors offset the decrease in amortization expense resulting from the adoption of SFAS No. 142:

■	Selling, general and administrative expenses incurred by acquired businesses, particularly Capitol Vial and Separation Technology.

■	Increased wage and fringe benefit expenses for both existing and new employees in the sales and marketing of our products.

■	Increased research and development expenses to support the development of new products.

■	Increased freight expense.

■	A negative impact from foreign currency fluctuations.

Research Group.    Increased selling, general and administrative expenses in the Research Group resulted primarily from: (a) expenses of acquired businesses (approximately $9.8 million), (b) marketing expenses (approximately $6.4 million), (c) research and development expense (approximately $1.6 million), (d) foreign currency fluctuations (approximately $0.9 million), (e) general and administrative expenses (approximately $0.5 million), and (f) the 2002 Special Charges (approximately $0.2 million). Selling, general and administrative expenses were partially reduced by decreased amortization expense as a result of SFAS No. 142 (approximately $12.5 million). The following factors also contributed to the increase in selling, general and administrative expenses:

■	Selling, general and administrative expenses incurred by acquired businesses, particularly ABgene Inc., Epsom/Chromacol/Amchro, and Cosmotec.

■	Increased wage and fringe benefit expenses for both existing and new employees in the sales and marketing of our products.

■	Increased research and development expenses to support the development of new products.

■	Increased freight expense.

■	A negative impact from foreign currency fluctuations.

The increase in selling, general and administrative expenses was partially offset by decreased amortization expense resulting from the adoption of SFAS No. 142.

Operating Income

	Fiscal 2002	Fiscal 2001	Dollar Change	Percent Change
	(in thousands)
Operating Income
Clinical Group	$123,386	$103,530	$19,856	19.2%
Research Group	124,554	107,486	17,068	15.9%

Total Operating Income	$247,940	$211,016	$36,924	17.5%

Operating income for 2002 increased by $36.9 million over 2001. Adoption of SFAS No. 142 would have increased operating income to $239.1 million for 2001, had it been effective at the time.

Interest Expense

Interest expense was $40.7 million for 2002 as compared to $48.8 million for 2001. This decrease was due primarily to lower effective interest rates for 2002 as compared to 2001.

Other Income

Other income for 2002 was $1.6 million, a decrease of $3.6 million as compared to 2001. Other income for 2002 was made up of income from an equity investment in a joint venture of $3.4 million offset in part by a loss on a sale of an asset of $1.9 million.

Income Taxes

Taxes on income from continuing operations for 2002 were $75.1 million, an increase of $11.0 million from 2001. The increase resulted primarily from increased taxable earnings offset in part by lower effective tax rates resulting from the implementation of SFAS No. 142.

Income from Continuing Operations

Income from continuing operations was $130.2 million for 2002 as compared to $99.3 million in 2001. Adoption of SFAS No. 142 would have increased income from continuing operations to $121.7 million for 2001, had it been effective at the time.

Discontinued Operations

The loss from discontinued operations for 2002 of $9.0 million (net of income tax benefit of $5.2 million) was a result of net income from Applied Biotech of $6.4 million offset by losses from BioRobotics of $1.4 million and Vacuum Process Technology of $0.8 million and an estimated loss on sale of Vacuum Process Technology of $13.2 million. For the 2001 period, the loss from discontinued operations was a result of a loss from the spin-off of Sybron Dental Specialties of $11.8 million, offset by operating income from Applied Biotech of $7.0 million, from Vacuum Process Technology of $1.0 million, and from BioRobotics of $0.4 million.

Net Income

Net income was $121.1 million for 2002 as compared to $95.9 million for 2001. Adoption of SFAS No. 142 would have increased net income to $118.3 million for 2001, had it been effective at the time.

Depreciation and Amortization

Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses, and other expenses. Depreciation expense and amortization expense decreased $17.9 million for 2002 due to the adoption of SFAS No. 142, offset in part by additional depreciation and amortization from goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures. Adoption of SFAS No. 142 would have decreased amortization expense by $28.1 million for 2001, had it been effective at the time.

Acquisitions

Company	Approximate Sales for Last 12 Months Prior to Acquisition	Acquisition Date	Description
	(in thousands and unaudited)
2003 Acquisitions Clinical Group:
Pipette, vial and tube products of Meteor Glass Corporation	$520	July 2003	Manufacturer of laboratory glassware, including pipette, vials and culture tubes.
PathoDx Product Line of Diagnostic Products Corporation	$2,400	July 2003	Manufacturer of manually applied diagnostic test kits, primarily for the detection of infectious disease, and for use in clinical laboratories.
NeoMarkers, Inc.	$3,800	October 2002	Developer and manufacturer of antibodies, reagents, and related products for life sciences research applications.
Opus Diagnostics Inc.	$2,100	October 2002	Developer and distributor of diagnostic test kits and related reagents used in monitoring the levels of a therapeutic drug in a patient’s body.

Research Group:
Porex Bio Products, Inc. (now known as Quality Scientific Plastics, Inc.)	$29,050	August 2003	Developer and manufacturer of plastic, injection molded pipette tips.
Tempyrox Company, Inc.	$560	January 2003	Developer and manufacturer of high-temperature cleaning ovens for industrial and laboratory applications.

2002 Acquisitions Clinical Group:
Forefront Diagnostics, Inc.	$6,850	November 2001	Manufacturer of rapid diagnostic test kits for the detection of drugs of abuse.
Separation Technology, Inc.	$3,200	January 2002	Manufacturer and designer of tabletop centrifuge systems (machines that separate materials (such as blood) by spinning them at high speed) and related consumable products for blood, serum, and plasma separation.

Company	Approximate Sales for Last 12 Months Prior to Acquisition	Acquisition Date	Description
	(in thousands and unaudited)
Capitol Vial, Inc.	$27,300	February 2002	Manufacturer and developer of patented, flip-top, leak-proof plastic vials and related processing equipment for sample collection (for example, urine) and processing.
Mirror Product Line of SMC Manufacturing	$600	May 2002	Manufacturer of automotive vanity mirror products.
Research Group:
Chromacol Limited, Epsom Glass Limited, and Amchro, Inc. (the “Chromacol Group”)	$9,900	October 2001	Manufacturers and distributors of glass liquid sample vials and related glass products.
Barden Engineering	$600	October 2001	Manufacturer of industrial tooling.
Cosmotec Company, Ltd.	$5,500	October 2001	Manufacturer of liquid dispensing instrumentation used to handle large volumes of applications and reagents.
Marsh Bio Products, Inc. (now known as ABgene, Inc.)	$17,100	April 2002	Distributor of laboratory equipment and consumables used in the laboratory.
TFO, Incorporated	$1,700	May 2002	Manufacturer of hydration backpacks and related liquid bladders for athletic, outdoor, and other consumer use.

2001 Acquisitions Clinical Group:
Vacuum Process Technology, Inc.	$3,977	November 2000	Designer and manufacturer of vacuum processing chambers that enable precision film optical coating of materials and objects.
Disposable Glass Culture Tube Business of Kimble Glass Inc.	$5,800	April 2001	Manufacturer of disposable glass culture tubes used in a variety of general laboratory applications, including blood collection, blood banking, urinalysis, and certain cell culture procedures.
Innovative Diagnostics, Inc.	$1,300	July 2001	Distributor of clinical chemistry controls.

Company	Approximate Sales for Last 12 Months Prior to Acquisition	Acquisition Date	Description
	(in thousands and unaudited)
Disposable Glass Pasteur Pipette and Perfume Sampler Vial Product Line of Kimble Glass Inc.	$2,000	August 2001	Manufacturer of disposable glass Pasteur pipettes and perfume sampler products.
Latex Agglutination Product Line of Medtek Diagnostics LLC	$220	July 2001	Manufacturer of manual diagnostic test kits for the detection of infectious disease and for use in laboratories.
Daniel Mirror Company	$6,800	September 2001	Manufacturer of specialized “cut to order” vanity mirrors.

Research Group:
BioRobotics Group Ltd.	$10,500	March 2001	Designer and manufacturer of robotic equipment that prints microscopic patterns of biological material (such as DNA) on flat surfaces (such as microscope slides) for use in genetic research and drug discovery.
Advanced Biotechnologies Ltd.	$21,500	April 2001	Manufacturer of a comprehensive range of molecular biology reagents and special plastic consumables for the life sciences market.
Mosaic Technologies Inc.	$1,400	July 2001	Developer and manufacturer of technology used in the study and analysis of DNA.
Chromatography Vial Product Line of Kimble Glass Inc.	$7,200	August 2001	Manufacturer of glass liquid sample vials and related products, including chromatography vial inserts and accessories.

Restructuring Charges

Our acquisition program is focused on adding complementary products and technologies to enhance our market position. These acquisitions have historically produced limited redundancies in our product lines and have generally created no special need to evaluate our portfolio of product lines, pricing, and product mix of established Apogent subsidiaries, other than the ongoing economic performance analysis of our products. The special charges incurred have been recorded largely by established Apogent subsidiaries and are primarily the result of the consolidation of facilities and the elimination of products.

During the year ended September 30, 2003, the Company recorded restructuring charges of approximately $13.5 million (approximately $8.3 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of cost of sales and selling, general, and administrative expenses. The cost of sales component of approximately $7.5 million related to the write-off of inventory and severance associated with employees in production activities. The selling, general and administrative component of approximately $6.0 million related to the write-off of fixed assets, severance associated with non-production employees and other shutdown costs.

Restructuring activities for these actions are as follows (dollars in thousands):

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
Fiscal 2003 Restructuring charges	$3,664	$5,825	$2,798	$1,220	$28	$13,535
Fiscal 2003 Cash payments	(2,378)	—	—	(1,070)	—	(3,458)
Fiscal 2003 Non-cash charges	—	(5,825)	(2,798)	—	(28)	(8,651)

September 30, 2003 accrual balance	$1,286	$—	$—	$150	$—	$1,436

(a)	Amount represents severance and termination costs for 220 terminated employees (primarily sales, marketing and manufacturing personnel in the United States).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

During fiscal 2002, we recorded a restructuring charge of approximately $7.1 million (approximately $4.4 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charge was classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $5.6 million related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities. The selling, general and administrative component of approximately $1.5 million related to severance associated with non-production employees as well certain lease terminations and other shutdown costs. These charges are referred to as the “2002 Restructuring Charges.” In addition, during the year we recorded a credit of $0.3 million related to the reversal of an unused reserve from the 2000 restructuring charge. This credit was classified as a reduction of selling, general, and administrative expenses.

Restructuring activities for these actions are as follows (dollars in thousands):

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
Fiscal 2002 Restructuring charges	$1,466	$3,709	$353	$1,409	$155	$7,092
Fiscal 2002 Cash payments	(989)	—	—	(682)	—	(1,671)
Fiscal 2002 Non-cash charges	—	(3,709)	(353)	—	(155)	(4,217)

September 30, 2002 balance	$477	$—	$—	$727	$—	$1,204
Fiscal 2003 Cash payments	(477)	—	—	(405)	—	(882)

September 30, 2003 accrual balance	$—	$—	$—	$322	$—	$322

(a)	Amount represents severance and termination costs for 126 terminated employees (primarily sales, marketing, and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

Our results for 2001 include a charge of approximately $0.6 million (approximately $0.4 million after tax) relating to adjustments made to the 2000 restructuring reserve, consisting of additional severance. All historical financial data relating to Sybron Dental Specialties and its affiliates have been reclassified to discontinued operations.

The Company expects to make future cash payments of approximately $1.4 million associated with the above restructuring actions during fiscal 2004 and approximately $0.4 million in fiscal 2005 and beyond.

Pension Plans

We have three qualified and one supplemental executive defined benefit pension plans covering approximately 2,150 of our employees. Our contributions and accounting for these plans depend upon the use of actuarial estimates and assumptions as well as upon actual investment performance of the plans, as further described below.

Our pension plan funding and contribution obligations are determined so as to meet or exceed the minimum funding requirements of ERISA and the Employee Benefit Security Administration (EBSA). Two of our plans use the unit credit cost method and the other plan uses the aggregate cost method, along with actuarial assumptions regarding mortality, disability, retirement and employment termination rates of our employees and retirees, in calculating the cash contribution amounts. Our cash contributions to our pensions plans during fiscal 2003, 2002, and 2001 were approximately $6.7 million, $210,000 and $2.7 million, respectively. Our contribution for fiscal 2004 is expected to be $6.1 million.

Our net pension expense for fiscal 2003, 2002, and 2001 was approximately $5.5 million, $2.9 million, and $1.1 million, respectively. Net pension expense for fiscal 2004 is expected to be approximately $6.9 million. The changes in our net pension expense have resulted primarily from reductions in our expected long-term rate of return on plan assets, actual returns on plan assets that were lower than the expected returns, and lower discount rates used in estimating the present value of our future plan obligations.

Expected Long-Term Rate of Return

The expected long-term rate of return on plan assets assumption is determined by using a 40-year-compounded historical fixed income and equity experience as a guide for future expectations. Historically, our expected long-term rate of return on pension plan assets has remained relatively consistent at 10.0%. However, the market conditions experienced over the past three years have caused a reevaluation of our assumptions used in determining this rate. As a result, we have decreased the expected long-term rate of return on plan assets from 10.0% (the rate we used in 2001 and prior years) to 9.5% for fiscal 2002 to 8.5% for fiscal 2003, which is the rate we expect to use in the foreseeable future. Although we believe that 8.5% is a reasonable rate, it could change upward or downward at some point in the future depending on actual investment returns and our analysis of prospective market returns.

The changes in our expected long-term rate of return resulted in annual increases in our net pension expense of approximately $250,000 and $500,000 for fiscal 2002 and 2003, respectively. At the current asset base in our pension plans, a hypothetical 25 basis point increase/decrease in the asset return assumption would decrease/increase our annual pension expense by approximately $135,000.

Actual Returns

Over the last three years, our investment returns on the assets held by our pension plans have been significantly lower than prior year returns. (For example, the rates of return during fiscal years 1995-1999 averaged approximately 20%.) For fiscal 2003, plan assets yielded a return of approximately 2.9%, as compared to the expected return of 8.5%. This difference resulted in an actual return variance of approximately $2.8 million. This variance increased expected fiscal 2004 net pension expense by approximately $430,000.

Discount Rates

Traditionally, when determining discount rates in order to estimate the present value of our future pension plan obligations, we review the rates of return on high quality fixed income securities with terms that match the average expected duration of our defined benefit pension obligations. We use Moody’s Aa-rated long-term corporate bond yields for reference. We start with the Moody’s Aa yield, add 15 basis points to account for annualization of the interest rate, and then round up to the nearest 25 basis point increment to arrive at a tentative discount rate. We then consider other factors to determine whether this tentative rate is reasonable before making our determination. This approach resulted in discount rates used to determine the funded status of 6.00%, 7.25% and 7.75% for the fiscal years 2003, 2002, and 2001, respectively.

The amount of pension expense is sensitive to changes in the discount rate. Had the discount rate remained unchanged from 2001 to 2002, fiscal 2003 expense would have been approximately $270,000 lower. The estimated effect of the change of the discount rate from 7.25% to 6.00% is to increase fiscal 2004 net pension expense by approximately $1.8 million.

Cumulative Unrealized Gains/Losses

Primarily as a result of the factors described above, our pension plans have $35 million of cumulative unrecognized losses as of the current June 30, 2003 measurement date. Generally, these cumulative losses are amortized into expense each year on a straight-line basis over the average remaining expected future-working lifetime of active participants (currently approximately 15 years), subject to future asset returns (estimated and actual) and discount rates.

Inflation

We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

International Operations

Our U.S. subsidiaries hold approximately 79% of our assets at September 30, 2003 and generated approximately 76% of our income from continuing operations for the fiscal year ended September 30, 2003, with the balance attributable to our foreign subsidiaries. Portions of our sales, income, and cash flows from both domestic and foreign subsidiaries are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries’ operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

From time to time we may employ currency hedges to mitigate the effect of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations.

The following table sets forth our domestic sales and sales outside the United States for the fiscal years ended September 30, 2003, 2002, and 2001, respectively.

	Fiscal Year Ended September 30,
	2003	2002	2001
	(in thousands)
Domestic net sales	$780,354	$736,839	$694,003
International net sales	317,135	291,074	244,816

Total net sales	$1,097,489	$1,027,913	$938,819

Liquidity and Capital Resources

Our capital requirements arise principally from indebtedness incurred in connection with our working capital needs, primarily related to inventory and accounts receivable, our capital expenditures, primarily related to purchases of machinery and molds, our stock repurchase program, the purchase of various businesses and product lines in execution of our acquisition strategy, the periodic expansion and/or acquisition of physical facilities, funding of pension plan obligations, and our obligation to pay rent under the sale/leaseback facility.

Net cash provided by operating activities was $192.1 million for the fiscal year ended September 30, 2003 as compared to $192.2 million for fiscal 2002. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $27.2 million for fiscal 2003. This cash outflow was primarily the result of and the timing of cash payments made on income taxes (approximately $33.7 million), accrued interest (approximately $7.8 million), accounts payable (approximately $3.6 million), and bonuses (approximately $1.4 million), and increases in inventories (approximately $3.6 million) primarily in our Research Group, where factory moves and restructurings necessitated temporary increases in inventory levels. The cash outflows were partially offset by decreases in accounts receivable (approximately $2.7 million) due primarily to improved timing of customer payments and increases in certain other accrued liabilities such as insurance, legal reserves and customer rebates (approximately $9.8 million).

Net cash used in investing activities was $41.6 million for the fiscal year ended September 30, 2003, as compared to $198.4 million for fiscal 2002. Net cash used in investing activities for the fiscal year ended September 30, 2003 primarily reflects the net payment for businesses acquired of $66.5 million and capital expenditures of $53.3 million, offset in part by proceeds received from the sale of a security of $57.1 million, proceeds received on the sale of discontinued businesses of $15.3 million, and a distribution of $1.5 million received from an equity investment in a joint venture. Net cash used in investing activities for the fiscal year ended September 30, 2002 primarily reflects payment for businesses acquired of $139.7 million and capital expenditures of $63.6 million. Apogent has no current material commitments, but does expect to incur between $40.0 million and $50.0 million for capital expenditures during the next twelve months.

Net cash used in financing activities was $161.3 million for the fiscal year ended September 30, 2003, as compared to cash provided by financing activities of $0.6 million for fiscal 2002. The net cash used in financing activities for the fiscal year ended September 30, 2003 primarily resulted from $316.9 million of principal payments to repurchase substantially all of our 8% senior notes, $61.0 million of related premium payments, $57.1 million of principal payments to settle our obligations on the securities lending agreement, $267.5 million in treasury stock purchases, and the repayment of $23.0 million of sellers’ notes, partially offset by $323.1 million of net proceeds from the revolving credit facility and $250.0 million in gross proceeds received on the issuance of 6 1/2% senior subordinated notes. In fiscal 2003, financing fees of $14.9 million were paid in connection with the issuance of the 6 1/2% senior subordinated notes and the novation of our revolving credit facility. The net cash provided by financing activities for the fiscal year ended September 30, 2002 was primarily related to gross proceeds from our CODES offering of $300.0 million and the proceeds received on the exercise of stock options of $10.3 million. These amounts were partially offset by net payments made on the revolving credit facility of $208.5 million, repayment of sellers’ notes of $79.1 million and treasury stock purchases of $20.0 million. Financing fees of $8.3 million were paid in connection with the fiscal 2002 CODES offering.

We believe that the financing actions described above are in alignment with our strategic financial goals to productively use our cash flow and credit resources to grow shareholder value. Specifically, our level of investment in acquisitions has been reduced this year from historical levels because fewer attractive acquisition opportunities have become available. At the same time, we have found our own stock to be an attractive and accretive investment opportunity. Therefore, using a combination of our cash flow from operations and our ability to supplement that by borrowing at historically low rates of interest, we have been repurchasing Apogent stock. As of September 30, 2003, our board of directors has authorized the purchase of up to 11.6 million additional shares of Apogent common stock.

On April 4, 2001, we issued $325.0 million of unsecured 8% senior notes in a private placement with registration rights, and in August 2001, we completed a registered exchange of the privately placed notes for similar notes that had been registered with the Securities and Exchange Commission. The notes were offered at a discount of approximately $1.5 million. After completion of our repurchase of the 8% senior notes pursuant to the tender offer and consent solicitation for these notes, which expired on October 15, 2003, only approximately $7.0 million of these notes remained outstanding and a majority of the restrictive covenants under the 8% senior notes indenture were removed. The notes will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. The 8% senior notes are redeemable by us at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption. The notes are guaranteed by our material U.S. subsidiaries, which also guarantee our obligations under our revolving credit facility, the CODES, and the 6 1/2% senior subordinated notes. The 8% senior notes and the guarantees rank equally in right of payment with all of Apogent’s and each subsidiary guarantor’s existing and future unsecured senior debt and rank senior in right of payment to all of the company’s and each subsidiary guarantor’s subordinated debt.

On October 10, 2001, we issued $300.0 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum, payable on April 15 and October 15 of each year. The CODES provide that we are required to pay contingent interest during a six-month interest payment period if the average trading price of a CODES for the five trading days ending on the second trading day immediately preceding the beginning of the relevant six-month period equals 120% or more of the principal amount of the CODES. So far, we have not been required to pay contingent interest. The rate of contingent interest on the outstanding CODES, should the contingency occur, would equal 1/20 of our estimated annual borrowing rate for senior non-convertible fixed-rate indebtedness with a maturity date comparable to the CODES, but not less than 0.30% per annum. Based on our current borrowing costs, the contingent interest rate would be approximately 0.4% per annum, so the expense from contingent interest would be $1.2 million per year on the $300 million of outstanding CODES, if the contingent interest provisions were applicable. Although the CODES will mature on October 15, 2021, the holders of the CODES may require us to repurchase all or any portion of them on October 20, 2004 and on October 15, 2006, 2011, and 2016, or upon a change of control. We also have the right to redeem some or all of the CODES on or after October 20, 2004. We believe that our ability to borrow funds, either under our revolving credit agreement or otherwise, will be sufficient to enable us to make any required repurchase of CODES in 2004. Although the CODES are not currently convertible into our common stock, they will become convertible under various circumstances and at a conversion price specified in the indenture for the CODES. The conversion price is currently $30.49 per share, so the CODES would be convertible into approximately 9,839,000 shares of Apogent common stock.

On June 2, 2003, we issued $250 million aggregate principal amount of 6 1/2% senior subordinated notes due 2013. Apogent used the proceeds from the Notes to repay borrowings under our revolving credit facility (including borrowings used to repurchase shares of its common stock pursuant to the Dutch Auction tender offer described below), to repurchase shares on the open market and otherwise, and for general corporate purposes. Interest is fixed at an annual rate of 6 1/2% and is payable on May 15 and November 15 of each year, beginning on November 15, 2003. We may redeem some or all of the notes at any time on or after May 15, 2008. After May 15, 2008, the notes are redeemable at 103.250%, 102.167%, 101.083%, and 100.000% of their principal amounts, plus accrued interest and any liquidated damages, if redeemed during the twelve-month period beginning on May 15 of 2008, 2009, 2010, and 2011 and thereafter, respectively. Prior to May 15, 2006 and subject to satisfaction of specified conditions, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.5% plus accrued and unpaid interest and other charges. The holders may require us to purchase all or a portion of their notes at 101% upon a change in control event. The notes are Apogent’s general unsecured obligations and guaranteed on a senior subordinated basis by our domestic subsidiaries that have guaranteed, and our subsidiaries that will in the future guarantee, obligations under our revolving credit facility. The notes and the guarantees rank junior in right of payment to all of Apogent’s and each subsidiary guarantor’s existing and future senior debt and rank equally in right of payment with all of Apogent’s and each subsidiary guarantor’s senior subordinated debt.

On July 29, 2003, Apogent and three of our domestic subsidiaries, as co-borrowers, entered into a new $500 million revolving credit facility that matures on July 29, 2008, and terminated our former revolving credit facility, as amended, that was scheduled to mature on December 1, 2005. The new revolving credit facility contains essentially the same terms and conditions as our previous credit facility, as amended. However, unlike the previous credit facility, the new credit facility includes subsidiary co-borrowers and permits us to make restricted payments, including dividends and stock repurchases under our stock repurchase program, subject to a limit on restricted payments made from and after July 29, 2003 of $200 million plus an amount equal to 50% of our quarterly consolidated net income for the fiscal quarters ending June 30, 2003 and thereafter. In addition, the new credit facility provides for a $200 million limit on foreign currency loans, compared to the $100 million foreign currency borrowing limit under the old revolving credit facility. The new revolving credit facility provides for an annual interest rate equal to, at our option, either: (a) ABR (a floating rate-based interest calculation) plus 0% to 0.625% (the “Revolving Loan ABR Margin”), or (b) the Eurodollar Rates plus 0.625% to 1.625% (the “Revolving Eurodollar Rate Margin”). We also pay a facility fee of 0.125% to 0.375% for all commitments from the lenders, whether drawn or undrawn, and a utilization fee of 0.25% per annum if more than 50% of the facility is drawn. The rate applicable with regard to each of the Revolving Loan ABR Margin, the Revolving Loan Eurodollar Margin, and the facility fee depend upon our senior, unsecured long-term credit rating from S&P and Moody’s. Based upon our current credit rating, the Revolving Loan ABR Margin, the Revolving Loan Eurodollar Margin, and the facility fee would be 0.25%, 1.25%, and 0.25%, respectively. As noted, our new revolving credit facility also provides for a multi-currency sub-facility providing up to $200 million in sub-commitments in non-dollar currencies. Terms and conditions on the multi-currency subfacility are to be agreed upon between JPMorgan Chase and the lenders providing funding under such sub-facility. We may not exceed a total of $500 million in dollar and non-dollar commitments under this facility. As of September 30, 2003, we had available borrowing capacity under our revolving credit facility of approximately $170 million, but were limited to borrowing approximately $130 million by the revolving credit facility’s covenants (excluding borrowings used to repay other indebtedness). The $6.5 million of reserved borrowing capacity as of September 30, 2003 were standby letter of credit obligations, and these rolled over and continued under the new revolving credit facility as of July 29, 2003. Other than the restricted payment covenant, which changed as described above, the covenants under the previous revolving credit facility were retained under the new revolving credit facility.

The 6 1/2% senior subordinated notes, CODES, 8% senior notes, and the revolving credit facility all contain certain cross default provisions. The revolving credit facility includes financial and operating covenants which, if not met, could result in acceleration of payments on outstanding balances. In addition, the 6 1/2% senior subordinated notes, CODES, 8% senior notes, and/or the revolving credit facility contain covenants which, among other things, restrict investments, loans, and advances, require that we maintain certain financial ratios, require that we maintain certain credit ratings, restrict Apogent’s and its subsidiaries’ ability to create or permit liens or to pay dividends or make other restricted payments (as defined), and limit Apogent’s incurrence of additional indebtedness. We are not aware of any violations of these covenants and do not anticipate any violations in light of current business conditions.

On May 21, 2003, we completed a modified “Dutch Auction” tender offer to purchase shares of our common stock by accepting 6,022,952 tendered shares of common stock, representing approximately 5.9% of our outstanding shares, at a purchase price of $17.50 per share. The aggregate purchase price of the shares we purchased through the tender offer, including fees and expenses associated with the tender offer, was approximately $106 million. During fiscal year 2003, in addition to the shares we repurchased in the tender offer, we have purchased approximately 8.4 million additional shares. The purchase price for these additional purchases during fiscal 2003 has totaled approximately $163 million, or an average of approximately $19.32 per share. Our board of directors has authorized the repurchase of up to 11.6 million additional shares during the period ending October 1, 2005. Shares may be repurchased at times and prices deemed appropriate by the Company. We may use cash generated from operations as well as available credit facilities in order to finance the repurchase of these shares.

On May 2, 2003, we entered into an amendment of our revolving credit facility which allowed us to consummate the tender offer. On July 29, 2003, we entered into the new $500 million revolving credit facility described above.

Through September 30, 2003, we repurchased approximately $316.9 million of our 8% senior notes that were tendered pursuant to our tender offer and consent solicitation dated September 16, 2003, for those notes. Subsequent to September 30, 2003, we repurchased another $1.0 million of these notes. The total purchase price and consent payment aggregated approximately $374.5 million, plus $12.5 million of accrued interest. We funded the purchase through borrowings under our $500.0 million revolving credit facility, together with other available funds. The tender offer and consent solicitation expired on October 15, 2003.

We believe that loans under our revolving credit facility, proceeds from the sale of the 6 1/2% senior subordinated notes, and currently available cash and short term investments, along with cash generated from operations, will be sufficient to meet our long-term and short-term working capital needs, as well as our commitments for capital expenditures, special charges, and business development needs for the next twelve months and the foreseeable future.

We may, in the future, depending on business and market conditions, refinance our debt or replace all or a portion of the cash used to purchase shares with proceeds from the sale of new debt or equity securities or such other financing, as we deem appropriate.

Application of Critical Accounting Policies

The preparation of the financial statements contained within this report requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates and judgments. Certain of our accounting policies represent a selection among acceptable alternatives under GAAP; however, management believes the policies used best represent the underlying transactions reflected in the financial statements. Apogent believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue upon shipment of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, and collectibility of the sales price is reasonably assured. Large portions of the Company’s sales are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when the risks and rewards of ownership of the product have passed. Sales incentives are offered to our customers based on sales volume requirements. These incentives are recorded initially based on estimates by the Company and accounted for as a reduction of sales in accordance with Emerging Issues Task Force (EITF) Issue No. EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor´s Products).” Warranties and product returns are estimated and accrued for at the time sales are recorded. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with FASB Technical Bulletin FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

Impairment Testing

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

Through our acquisition program, we have accumulated a large amount of intangible assets. The allocation of purchase price premiums to intangible assets, tangible assets, and goodwill involves estimates based on fair value assumptions. Estimated lives assigned to the tangible and intangible assets acquired in a business purchase also involve the use of estimates. These matters that are subject to judgments and estimates are inherently uncertain, and different amounts could be reported using different methodologies. Management uses its best estimate in determining the appropriate values and estimated lives to reflect in the financial statements, using historical experience, market data, and all other available information. In most instances, we use outside valuation firms to recommend purchase price allocations and estimated lives after an acquisition is completed.

Pensions

We account for our defined benefit pension plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions.” These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality. See the next paragraph for information on the expected long-term rate of return on pension plan assets. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of pensions are earned in, and should follow, the same pattern.

One of the principal components of the net periodic pension (income)/cost calculation is the expected long-term rate of return on plan assets. We use long-term historical actual return information, the targeted mix of investments that comprise plan assets, and future estimates of long-term investment returns to develop our expected return on plan assets. The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Our mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. Apogent’s current target asset mix used in determining the expected return is 60% equities and 40% fixed income securities.

Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime of active plan participants, which is approximately fifteen years as provided for in accordance with generally accepted accounting principles. This expected return may change upward or downward at some point in the future depending on our analysis of prospective market returns. With the current asset base of our pension plans, a 25 basis point increase/decrease in the asset return assumption would decrease/increase our annual pension expense by approximately $135,000.

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of our defined benefit pension plan obligations. We use the Moody’s Aa-rated long-term corporate bonds, which match the average duration of our pension plan liability of approximately 20 years. We start with the Moody’s Aa yield, add 15 basis points to account for annualization of the interest rate, and then round up to the nearest 25 basis point increment to arrive at a tentative discount rate. We then consider other factors to determine whether this tentative rate is reasonable before making our determination. The amount of pension expense is highly sensitive to changes in the discount rate. At the current asset base in our pension plans, a 25 basis point increase/decrease in the discount rate would decrease/increase our annual pension expense by approximately $600,000.

The assumed rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined based upon our long-term plans for such increases.

As required by SFAS No. 87, for instances in which pension plan assets are less than the accumulated benefit obligation (ABO) as of the end of the reporting period (defined as an unfunded ABO position), a minimum liability equal to this difference is established in the consolidated balance sheet. The ABO is the present value of the actuarially determined company obligation for pension payments assuming no further salary increases for the employees. The offset to the minimum liability is a charge to equity, net of tax. In addition, any prepaid pension asset in excess of unrecognized prior service cost must be reversed through a net-of-tax charge to equity. The charge to equity is included in the accumulated other comprehensive gains and (losses) not affecting retained earnings section of the stockholders’ equity in the consolidated balance sheet.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that management estimates is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should management determine that we would be able to realize our deferred assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. However, should management determine that Apogent would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 45

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. After December 31, 2002, Apogent entered into a new guarantee and has modified another guarantee. The modified guarantee, as described below, is only subject to the disclosure requirements of FIN 45 as the guarantee represents contingent consideration in a business combination.

The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to our product warranty liability and certain guarantees issued before December 31, 2002. Apogent has two guarantees issued prior to December 31, 2002 and that are subject to the disclosure provisions of FIN 45 and one guarantee that was entered into after December 31, 2002.

Guarantees in existence prior to December 31, 2002 which have been modified.    In addition to the purchase price paid for our Capitol Vial subsidiary, we agreed to pay the sellers three times the annual revenues of Capitol Vial for product sales to the U.S. Department of Defense over the twelve month period ending December 31, 2006, or such other earlier date as Apogent and the sellers agree. The maximum earnout payment cannot exceed $9 million. To date, Capitol Vial does not have a contract with the U.S. Department of Defense, and no sales to the Department have been made.

Guarantees in existence prior to December 31, 2002 which have not been modified.    Our joint venture partner, Kimble Glass, is entitled to a $4.0 million preferred distribution of the joint venture’s available cash in each of the three fiscal years ending November 30, 2002, 2003 and 2004. If the available cash from the joint venture is insufficient in any of these joint venture fiscal years to pay the $4.0 million preferred distribution to

Kimble Glass, then we are obligated to pay Kimble Glass the difference. The joint venture distributes its available cash quarterly. Apogent’s equity in earnings in the joint venture is recorded after giving effect to the preferred distribution to Kimble Glass. Available earnings and cash generated by the joint venture have been sufficient to satisfy the preferred distribution requirement to date and are anticipated to be sufficient to satisfy this requirement until the requirement expires on November 30, 2004. As of September 30, 2003, the maximum amount that potentially could be owed by us to Kimble Glass through November 30, 2004 would not exceed $5.0 million.

Guarantees entered into after December 31, 2002.    In January 2003, Apogent entered into an agreement with a customer that guarantees total payments of $1.7 million through December 2005. In return for the guarantee, Apogent is a participant in certain preferred marketing and sales promotion efforts of the distributor. Apogent has appropriately recorded the transaction in accordance the measurement and recognition requirements of FIN45.

A rollforward of our product warranties is as follows:

	Beginning balance	Payments and other reductions	Additions	Ending balance
	(in thousands)
Year ended September 30, 2001	$972	$2,249	$2,551	$1,274
Year ended September 30, 2002	$1,274	$2,812	$3,000	$1,462
Year ended September 30, 2003	$1,462	$1,542	$1,318	$1,238

In the normal course of business, Apogent indemnifies other parties, including customers, lessors and parties to other transactions with Apogent, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants (including payment obligations), or from intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our operating results or financial position.

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies situations in which entities shall be subject to consolidation. FIN 46 is effective for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On October 9, 2003, the FASB issued Position No. FIN46-6 which delayed the effective date of consolidation provisions of FIN 46 for variable interest entities created before February 1, 2003 if the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of FIN 46. The new effective date is for reporting periods ending after December 15, 2003. The Company will apply the provisions of FIN 46 to variable interest entities created before February 1, 2003 as of December 31, 2003. Despite the deferral provisions, the Company has completed its evaluation and determined that it has no variable interest entities created before February 1, 2003 and does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 142

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on October 1, 2001. SFAS No. 142 requires that all goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually. We have performed our initial impairment test as well as our initial annual impairment test and the results indicate no circumstances of impaired goodwill.

The following table reconciles reported amounts to that which would have been reported if the current method of accounting was used for the fiscal years ended September 30, 2001, 2000, and 1999:

	Year Ended September 30,
	2001	2000	1999
	(in thousands)
Net income:
Reported net income	$95,941	$128,321	$142,547
Add back: goodwill amortization, net of tax	22,363	19,605	12,813

Adjusted net income	$118,304	$147,926	$155,360

Basic earnings per common share:
Reported earnings per share	$0.91	$1.23	$1.38
Add back: goodwill amortization, net of tax	0.21	0.19	0.12

Adjusted basic earnings per common share	$1.12	$1.42	$1.50

Diluted earnings per common share:
Reported fully diluted earnings per share	$0.89	$1.20	$1.34
Add back: goodwill amortization, net of tax	0.21	0.18	0.12

Adjusted diluted earnings per common share	$1.10	$1.38	$1.46

Statement of Financial Accounting Standards No. 144

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.” The primary objectives of this project were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 applied to us effective October 1, 2001.

Statement of Financial Accounting Standards No. 145

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt are not reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB Opinion No. 30 should be reclassified to income from continuing operations in all prior periods presented. Apogent adopted SFAS No. 145 and reclassified $2.1 million of losses on the early extinguishment of its debt and related taxes that were recorded in the 2001 Consolidated Statement of Operations as an extraordinary item, net of tax.

Statement of Financial Accounting Standards No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with one-time termination benefits and other exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supersedes EITF Issue No. 94-3 in its entirety. Under SFAS No. 146, the following conditions must be met for an action to qualify as an exit or disposal plan: management having the authority to approve the action commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement including the benefits that employees will receive upon termination (including but not limited to cash payments) in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. SFAS No. 146 has been applied prospectively to qualifying exit or disposal activities initiated after December 31, 2002, including certain restructuring charges associated with the restructuring plans described in Note 12.

Statement of Financial Accounting Standards No. 148

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were effective for Apogent’s fiscal year 2003. Apogent adopted the interim disclosure requirements in its Consolidated Financial Statements in the first quarter of fiscal 2003.

Statement of Financial Accounting Standards No. 150

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

Off Balance Sheet Arrangement

We own 49% of Glass & Plastic Labware LLC, an unconsolidated joint venture that we hold as an equity investment. The joint venture combines the marketing and sales expertise of our Nalge Nunc International subsidiary with the supply-side manufacturing strength of an unaffiliated company, Kimble Glass and its Kontes specialty glass division. Through the joint venture, Nalge Nunc International’s sales team is able to offer laboratory customers both the plastic labware that is Nalge’s core competency and glass labware supplied through the joint venture. As of September 30, 2003, our equity investment in the joint venture was approximately $9.4 million, and was classified as “Other Assets.” Net income from the joint venture for the fiscal year ended September 30, 2003 was $1.5 million and was included in “Other Income.”

Disclosures About Contractual Obligations and Commercial Commitments

In our day-to-day business activities, we incur certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following tables as of September 30, 2003 (in millions):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations	$893.7	$2.0	$301.2	$324.8	$265.7
Capital Lease Obligations	0.6	0.3	0.3	—	—
Operating Lease Obligations	82.8	14.1	21.9	17.4	29.4
Purchase Obligations	15.5	12.8	2.7	—	—
Other Long-Term Liabilities	None	—	—	—	—

Total Contractual Obligations	$992.6	$29.2	$326.1	$342.2	$295.1

Other Commercial Commitments	Total Amounts Committed		Amount of Commitment Expiration Per Period
			Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$12.8		$12.8	$—	$—	$—
Available Standby Letters of Credit	6.5		6.5	—	—	—
Guarantees (1)	None	(1)	—	—	—	—
Standby Repurchase Obligations	None		—	—	—	—
Other	None		—	—	—	—

Total Other Commercial Commitments	$19.3		$19.3	$—	$—	$—

(1)	Certain of our domestic subsidiaries are guarantors under our revolving credit facility, 8% senior notes, CODES, and 6 1/2% senior subordinated notes.

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

We are organized as a holding company, with all of our net sales generated through our subsidiaries. Consequently, our operating cash flow and ability to service indebtedness depend in part upon the operating cash flow of our subsidiaries, including our foreign subsidiaries, and the payment of funds by them to us in the form of loans, dividends or otherwise. Their ability to pay dividends and make loans, advances and other payments to us depends upon any statutory or other contractual restrictions that apply, which may include requirements to maintain minimum levels of working capital and other assets.

A significant portion of our revenue is generated from foreign activities; changes in exchange rates and other changes in world events could have an adverse effect on our business.

We have significant operations outside the United States. Approximately 24% of our net sales for 2003 were from foreign subsidiaries. We are therefore subject to risks affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost of our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Our net sales were increased by $22.6 million and $2.9 million in 2003 and 2002, respectively and reduced by $10.1 million in 2001 by the impact of currency fluctuations. Other factors include:

■	our ability to obtain effective hedges against fluctuations in currency exchange rates;

■	foreign trade, monetary and fiscal policies;

■	laws, regulations and other activities of foreign governments, agencies, and similar organizations;

■	risks associated with having major manufacturing facilities located in countries that have historically been less stable than the United States in several respects, including fiscal and political stability; and

■	risks associated with an economic downturn in other countries.

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

The operating and financial restrictions imposed by our debt agreements limit our ability to finance operations and capital needs and engage in other business activities.

Our debt agreements contain covenants that restrict our ability to:

■	incur additional indebtedness (including guarantees);

■	incur liens;

■	dispose of assets;

■	make some acquisitions;

■	pay dividends and make other restricted payments;

■	issue some types of preferred stock;

■	enter into sale and leaseback transactions;

■	make loans and investments;

■	enter into new lines of business;

■	enter into some leases; and

■	engage in some transactions with affiliates.

In addition, our credit facilities require us to comply with specified financial covenants including minimum interest coverage ratios, maximum leverage ratios, and minimum net worth requirements, and the indenture for our 6 1/2% senior subordinated notes allows us to incur new indebtedness (other than specified permitted indebtedness) only if we meet a minimum fixed charge coverage ratio.

Our ability to meet these covenants and requirements in the future may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Our breach of or failure to comply with any of these covenants could result in a default under our debt agreements.

Our failure to keep pace with the technological demands of our customers or with the products and services offered by our competitors could significantly harm our business.

Some of the industries we serve are characterized by rapid technological changes and new product introductions. Some of our competitors may invest more heavily in research or product development than we do. Successful new product offerings depend upon a number of factors, including our ability to:

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

A significant portion of our growth over the past several years has been achieved through our acquisition program. Although we have reduced our level of acquisitions, we may decide to increase our acquisition activity in the future. Our ability to grow our business through acquisitions is subject to various factors including the cost of capital, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates, our ability to realize the synergies expected to result from acquisitions, our ability to retain key personnel in connection with acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

We may incur restructuring charges that would reduce our earnings.

We have in the past and may in the future restructure some of our operations. In such circumstances, we may take actions that would result in a charge and reduce our earnings, including as a result of our inability to dispose of discontinued operations or risks associated with discontinued operations. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. These restructurings may be implemented to improve the operations of recently acquired subsidiaries as well as subsidiaries that have been part of our operations for many years. For a discussion of our recent restructuring activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restructuring Charges.”

We may incur impairment charges on our intangible assets with indefinite lives that would reduce our earnings.

On October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of September 30, 2003, goodwill and other intangible assets with indefinite lives represented approximately 51% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

We rely heavily upon sales to key distributors and original equipment manufacturers, and could lose sales if any of them stop doing business with us.

Our three most significant distributors represent a significant portion of our revenues. For example, sales to Fisher Scientific, VWR, and Allegiance Corporation accounted for approximately 14%, 11%, and 5% of revenues in fiscal 2003, respectively. Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience softness in their sales. We rely primarily upon the long-standing and mutually beneficial nature of our relationships with our key distributors, rather than on contractual rights, to protect these relationships. Volatility in end-user demand can also arise with large original equipment manufacturers and private label customers to whom we sell directly, particularly when our customers fail to manage inventories to end-user demand, discontinue product lines, or switch business to other manufacturers. Sales to our original equipment manufacturer customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

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

Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks. If the FDA determines that we are not in compliance with existing laws and regulations with respect to a particular product or a particular manufacturing facility, we could be subject to delays in the release of products, product recalls, suspension or revocation of authority necessary for product production and sale, and other administrative, civil or criminal sanctions. In the future, some of our products may be affected by the passage of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of approvals needed to sell one or more of our products. Additionally, violations of any environmental, health and safety laws or regulations, or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability.

Our business is subject to quarterly variations in operating results due to factors outside of our control.

Our business is subject to quarterly variation in operating results caused by a number of factors, including business and industry conditions, timing of acquisitions, distribution and original equipment manufacturers customer issues, and other factors listed here. All these factors make it difficult to predict operating results for any particular period.

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

Foreign Exchange

We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the British Pound, the EURO, and Danish Krone versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. The purpose of our foreign currency hedging activities is to protect against risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates and the effect of related changes on payments on long-term debt denominated in foreign currencies. Recognized and unrecognized gains or losses on foreign currency contracts entered into to hedge long-term debt are recorded as “Other Income”. The Company has not entered into any foreign currency options to hedge against exposure from operations in fiscal 2003.

Interest Rates

From time to time, we use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the prime rate as publicly announced by The Chase Manhattan Bank and the Eurodollar Rate. As of September 30, 2003, we had $323.1 million of floating rate debt outstanding. There were no interest rate swaps outstanding as of September 30, 2003.

ITEM 8.    Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Apogent Technologies Inc. are filed as part of this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in this Item 8.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

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

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth fiscal quarter.

PART III.

ITEM 10.    Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K with respect to directors, executive officers, and the audit committee is incorporated herein by reference to such information included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 2004 (the “2004 Annual Meeting Proxy Statement”) under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. Additionally, the information included in our 2004 Annual Meeting Proxy Statement under the caption “Corporate Governance” is incorporated herein by reference.

The information regarding the Registrant’s audit committee financial expert set forth under the caption “Audit Committee” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11.    Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2004 Annual Meeting Proxy Statement under the captions “Executive Compensation” and “Board of Directors—Directors’ Compensation.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2004 Annual Meeting Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information about the Company’s equity compensation plans as of September 30, 2003:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	13,629,608	(1)	$19.66	3,437,751	(2)
Equity compensation plans not approved by security holders (3)	12,466		18.24	—

Total	13,642,074		$19.65	3,437,751

(1)	Represents outstanding options to purchase the Company’s Common Stock granted under the the 1990 Stock Option Plan, the Amended and Restated 1993 Long-Term Incentive Plan, the 1994 Outside Directors’ Stock Option Plan, the 1999 Outside Directors’ Stock Option Plan and the 2001 Equity Incentive Plan.
(2)	Includes 1,476,017 shares available for future issuance under the Employee Stock Purchase Plan.
(3)	Represents outstanding nonstatutory options to purchase the Company’s Common Stock under a separate option agreement with a former employee entered into in April 2000. The options were granted at the fair market value per share of the Company’s Common Stock and vest over a four-year period.

ITEM 13.    Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2004 Annual Meeting Proxy Statement under the captions “Board of Directors,” and “Certain Relationships and Related Transactions.”

ITEM 14.    Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to such information included in the 2004 Annual Meeting Proxy statement under the captions “Audit Committee—Independent Auditors’ Fees” and “Audit Committee—Pre-Approval Policy.”

PART IV.

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents Filed.    The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

1. Financial Statements.    The consolidated financial statements of Apogent Technologies Inc. and its subsidiaries filed under Item 8:

2. Financial Statement Schedules.    The following report and financial statement schedule should be read in conjunction with the consolidated financial statements:

Page
Independent Auditors’ Report	FS-1
Schedule II—Valuation and Qualifying Accounts	FS-2

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

(b) Reports on Form 8-K.

On July 23, 2003, Apogent furnished a Current Report on Form 8-K providing the public disclosure of third quarter and year to date financial results.

On September 16, 2003, Apogent filed a Current Report on Form 8-K reporting its intention to commence a tender offer and consent solicitation for any and all of the $325 million outstanding principal amount of its 8% Senior Notes due 2011 (the “8% Notes”).

On September 26, 2003, Apogent filed a Current Report on Form 8-K dated September 25, 2003, reporting that it received the requisite consents to execute a supplemental indenture amending the indenture relating to the 8% Notes pursuant to the previously announced consent solicitation, and that the purchase price for 8% Notes tendered in the related cash tender offer for any and all of the 8% Notes had been determined.

On October 16, 2003, Apogent filed a Current Report on Form 8-K reporting the expiration, at 5:00 p.m. New York City time on October 15, 2003, of its tender offer and consent solicitation for any and all of the 8% Notes. The total amount tendered aggregated $317,955,000 (including amounts previously announced), or approximately 97.8% of the $325,000,000 aggregate principal amount of the 8% Notes outstanding prior to the tender offer.

On October 24, 2003, Apogent filed a Current Report on Form 8-K/A solely to amend the original Form 8-K filed on May 13, 2003 to correct the audit period referenced in the opinion paragraph of the Independent Auditors’ Report in Exhibit 99.1.

On November 12, 2003, Apogent furnished a Current Report on Form 8-K dated November 10, 2003, providing the Company’s fourth quarter and 2003 fiscal year financial results and related information, and reporting certain succession planning information.

Index to Consolidated Financial Statements

Apogent Technologies Inc. and Subsidiaries

Independent Auditors’ Report

The Board of Directors

Apogent Technologies Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Apogent Technologies Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogent Technologies Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

KPMG LLP

Boston, Massachusetts

November 10, 2003

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$18,505	$16,327
Marketable securities—available for sale	17,625	—
Accounts receivable (less allowance for doubtful accounts of $4,286 and $5,723 respectively)	179,523	186,950
Inventories	206,549	203,997
Deferred income taxes	15,308	14,127
Prepaid expenses and other current assets	16,518	19,689
Assets of discontinued operations—held for sale	—	5,436

Total current assets	454,028	446,526
Available for sale security	—	60,183
Property, plant and equipment, net	282,752	270,893
Intangible assets, net	179,492	201,859
Goodwill	999,243	1,029,591
Other assets	34,476	27,033

Total assets	$1,949,991	$2,036,085

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and overdrafts	$12,801	$10,640
Current portion of long-term debt	2,281	25,352
Accounts payable	50,220	53,779
Income taxes payable	20,053	53,064
Accrued payroll and employee benefits	34,484	32,009
Accrued interest expense	8,844	16,630
Restructuring reserve	1,758	1,548
Other current liabilities	38,883	23,074
Liabilities of discontinued operations	—	305

Total current liabilities	169,324	216,401
Long-term debt, less current portion	891,989	635,020
Securities lending agreement	—	60,183
Deferred income taxes	137,683	132,100
Other liabilities	26,948	17,243
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000,000 shares	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 107,057,865 and 106,976,877 shares respectively; outstanding 92,013,345 and 105,967,853 shares respectively	1,071	1,070
Equity rights, 50 rights at $1.09 per right	—	—
Additional paid-in capital	270,119	271,682
Retained earnings	737,045	748,791
Accumulated other comprehensive loss	(3,127)	(26,419)
Treasury common stock, 15,044,520 and 1,009,024 shares at cost	(281,061)	(19,986)

Total shareholders’ equity	724,047	975,138

Total liabilities and shareholders’ equity	$1,949,991	$2,036,085

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands except per share data)

	Year Ended September 30,
	2003	2002	2001
Net sales	$1,097,489	$1,027,913	$938,819
Cost of sales:
Cost of products sold	571,510	516,416	471,318
Restructuring charges	7,517	5,603	—

Total cost of sales	579,027	522,019	471,318

Gross profit	518,462	505,894	467,501
Selling, general and administrative expenses	278,367	256,692	255,902
Restructuring charges and asset impairments	6,018	1,262	583

Total selling, general and administrative expenses	284,385	257,954	256,485

Operating income	234,077	247,940	211,016
Other income (expense):
Interest expense, net	(46,227)	(40,737)	(48,820)
Loss on the extinguishment of debt and settlement of securities lending agreement	(62,973)	—	(3,465)
Amortization of deferred financing fees	(4,046)	(3,461)	(472)
Other, net	1,326	1,569	5,152

Income from continuing operations before income taxes	122,157	205,311	163,411
Income taxes	39,784	75,144	64,113

Net income from continuing operations	82,373	130,167	99,298
Discontinued operations, net of income tax benefit	(94,119)	(9,018)	(3,357)

Net income (loss)	$(11,746)	$121,149	$95,941

Basic earnings per common share from continuing operations	$0.82	$1.22	$0.94
Discontinued operations	(0.94)	(0.08)	(0.03)

Basic earnings (loss) per common share	$(0.12)	$1.14	$0.91

Diluted earning per common share from continuing operations	$0.81	$1.20	$0.92
Discontinued operations	(0.93)	(0.08)	(0.03)

Diluted earnings (loss) per common share	$(0.12)	$1.11	$0.89

Weighted average basic shares outstanding	100,443	106,467	105,517
Weighted average diluted shares outstanding	101,181	108,656	108,072

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock	Equity Rights	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Common Stock	Total Shareholders’ Equity
Balance at September 30, 2000	$1,052	$—	$271,739	$531,701	$(54,976)	$—	$749,516
Comprehensive income:
Cumulative effect of accounting change for cash flow hedge, net of tax effect of $1,687	—	—	—	—	2,530	—	2,530
Net income	—	—	—	95,941	—	—	95,941
Translation adjustment	—	—	—	—	(3,611)	—	(3,611)
Adjustment to interest rate swap agreements upon sale, net of tax benefit of $984	—	—	—	—	(1,475)	—	(1,475)
Amortization of gain on sale of interest rate swaps, net of tax benefit of $413	—	—	—	—	(619)	—	(619)
Unrealized gain on security available for sale, net of tax effect of $251	—	—	—	—	377		377

Total comprehensive income	—	—	—	95,941	(2,798)	—	93,143
Shares issued in connection with stock options	7	—	6,624	—	—	—	6,631
Tax benefit related to stock options	—	—	3,301	—	—	—	3,301
Distribution of the equity of Sybron Dental Specialties, Inc. on December 11, 2000, net of dividends of $142,880	—	—	(27,027)	—	12,926	—	(14,101)

Balance at September 30, 2001	1,059	—	254,637	627,642	(44,848)	—	838,490
Comprehensive income:
Net income	—	—	—	121,149	—	—	121,149
Translation adjustment	—	—	—	—	22,247	—	22,247
Adjustment to minimum pension liability, net of tax of $4,120	—	—	—	—	(6,445)	—	(6,445)
Amortization of gain on sale of interest rate swaps, net of tax benefit of $292	—	—	—	—	(440)	—	(440)
Unrealized gain on security available for sale, net of tax of $2,044	—	—	—	—	3,067	—	3,067

Total comprehensive income	—	—	—	121,149	18,429	—	139,578
Treasury shares purchased	—	—	—	—	—	(19,986)	(19,986)
Shares issued in connection with stock options	11	—	10,282	—	—	—	10,293
Tax benefit related to stock options	—	—	6,763	—	—	—	6,763
Final true-up of dividend to SDS relating to deferred income taxes	—	—	919	—	—	—	919

Balance at September 30, 2002	1,070	—	271,682	748,791	(26,419)	(19,986)	975,138
Comprehensive income:
Net loss	—	—	—	(11,746)	—	—	(11,746)
Translation adjustment	—	—	—	—	34,315	—	34,315
Unrealized gain on marketable security net of tax of $743	—	—	—	—	1,266	—	1,266
Adjustment to minimum pension liability, net of tax of $4,281	—	—	—	—	(6,456)	—	(6,456)
Reclassification to income of unrealized gain on security available for sale, net of tax of $4,073	—	—	—	—	(5,833)	—	(5,833)

Total comprehensive income	—	—	—	(11,746)	23,292	—	11,546
Treasury shares purchased	—	—	—	—	—	(269,462)	(269,462)
Shares issued in connection with stock options	—	—	(4,735)	—	—	8,387	3,652
Shares issued in connection with employee stock purchase program	1	—	1,654	—	—	—	1,655
Tax benefit related to stock options	—	—	1,518	—	—	—	1,518

Balance at September 30, 2003	$1,071	$—	$270,119	$737,045	$(3,127)	$(281,061)	$724,047

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(11,746)	$121,149	$95,941
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	94,119	9,018	3,357
Depreciation	43,100	38,354	32,809
Amortization	19,595	17,060	40,539
(Gain) loss on sale of property, plant and equipment	432	1,859	(4,784)
Write-off of inventory and asset impairment	7,845	—	—
Loss on extinguishment of debt and settlement of securities lending agreement	62,973	—	3,465
Deferred income taxes	2,919	24,753	2,595
Changes in assets and liabilities, net of effects of businesses acquired:
(Increase) decrease in accounts receivable	2,672	10,358	(4)
Increase in inventories	(3,577)	(24,620)	(22,366)
Increase in prepaid expenses and other current assets	(519)	(832)	(4,621)
Decrease in accounts payable	(3,581)	(1,759)	(3,300)
Increase (decrease) in income taxes payable	(33,675)	(2,448)	23,849
Increase (decrease) in accrued payroll and employee benefits	1,394	(1,724)	983
Increase (decrease) in accrued interest expense	(7,786)	1,337	2
Increase (decrease) in restructuring reserve	210	(118)	(5,164)
Increase (decrease) in other current liabilities	9,787	(10,211)	15,690
Net change in other assets and liabilities	7,890	9,974	402

Net cash provided by operating activities	192,052	192,150	179,393

Cash flows from investing activities:
Capital expenditures	(53,278)	(63,630)	(50,120)
Proceeds from sales of property, plant and equipment	4,206	5,007	12,457
Net payment for businesses acquired	(66,540)	(139,735)	(83,634)
Proceeds from sale of security	57,174	—	—
Proceeds from sale of discontinued operations	15,266	—	—
Dividends received from SDS	—	—	67,900
Capital contributions paid to SDS	—	—	(4,623)
Net change in advances and loans to SDS	—	—	(2,782)
Distribution of the net equity of SDS	—	—	(14,101)
Other investing activities	1,546	—	—

Net cash used in investing activities	(41,626)	(198,358)	(74,903)

Cash flows from financing activities:
Proceeds from revolving credit facility	931,506	358,500	454,560
Principal payments on revolving credit facility	(608,400)	(567,000)	(502,460)
Proceeds from long-term debt	250,000	300,000	623,563
Principal payments on long-term debt	(340,026)	(79,089)	(681,854)
Principal payments on securities lending	(57,174)	—	—
Premium paid on extinguishment of debt and settlement of securities lending	(60,978)	—	—
Financing fees paid	(14,885)	(8,259)	(6,721)
Purchase of treasury stock	(267,462)	(19,986)	—
Proceeds from the exercise of stock options	3,652	10,293	6,631
Proceeds from stock purchase program	1,655	—	—
Other financing activities	824	6,175	(4,118)

Net cash provided by (used in) financing activities	(161,288)	634	(110,399)

Effect of exchange rate changes on cash and cash equivalents	13,040	12,709	2,690

Net increase (decrease) in cash and cash equivalents	2,178	7,135	(3,219)
Cash and cash equivalents at beginning of period	16,327	9,192	12,411

Cash and cash equivalents at end of period	$18,505	$16,327	$9,192

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data or when otherwise indicated)

1.    Summary of Significant Accounting Policies

The subsidiaries of Apogent are leading manufacturers of value-added products for the laboratory market in the United States and abroad.

On March 25, 2003 the Company made the decision to dispose of two of its businesses: the lateral flow, rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs, of abuse, and infectious diseases) as conducted by our Applied Biotech, Inc. subsidiary; and the manufacture and sale of automated microarray instrumentation for the genomics market as conducted by our BioRobotics Group Ltd. (“BioRobotics”) subsidiary. In September 2003, we sold BioRobotics to Genomic Solutions Acquisition Limited for a net amount of approximately $1.9 million. In August 2003, we sold Applied Biotech to Inverness Medical Innovations, Inc. for 692,506 shares of Inverness common stock and $13.4 million in cash. In addition, during the second quarter of fiscal 2003, the Company completed the sale of Vacuum Process Technology, Inc. (VPT), and, as a result, incurred an additional charge of $2.8 million. The results of operations of Applied Biotech, BioRobotics, SDS (defined below), and VPT have been presented as discontinued operations in all periods presented herein.

During fiscal 2003, the Company realigned its lines of business for financial reporting purposes. The three former business segments of the Company (clinical diagnostics, labware and life sciences, and laboratory equipment) have been reclassifed into two business segments: clinical group and research group. The clinical group business segment is the former clinical diagnostics business segment. The research group business segment is composed of the former labware and life sciences and laboratory equipment business segments. All financial information presented herein has been restated to reflect the discontinuance of these businesses and this business segment realignment.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Apogent holds an investment in a joint venture that is accounted for under the equity method. Currently, there are no differences between the cost of the joint venture and the underlying net assets of the investment, nor is there a lag in investee reporting or an alternative basis of accounting used.

The Company’s fiscal year ends on September 30. The fiscal years ended September 30, 2003, 2002, and 2001 are hereinafter referred to as “2003”, “2002”, and “2001”, respectively. Dollar references throughout these footnotes are in thousands, except per share amounts or as otherwise indicated.

(b)  Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less. Interest income on cash deposits was $365, $1,073, and $913 for the years ended September 30, 2003, 2002, and 2001, respectively.

(c)  Inventories

Inventories are stated at the lower of cost or market. Elements of cost included in inventories are: raw materials, direct labor, and manufacturing overhead (which includes indirect labor, fringe benefits, consumable supplies, depreciation of production equipment, and tooling, and other costs incurred in the acquisition, production, and storage of goods held in inventory). Certain domestic inventories of approximately $52,246 and $51,777 at September 30, 2003 and 2002, respectively, are valued on the last-in, first-out (LIFO) method. The remaining inventories are valued on the first-in, first-out (FIFO) method.

(d)  Securities

When securities are purchased they are classified as held-to-maturity, available for sale, or trading securities. Held to maturity securities are those that the Company has the positive intent and ability to hold until maturity. Trading securities are those purchased and held with the intent to sell in the near term. Available for sale securities include both equity and debt securities that are held for an indefinite period but are neither held to maturity nor trading securities. At September 30, 2003, the Company held 692,506 shares of Inverness Medical Innovations, Inc. common stock classified as an available for sale security. At September 30, 2002, the Company held a U.S. Treasury Bond classified as an available for sale security. Available for sale securities are reported at fair market value. Unrealized gains and losses for these securities are included in comprehensive income as a separate component of shareholders’ equity. Net of tax unrealized gains on available for sale securities included in accumulated other comprehensive income during fiscal 2003 was $1,266. Net of tax gains reclassified out of accumulated other comprehensive income related to the settlement of our securities lending agreement (see note 8) during fiscal 2003 was $5,833.

(e)  Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (5 to 45 years for land improvements, buildings and building improvements, and 3 to 12 years for machinery and equipment) using the straight-line method. Construction in progress consists primarily of tooling, equipment, system implementation projects and leasehold improvements for which development has been initiated but the assets have not yet been placed in service. These capital projects are typically completed in less than one year and new projects continuously begin development. The Company assesses the recoverability of assets when events or changes in circumstances indicate that its carrying amount may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset or group of assets to future projected net undiscounted cash flows expected to be generated by that asset or group of assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

(f)  Intangible Assets

Intangible assets include both goodwill and amortizable intangible assets. As of September 30, 2003, the Company had no unamortizable intangible assets except goodwill. Amortizable intangible assets (those intangible assets with definite estimated useful lives) are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Proprietary technology, trademarks, patents, licenses, drawings, non-compete agreements, and other intangibles are amortized over 4 to 18 years, 5 to 40 years, 3 to 20 years, 5 to 40 years, 8 to 30 years, 3 to 10 years, and 1 to 40 years, respectively. The Company assesses the recoverability of its amortizable intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 when events or changes in circumstances indicate that its carrying amount may not be recoverable. Recoverability is assessed by determining whether the amortization of the asset balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected undiscounted future cash flows indicate that the unamortized asset will not be recovered, an adjustment would be made to reduce the net asset to fair value. Cash flow projections are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis by comparing the fair value of its reporting units to their recorded carrying value.

(g)  Revenue Recognition

The Company recognizes revenue upon shipment of products when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, and collectibility of the sales price is reasonably assured. Large portions of the Company’s sales are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when the risks and rewards of ownership of the product have passed. Sales incentives are offered to our customers based on sales volume requirements. These incentives are recorded initially based on estimates by the Company and accounted for as a reduction of sales in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor´s Products). Warranties and product returns are estimated and accrued for at the time sales are recorded. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

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

(i)  Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses in the period they are incurred. Research and development costs for fiscal years ended 2003, 2002, and 2001 were approximately $25,168, $23,365, and $19,153, respectively.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

(j)  Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction gains for 2003, 2002, and 2001 were approximately $392, $354, and $177, respectively.

(k)  Pensions

The Company and its subsidiaries have various pension plans covering approximately 43% of our domestic employees. U.S. pension obligations are funded by payments to pension fund trusts. Other foreign pensions are funded as expenses are incurred. The Company’s policy with respect to its defined benefit plans is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

We account for our defined benefit pension plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions.” These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality. See the next paragraph for information on the expected long-term rate of return on pension plan assets. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of pensions are earned in, and should follow, the same pattern.

One of the principal components of the net periodic pension (income)/cost calculation is the expected long-term rate of return on plan assets. We use long-term historical actual return information, the targeted mix of investments that comprise plan assets, and future estimates of long-term investment returns to develop our expected return on plan assets. The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Our mix of pension plan investments among asset classes also affects the long-term expected rate of return on plan assets. Our current target asset mix used in determining the expected return is 60% equities and 40% fixed income securities.

Differences between actual and expected returns are recognized in the calculation of net periodic pension (income)/cost over the average remaining expected future working lifetime, which is approximately fifteen years, of active plan participants as provided for in accordance with generally accepted accounting principles. This expected return may change upward or downward at some point in the future depending on our analysis of prospective market returns. With the current asset base of our pension plans, a 25 basis point increase/decrease in the asset return assumption would decrease/increase our annual pension expense by approximately $135,000.

The discount rate assumptions used for pension accounting reflect the prevailing rates available on high-quality, fixed-income debt instruments with terms that match the average expected duration of our defined benefit pension plan obligations. We use the Moody’s Aa-rated long-term corporate bonds, which match the

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

average duration of our pension plan liability of approximately 20 years. The amount of pension expense is highly sensitive to changes in the discount rate. At the current asset base in our pension plans, a 25 basis point increase/decrease in the discount rate would decrease/increase our annual pension expense by approximately $600,000.

The assumed rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined based upon our long-term plans for such increases.

As required by SFAS No. 87, for instances in which pension plan assets are less than the accumulated benefit obligation (ABO) as of the end of the reporting period (defined as an unfunded ABO position), a minimum liability equal to this difference is established in the consolidated balance sheet. The ABO is the present value of the actuarially determined company obligation for pension payments assuming no further salary increases for the employees. The offset to the minimum liability is a charge to equity, net of tax. In addition, any prepaid pension asset in excess of unrecognized prior service cost must be reversed through a net-of-tax charge to equity. The charge to equity is included in the accumulated other comprehensive gains and (losses) not affecting retained earnings section of the stockholders’ equity in the consolidated balance sheet.

(l)  Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding in the period presented. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding plus the dilutive effects of potential common shares outstanding during the period. The components of basic and diluted earnings per common share, including discontinued operations, may not add due to rounding. A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
Basic	100,443	106,467	105,517
Effect of assumed conversion of employee stock options	738	2,189	2,555

Diluted	101,181	108,656	108,072

Options to purchase 9,029,979 shares of common stock at prices ranging from $19.20 to $25.10 per share were outstanding during a portion of 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2013, were still outstanding at the end of fiscal year 2003. Also excluded from the shares used in calculating diluted earnings per share common share are 9,839,292 shares of common stock issuable upon the conversion of our senior convertible contingent debt securities (CODES), based on a conversion price of $30.49 per share.

Options to purchase 4,504,840 shares of common stock at prices ranging from $23.79 to $25.10 per share were outstanding during a portion of 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2012, were still outstanding at the end of fiscal year 2002. Also excluded from the shares used in calculating diluted earnings per share common share are 9,839,292 shares of common stock issuable upon the conversion of our senior convertible contingent debt securities (CODES), based on a conversion price of $30.49 per share.

Options to purchase 1,568,845 shares of common stock at prices ranging from $22.24 to $24.51 per share were outstanding during a portion of 2001 but were not included in the computation of diluted earnings per share

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

because the options’ exercise price was greater than the average market price of the common shares. The options, which expire in fiscal 2011, were still outstanding at the end of fiscal year 2001.

(m)  Deferred Financing Fees

Deferred financing fees are capitalized and amortized as a separate component of other income over the life of the related debt agreements.

(n)  Advertising Costs

Advertising costs included in selling, general and administrative expenses are expensed as incurred and for fiscal years ended 2003, 2002, and 2001 were approximately $6,271, $6,626, and $4,635, respectively.

(o)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company uses interest rate swaps, from time to time, to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in other current assets or other current liabilities. There were no interest rate swaps outstanding as of September 30, 2003.

The Company, from time to time, enters into foreign currency options to hedge the exposure from adverse changes in foreign currency rates. The purpose of the Company’s foreign currency hedging activities is to protect against risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates and the effect of related changes on payments on long-term debt denominated in foreign currencies. Recognized and unrecognized gains or losses on foreign currency contracts entered into to hedge long-term debt are recorded as “other income”. The Company has not entered into any foreign currency options to hedge against exposure from operations in fiscal 2003.

The Company applies Financial Accounting Standards Board Statement No. 133, as modified by FASB Statement No. 138. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. They require the recognition of all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. At October 1, 2000,

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

the Company had no freestanding derivatives in place other than interest rate swaps used to hedge variable rate long-term debt and had no material embedded derivatives. The interest rate swaps met the criteria for cash flow hedge accounting. As a result, the swaps were recorded on the balance sheet as an asset at fair value with the corresponding gain or loss recorded in other comprehensive income beginning October 1, 2000. The impact on other comprehensive income upon adoption of the standard was an unrealized gain, net of tax, of approximately $2,530.

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

(r)  Reclassifications

Certain reclassifications to prior year balances have been made to conform to current year presentations.

(s)  Stock-based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Year ended September 30,
	2003	2002	2001
Net income (loss), as reported	$(11,746)	$121,149	$95,941
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,510	12,389	11,884

Pro forma net income (loss)	$(25,256)	$108,760	$84,057

Earnings (loss) per share:
Basic-as reported	$(0.12)	$1.14	$0.91

Basic-pro forma	$(0.25)	$1.02	$0.80

Diluted-as reported	$(0.12)	$1.11	$0.89

Diluted-pro forma	$(0.25)	$1.00	$0.78

The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Volatility	31.16%	27.29%	35.80%
Risk-free interest rate	2.50%	3.69%	5.66%
Expected holding period	8.0 years	8.0 years	7.8 years
Dividend yield	0%	0%	0%

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted in 2003, 2002, and 2001 was $6.89, $10.25, and $9.25, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

(t)  Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 45

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. After December 31, 2002, Apogent entered into a new guarantee and has modified one guarantee. The modified guarantee, as described below, is only subject to the disclosure requirements of FIN 45 as the guarantee represents contingent consideration in a business combination.

The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to our product warranty liability and certain guarantees issued before December 31, 2002. Apogent has two guarantees issued prior to December 31, 2002 and that are subject to the disclosure provisions of FIN 45 and one guarantee which was entered into after December 31, 2002.

Guarantees in existence prior to December 31, 2002 which have been modified.    In addition to the purchase price paid for our Capitol Vial subsidiary, we agreed to pay the sellers three times the annual revenues of Capitol Vial for product sales to the U.S. Department of Defense over the twelve-month period ending December 31, 2006, or such other earlier date as Apogent and the sellers agree. The maximum earnout payment cannot exceed $9 million. To date, Capitol Vial does not have a contract with the U.S. Department of Defense, and no sales to the Department have been made.

Guarantees in existence prior to December 31, 2002 which have not been modified.    The second guarantee involves our joint venture partner, Kimble Glass, which is entitled to a $4.0 million preferred distribution of the joint venture’s available cash in each of the three fiscal years ending November 30, 2002, 2003 and 2004. If the available cash from the joint venture is insufficient in any of these joint venture fiscal years to pay the $4.0 million preferred distribution to Kimble Glass, then we are obligated to pay Kimble Glass the difference. The joint venture distributes its available cash quarterly. Apogent’s equity in earnings in the joint venture is recorded after giving effect to the preferred distribution to Kimble Glass. Available earnings and cash generated by the joint venture have been sufficient to satisfy the preferred distribution requirement to date and are anticipated to be sufficient to satisfy this requirement until the requirement expires on November 30, 2004. As of September 30, 2003, the maximum amount that potentially could be owed by us to Kimble Glass through November 30, 2004 would not exceed $5.0 million.

Guarantees entered into after December 31, 2002.    In January 2003, Apogent entered into an agreement with a customer which guarantees total payments of $1.7 million through December 2005. In return for the guarantee, Apogent is a participant in certain preferred marketing and sales promotion efforts of the distributor. Apogent has appropriately recorded the transaction in accordance with the measurement and recognition requirements of FIN45.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

A rollforward of our product warranties is as follows:

Period	Beginning balance	Payments and other reductions	Additions	Ending balance
	(in thousands)
Year ended September 30, 2001	$972	$2,249	$2,551	$1,274
Year ended September 30, 2002	$1,274	$2,812	$3,000	$1,462
Year ended September 30, 2003	$1,462	$1,542	$1,318	$1,238

In the normal course of business, Apogent indemnifies other parties, including customers, lessors and parties to other transactions with Apogent, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants (including payment obligations), or from intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our operating results or financial position.

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies situations in which entities shall be subject to consolidation. FIN 46 is effective for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On October 9, 2003, the FASB issued Position No. FIN46-6 which delayed the effective date of consolidation provisions of FIN 46 for variable interest entities created before February 1, 2003 if the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of FIN 46. The new effective date is for reporting periods ending after December 15, 2003. The Company will apply the provisions of FIN 46 to variable interest entities created before February 1, 2003 as of December 31, 2003. Despite the deferral provisions, the Company has completed its evaluation and determined that it has no variable interest entities created before February 1, 2003 and does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 145

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt are not reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB Opinion No. 30 should be reclassified to income from continuing operations in all prior periods presented. Apogent adopted SFAS No. 145 and reclassified the losses on the early extinguishment of its debt and related taxes that were previously recorded in the Consolidated Statement of Operations as an extraordinary items, net of tax.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Statement of Financial Accounting Standards No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with one-time termination benefits and other exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supersedes EITF Issue No. 94-3 in its entirety. Under SFAS No. 146, the following conditions must be met for an action to qualify as an exit or disposal plan: management having the authority to approve the action commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement including the benefits that employees will receive upon termination (including but not limited to cash payments) in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. SFAS No. 146 has been applied prospectively to qualifying exit or disposal activities initiated after December 31, 2002, including certain restructuring charges associated with the restructuring plans described in Note 12.

Statement of Financial Accounting Standards No. 148

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were effective for Apogent’s fiscal year 2003. Apogent adopted the interim disclosure requirements in its Consolidated Financial Statements in the first quarter of fiscal 2003.

Statement of Financial Accounting Standards No. 150

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003 and its adoption did not have an impact on any existing financial instruments entered into on or before May 31, 2003.

2.    Business and Credit Concentrations

Many of the Company’s products are sold through major distributors. Two of these distributors accounted for 14% and 11%, respectively, of the Company’s net sales for 2003 and 2002, and 13% and 10%, respectively, of the Company’s net sales in 2001. Accounts receivable from these distributors comprised approximately 22% and 11%, respectively, of the outstanding consolidated accounts receivable balances at September 30, 2003 and approximately 24% and 10%, respectively, of the outstanding consolidated accounts receivable balances at September 30, 2002.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

3.    Inventories

Inventories at September 30, 2003 and 2002 consisted of the following:

	September 30,
	2003	2002
Raw materials and supplies	$66,816	$74,293
Work in process	19,531	19,400
Finished goods	120,202	110,304

	$206,549	$203,997

The Company uses the last-in, first-out (LIFO) method to value inventory at certain subsidiaries. Inventories would have been $7,303 and $6,674 higher at September 30, 2003 and 2002, respectively, if the first-in, first-out (FIFO) method had been used.

4.    Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2003, 2002, and 2001 is allocated as follows:

	2003	2002	2001
Income from continuing operations	$39,784	$75,144	$64,113
Discontinued operations	(24,952)	(5,199)	5,831
Shareholders’ equity for unrealized gain on security available for sale	(3,330)	2,044	251
Shareholders’ equity for cumulative effect of accounting changes for cash flow hedge	—	—	1,687
Shareholders’ equity for interest rate swap agreements	—	(292)	(1,397)
Shareholders’ equity for pension	(4,281)	(4,120)	—
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,518)	(6,763)	(3,301)

	$5,703	$60,814	$67,184

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended September 30, 2003:
U.S., state and local	$2,551	$27,380	$29,931
Foreign	10,228	(375)	9,853

	$12,779	$27,005	$39,784

Year ended September 30, 2002:
U.S., state and local	$54,635	$11,068	$65,703
Foreign	10,459	(1,018)	9,441

	$65,094	$10,050	$75,144

Year ended September 30, 2001:
U.S., state and local	$50,899	$3,296	$54,195
Foreign	9,260	658	9,918

	$60,159	$3,954	$64,113

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

The domestic and foreign components of income from continuing operations before income taxes and discontinued operations are as follows:

	2003	2002	2001
United States	$88,582	$168,673	$133,777
Foreign	33,575	36,638	29,634

Income before income taxes and discontinued operations	$122,157	$205,311	$163,411

Income tax expense attributable to income from continuing operations was $39,784, $75,144, and $65,472, in 2003, 2002, and 2001, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from continuing operations before income taxes and discontinued operations in 2003, 2002, and 2001 as a result of the following:

	2003	2002	2001
Computed “expected” tax expense	$42,755	$71,859	$57,194
Increase (reduction) in income taxes resulting from:
Utilization of prior year foreign tax credits	(2,195)	—	—
Amortization of goodwill	—	—	4,082
State and local income taxes, net of Federal income tax benefit	5,114	7,205	6,085
Foreign income taxed at rates lower than U.S. Federal income	(1,898)	(2,650)	(860)
Foreign sales corporation / extraterritorial income benefit	(2,735)	(2,800)	(1,817)
Other, net	(1,257)	1,530	(571)

	$39,784	$75,144	$64,113

The significant components of deferred income tax benefit attributable to income from continuing operations for 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Deferred tax expense (exclusive of the effects of other components listed below)	$29,200	$7,625	$3,651
Increase (Decrease) in the valuation allowance for deferred tax assets	(2,195)	2,425	303

	$27,005	$10,050	$3,954

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are presented below.

	2003	2002
Deferred tax assets:
Inventories	$6,482	$5,635
Compensation	3,541	2,929
Sale/Leaseback	4,282	4,424
Employee benefits	918	1,032
Net operating loss, capital loss and tax credit carryforwards	36,105	3,839
Pension	6,277	5,749
Warranty and other accruals	6,811	5,327

Total gross deferred tax assets	64,416	28,935
Less valuation allowance	(36,105)	(3,839)

Net deferred tax assets	28,311	25,096

Deferred tax liabilities:
Depreciation	(28,682)	(16,918)
Purchase accounting	(112,813)	(118,908)
Unrealized appreciation on securities available for sale	(743)	(4,073)
Other	(8,448)	(3,170)

Total deferred tax liabilities	(150,685)	(143,069)

Net deferred tax liability	$(122,375)	$(117,973)

The change in the net deferred tax liability contains $5,043 and $743 of deferred tax liabilities related to acquisitions and the unrealized appreciation on securities available-for-sale, an increase of $1,808 due to foreign exchange adjustments, a reduction of $4,073 related to the sale of a security available-for-sale, $4,281 of deferred tax assets related to pensions and $21,843 of deferred tax benefit from discontinued operations. The valuation allowance for deferred tax assets as of October 1, 2001 was $3,839. The net change in the total valuation allowance for the years ended September 30, 2003 and 2002 was an increase of $32,266 and $2,425 respectively. The valuation allowance relates primarily to net operating loss carryforwards in certain foreign jurisdictions and U.S. states, in which there is a history of pre-tax accounting losses, U.S. capital loss carryforwards and foreign tax credit carryforwards. Management is unable to conclude that there will be sufficient pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.

At September 30, 2003, the Company has an aggregate of $700 of foreign net operating loss carryforwards from certain jurisdictions, the majority of which have no expiration. The Company has an aggregate of $36,004 of state net operating loss carryforwards that expire between 2006 and 2017. The Company has an aggregate of $85,524 of capital loss carryforwards that expire in 2008. At September 30, 2003, the Company has $4,050 of foreign tax credit carryforwards that expire in 2008.

Accumulated earnings of foreign subsidiaries at September 30, 2003, 2002 and 2001 of approximately $48,000, $35,000 and $25,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

5.    Acquisitions and Divestitures

The Company has completed 24 acquisitions, discontinued three businesses and spun off one business since the beginning of 2001. The acquired companies are all engaged in businesses that are similar to the Company’s existing businesses. The divested companies were engaged in the lateral flow, rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases); the manufacture and sale of automated microarray instrumentation for the genomics market; and the vacuum deposition chamber business. The spun off company was engaged in the dental business.

The aggregate purchase price of these acquisitions was allocated to tangible and intangible assets acquired based on their fair values as follows:

	September 30,
Category	2003	2002	2001
Tangible assets	$20,335	$48,039	$23,259
Liabilities assumed	(3,192)	(11,674)	(13,508)
Net assets assumed	17,143	36,365	9,751
Intangible assets	21,568	8,059	38,244
Goodwill	30,408	99,543	120,402
Debt issued	—	—	(79,885)
Less Cash acquired, if any	(2,579)	(4,232)	(4,878)

Cash paid for acquisitions net of cash acquired	$66,540	$139,735	$83,634

The breakdown of goodwill and intangible assets acquired during fiscal 2003 based on their fair values is as follows:

Proprietary technology	$11,055
Trademarks	4,048
Patents	3,229
Licenses	1,790
Non-compete agreements	521
Customer lists and other	925

Net amortizable intangible assets	21,568

Unamortizable intangible assets (goodwill)	30,408

$51,976

2003

During 2003, the Company completed six acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $66.5 million. None of the acquisitions was considered individually significant. The total goodwill and identifiable intangible assets for the acquired companies was approximately $52.0 million (allocated approximately $30.4 million to goodwill and $21.6 million to amortizable intangible assets). The intangible assets will be amortized over their expected lives ranging from 5 to 20 years. The following table outlines the unaudited sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Business Segment Company Acquired	Acquisition Date	Sales	Operating Income	Total Assets	Type of Acquisition
		(in thousands)
Clinical Group:

Pipette, vial and tube products of Meteor Glass Corporation	July 2003	$520	$140	$—	Asset
PathoDx Product Line of Diagnostic Products Corporation	July 2003	2,400	1,020	17	Asset
NeoMarkers, Inc.	October 2002	3,800	1,900	1,900	Stock
Opus Diagnostics Inc.	October 2002	2,100	1,200	600	Asset

Research Group:

Porex Bio Products, Inc. (now known as Quality Scientific Plastics, Inc.)	August 2003	29,050	$3,740	$17,140	Stock
Tempyrox Company, Inc.	January 2003	560	24	201	Asset

The following pro forma financial information presents the combined results of operations of the Company and the purchased businesses referred to above as if the 2003 and 2002 (see below) acquisitions had occurred as of October 1, 2001, after giving effect to certain adjustments including amortization of intangible assets, additional depreciation expense, increased interest expense on debt related to the acquisition and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the purchased companies listed above constituted a single entity during such periods.

	2003	2002
Net sales	$1,124,798	$1,090,534
Net income	(11,015)	131,121
Basic earnings per common share	(0.11)	1.23
Diluted earnings per common share	(0.11)	1.21

2002

During 2002, the Company completed nine acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $141 million. None of the acquisitions were considered individually significant. The total goodwill and identifiable intangible assets for the acquired companies was approximately $111 million. The intangible assets will be amortized over their expected lives ranging from 3 to 20 years. In addition to the purchase price paid for our Capitol Vial subsidiary, we agreed to pay the sellers three times the annual revenues of Capitol Vial for product sales to the U.S. Department of Defense over the twelve month period ending December 31, 2006, or such other earlier date as Apogent and the sellers agree. The maximum earnout payment cannot exceed $9 million. To date, Capitol Vial does not have a contract with the U.S. Department of Defense, and no sales to the Department have been made. The following table outlines the unaudited sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition:

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Business Segment Company Acquired	Acquisition Date	Sales	Operating Income	Total Assets	Type of Acquisition
		(in thousands)
Clinical Group:

Forefront Diagnostics, Inc.	November 2001	$6,850	$1,700	$9,900	Stock
Separation Technology, Inc. .	January 2002	3,200	1,000	3,000	Stock
Capitol Vial, Inc.	February 2002	27,300	9,600	26,200	Stock
Mirror Product Line of SMC Manufacturing	May 2002	600	200	10	Asset

Research Group:

Chromacol Limited, Epsom Glass Industries Limited, and Amchro Inc.	October 2001	9,900	350	5,080	Stock
Barden Engineering	October 2001	600	130	540	Asset
Cosmotec Co. Ltd.	October 2001	5,500	2,500	2,600	Stock
Marsh Bio Products, Inc.	April 2002	17,100	1,800	4,700	Asset
TFO, Incorporated	May 2002	1,700	160	850	Asset

2001

During 2001, the Company completed ten acquisitions, eight for all cash and two for cash and notes in the amount of approximately $80 million. The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was approximately $158 million. The results of these acquisitions were included as of the date they were acquired. The total goodwill and intangibles for the acquired companies was approximately $153 million. Intangible assets with a definite life will be amortized over 3 to 40 years. The following table outlines unaudited sales and operating income for the most recent date prior to the acquisition, and unaudited total assets at the most recent available date prior to acquisition, for each of the acquired companies. The type of acquisition refers to whether the Company purchased assets or the stock of the acquired companies.

Business Segment Company Acquired	Date	Sales	Operating Income	Total Assets	Type of Acquisition
		(in thousands)
Clinical Group:

Vacuum Process Technology, Inc.	November 2000	$3,977	$(19)	$1,097	Asset
Disposable Glass Culture Tube Business of Kimble Glass Inc.	April 2001	5,800	331	—	Asset
Innovative Diagnostics, Inc.	July 2001	1,300	163	—	Asset
Disposable Glass Pasteur Pipette and Perfume Sampler Vial Product Line of Kimble Glass Inc.	August 2001	2,000	400	—	Asset
Latex Agglutination Product Line of Medtek Diagnostics LLC.	July 2001	220	150	—	Asset
Daniel Mirror Company	September 2001	6,800	2,000	—	Asset

Research Group:

BioRobotics Group Ltd.	March 2001	10,500	2,500	4,592	Stock
Advanced Biotechnologies Ltd.	April 2001	21,500	6,700	14,265	Stock
Mosaic Technologies Inc.	July 2001	1,400	(747)	—	Asset
Chromatography Vial Product Line of Kimble Glass Inc.	August 2001	7,200	1,300	—	Asset

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Discontinued Operations:

Divestitures

On March 25, 2003, the Company made the decision to dispose of two of its businesses: the lateral flow, rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases) as conducted by Applied Biotech; and the manufacture and sale of automated microarray instrumentation for the genomics market as conducted by BioRobotics. The decision was based in part on the Company’s ongoing strategy of strengthening the market positions of our leading brands and focusing on sales of our consumable laboratory products that have more stable growth expectations. These businesses no longer met the Company’s strategic requirements. During fiscal 2003, in connection with the discontinuance of these businesses, we incurred charges of approximately $87,076, net of income tax benefit of $21,755, related to the write-down of net assets to their estimated fair value less costs to sell. The decision to sell these companies represents a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of these businesses have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. In August 2003, the Company sold Applied Biotech to Inverness Medical Innovations, Inc. for 692,506 shares of Inverness common stock and $13,400 in cash. In September 2003, we sold BioRobotics to Genomic Solutions Acquisition Limited for a net amount of approximately $1,867. For business reporting purposes, Applied Biotech was previously classified in the clinical group business segment, and BioRobotics was classified in the research group business segment.

Operating results from Applied Biotech for the years ended September 30, 2003, 2002 and 2001 were as follows:

	Years Ended September 30,
	2003	2002	2001
Net Sales	$25,338	$40,954	$38,239
Gross Profit	8,261	18,957	16,698
Pretax income (loss)	(2,927)	10,056	11,095
Income tax (benefit) expense	(1,083)	3,673	4,351
Net income (loss)	(1,844)	6,391	7,034

Operating results from BioRobotics for the years ended September 30, 2003, 2002 and 2001 were as follows:

	Years Ended September 30,
	2003	2002	2001
Net Sales	$5,100	$5,752	$5,110
Gross Profit	2,101	2,931	3,798
Pretax income (loss)	(2,194)	(2,091)	1,159
Income tax (benefit) expense	(768)	(755)	427
Net income (loss)	(1,426)	(1,366)	442

Assets and liabilities of Applied Biotech were as follows:

September 30, 2002
Current assets	$22,844
Property, plant and equipment, net	5,496
Intangible assets	74,801
Total assets	103,335
Current liabilities	2,830
Total liabilities	2,830

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Assets and liabilities of BioRobotics were as follows:

September 30, 2002
Current assets	$3,617
Property, plant and equipment, net	714
Intangible assets	39,711
Total assets	44,042
Current liabilities	6,174
Total liabilities	6,174

During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. The decision was made following a slow-down in the telecommunications industry, in which Vacuum Process Technology targeted a majority of its products, and, as a result, the business no longer met the Company’s strategic requirements. During fiscal 2002, in connection with the discontinuance of this business, we incurred a charge of $13,200, net of income tax benefit of $7,600, related to the write-down of net assets to their estimated fair value less costs to sell. During fiscal 2003, the Company completed the sale of Vacuum Process Technology and, as a result, incurred an additional charge of $2,834, net of income tax benefit of $1,619. The decision to sell Vacuum Process Technology represents a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of this business have been classified as discontinued operations. For business reporting purposes, Vacuum Process Technology was previously classified in the clinical group business segment. Operating results from Vacuum Process Technology for the years ended September 30, 2003, 2002 and 2001 were as follows:

	Years Ended September 30,
	2003	2002	2001
Net Sales	$910	$3,982	$15,372
Gross Profit	(803)	544	3,127
Pretax income (loss)	(1,490)	(1,370)	1,610
Income tax (benefit) expense	(551)	(497)	620
Net income (loss)	(939)	(873)	990

Assets and liabilities of Vacuum Process Technology were as follows:

September 30, 2002
Current assets	$3,771
Property, plant and equipment, net	817
Intangible assets	—
Total assets	5,436
Current liabilities	305
Total liabilities	305

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

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

6.     Property, Plant, and Equipment

Major classifications of property, plant, and equipment at September 30, 2003 and 2002 are as follows:

	September 30,
	2003	2002
Land and land improvements	$13,917	$13,279
Buildings and building improvements	123,804	119,368
Machinery and equipment	418,865	369,996
Construction in progress	22,671	22,930

	579,257	525,573
Less: Accumulated depreciation	(296,505)	(254,680)

	$282,752	$270,893

7.     Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2001. SFAS No. 142 requires that all goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually. The initial impairment test performed as of October 1, 2001 indicated no circumstances of impaired goodwill. The following table reconciles reported amounts to that which would have been reported if the current method of accounting was used for the fiscal year ended September 30, 2001:

Year Ended September 30, 2001
Net income
Reported net income	$95,941
Add back: goodwill amortization, net of tax	22,363

Adjusted net income	$118,304

Basic earnings per common share:
Reported earnings per share	$0.91
Add back: goodwill amortization, net of tax	0.21

Adjusted basic earnings per common share	$1.12

Diluted earnings per common share:
Reported fully diluted earnings per share	$0.89
Add back: goodwill amortization, net of tax	0.21

Adjusted Diluted earnings per common share	$1.10

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

As a result of SFAS No. 142, the Company is no longer amortizing approximately $999,243 of goodwill as of September 30, 2003.

Intangible assets were as follows:

	September 30,		Weighted Average Life(a)
	2003	2002
Amortizable intangible assets
Proprietary technology	$80,838	$91,571	14.52
Trademarks	80,823	80,402	31.09
Patents	36,604	34,092	14.97
Licenses	11,913	17,798	26.44
Drawings	11,806	11,754	29.33
Non-compete agreements	11,007	16,316	5.22
Customer lists and other	21,342	21,136	12.21
Less: Accumulated amortization	(74,841)	(71,210)

Net amortizable intangible assets	179,492	201,859
Unamortizable intangible assets (goodwill)	999,243	1,029,591

	$1,178,735	$1,231,450

(a)	Weighted average life is as of September 30, 2003.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Intangible assets at September 30, 2003 by business segment were as follows:

	Clinical Group	Research Group	Consolidated
Proprietary technology	$65,444	$15,394	$80,838
Less: Accumulated amortization	(20,661)	(6,747)	(27,408)

Net proprietary technology	44,783	8,647	53,430

Trademarks	18,450	62,373	80,823
Less: Accumulated amortization	(2,130)	(16,661)	(18,791)

Net trademarks	16,320	45,712	62,032

Patents	20,577	16,027	36,604
Less: Accumulated amortization	(4,983)	(4,406)	(9,389)

Net patents	15,594	11,621	27,215

Licenses	9,489	2,424	11,913
Less: Accumulated amortization	(3,209)	(297)	(3,506)

Net licenses	6,280	2,127	8,407

Drawings	—	11,806	11,806
Less: Accumulated amortization	—	(6,247)	(6,247)

Net drawings	—	5,559	5,559

Non-compete agreements	5,488	5,519	11,007
Less: Accumulated amortization	(3,595)	(3,508)	(7,103)

Net non-compete agreements	1,893	2,011	3,904

Other identifiable intangible assets(a)	8,672	11,976	20,648
Less: Accumulated amortization	(760)	(1,242)	(2,002)

Net other identifiable intangibles(a)	7,912	10,734	18,646

Net amortizable intangible assets(a)	$92,782	$86,411	$179,193

Excess cost over net asset values acquired (goodwill)	$513,216	$486,027	$999,243

Unamortizable intangible assets (goodwill)	513,216	486,027	999,243

Note (a): At September 30, 2003, Apogent Corporate Office had $694 of amortizable other identifiable intangible assets and $395 of related accumulated amortization that were not allocated to either of the business segments and are not included in the consolidated totals in the above table.

Amortization of intangible assets was $15,549, $13,599, and $40,067 for the years ended September 30, 2003, 2002, and 2001, respectively. Amortization expense relating to the existing identifiable intangible assets for each of the next five years (beginning with fiscal 2004) is expected to be $15,033, $14,404, $13,743, $13,226, and $12,744, respectively.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

The changes in the carrying amount of goodwill for the year ended September 30, 2003 and 2002 are as follows:

	Clinical Group	Research Group	Consolidated
Balance at September 30, 2001	$397,433	$454,458	$851,891
Goodwill acquired during the year	95,087	4,456	99,543
Reclassification of customer lists and workforce	73,835	25,141	98,976
Goodwill written off related to disposal of VPT	(21,023)	—	(21,023)
Reduction in purchase price of prior year acquisition	—	(10,635)	(10,635)
Effect of change in foreign currencies	3,707	7,132	10,839

Balance at September 30, 2002	$549,039	$480,552	$1,029,591

Goodwill acquired during the year	13,094	17,314	30,408
Goodwill written off related to disposal of ABI and BioRobotics	(54,421)	(30,827)	(85,248)
Change in purchase price of prior year acquisition	5,254	463	5,717
Effect of change in foreign currencies	250	18,525	18,775

Balance at September 30, 2003	$513,216	$486,027	$999,243

During fiscal 2003, the Company included approximately $100.4 million in goodwill and intangibles in the calculation of the loss on the sales of Applied Biotech, BioRobotics and Vacuum Process Technology. During fiscal 2002 the Company included approximately $21.3 million in goodwill and intangibles in the calculation of the estimated loss on sale of Vacuum Process Technology.

8.     Long-Term Debt

Long-term debt at September 30, 2003 and 2002 consisted of the following:

	September 30,
	2003	2002
Revolving Credit Facility	$323,106	$—
8% Senior Notes, net of discount	8,015	323,685
2.25% Senior Convertible Contingent Debt	300,000	300,000
6.5% Senior Subordinated Notes	250,000	—
Sellers’ Notes	1,531	24,656
Sale/Leaseback Obligation	11,012	11,416
Capital leases and other	606	615

	894,270	660,372
Less: Current portion of long-term debt	(2,281)	(25,352)

	$891,989	$635,020

Securities Lending Agreement	$—	$60,183

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Credit Agreements:    Until December 11, 2000, the Company and its principal domestic subsidiaries (including certain subsidiaries of SDS) were parties to a credit agreement (as amended, the “Previous Credit Agreement”) with The Chase Manhattan Bank (“Chase”) and certain other lenders providing for a term A loan facility of $300,000 (the “Tranche A Term Loan Facility”), a term B loan facility (the “Tranche B Term Loan Facility”) and a revolving credit facility of up to $600,000 (the “Previous Revolving Credit Facility”). In connection with the Spin-Off, on December 1, 2000, the Company entered into a replacement credit agreement (the “Credit Agreement”) with Chase and certain other lenders providing for a term loan of $300,000 (the “Term Loan Facility”) and a revolving credit facility of up to $500,000 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Borrowings under the Credit Facilities were unsecured. On December 11, 2000, the Company borrowed approximately $563,000 under the Credit Facilities and together with funds aggregating $375,000 (approximately $307,100, the amount equal to the outstanding amounts under the Previous Credit Agreement attributable to SDS on December 11, 2000 including accrued interest plus a cash dividend of $67,900 from SDS to the Company), used such funds to repay all of the outstanding amounts under the Previous Credit Agreement (including amounts attributable to SDS and accrued interest) aggregating $938,000.

Previous Revolving Credit Facility:    Obligations under the Credit Facility were paid and replaced with a new credit facility on July 29, 2003. As a result, the Company wrote off deferred financing fees (approximately $2.0 million) associated with the previous credit facility.

Term Loan Facility:    Borrowings under the Term Loan Facility were paid in full from the proceeds of the 8% Senior Notes Offering completed in April 2001 (see below).

New Revolving Credit Facility:    On July 29, 2003, we and three of our domestic subsidiaries acting as co-borrowers, entered into a new $500 million revolving credit facility that matures on July 29, 2008, and terminated our former revolving credit facility, as amended, that was scheduled to mature on December 1, 2005. The new revolving credit facility contains essentially the same terms and conditions as our previous credit facility, as amended. However, unlike the previous credit facility, the new credit facility includes subsidiary co-borrowers and permits us to make restricted payments, including dividends and stock repurchases under our stock repurchase program, subject to a limit on restricted payments made from and after July 29, 2003 of $200 million plus an amount equal to 50% of our quarterly consolidated net income, for the fiscal quarters ending June 30, 2003 and thereafter. In addition, the new credit facility provides for a $200 million limit on foreign currency loans compared to the $100 million foreign currency borrowing limit under the old revolving credit facility. The new revolving credit facility provides for an annual interest rate equal to, at our option, either: (a) ABR (a floating rate-based interest calculation) plus 0% to 0.625% (the “Revolving Loan ABR Margin”), or (b) the Eurodollar Rates plus 0.625% to 1.625% (the “Revolving Eurodollar Rate Margin”). We also pay a facility fee of 0.125% to 0.375% for all commitments from the lenders, whether drawn or undrawn, and a utilization fee of 0.25% per annum if more than 50% of the facility is drawn. The rate applicable with regard to each of the Revolving Loan ABR Margin, the Revolving Loan Eurodollar Margin, and the facility fee depend upon our senior, unsecured long-term credit rating from S&P and Moody’s. Based upon our current credit rating, the Revolving Loan ABR Margin, the Revolving Loan Eurodollar Margin, and the facility fee would be 0.25%, 1.25%, and 0.25%, respectively. As noted, our new revolving credit facility also provides for a multi-currency sub-facility providing up to $200 million in sub-commitments in non-dollar currencies. Terms and conditions on the multi-currency subfacility are to be agreed upon between JPMorgan Chase and the lenders providing funding under such subfacility. We may not exceed a total of $500 million in dollar and non-dollar commitments under this facility. Our new revolving credit facility also provides for the issuance of letters of credit, for our benefit or the benefit of our subsidiaries, as required in the ordinary course of business as part of the working capital line. As of September 30, 2003, we had available borrowing capacity under our revolving credit facility of

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

approximately $170 million, but were limited to borrowing approximately $130 million by the revolving credit facility’s covenants (excluding borrowings used to repay other indebtedness). There was also $6.5 million of reserved borrowing capacity for standby letter of credit obligations, as of September 30, 2003.

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

On September 16, 2003, the Company announced a cash tender offer for its $325.0 million principal amount of 8% Senior Notes due 2011 (the “Notes”). As of September 30, 2003, Apogent received and settled tenders for a total of $316.9 million principal amount of Notes, representing approximately 97.5% of the aggregate principal amount of Notes outstanding prior to the tender offer. The one-time costs associated with this tender were approximately $59.6 million which consisted of a net premium paid to extinguish the debt (approximately $55.0 million), the write-off of deferred financing fees (approximately $2.1 million), the write-off of the unamortized discount (approximately $1.2 million), and other expenses related to the tender offer (approximately $1.3 million).

Senior Convertible Contingent Debt:    On October 10, 2001, we issued $300.0 million of senior convertible contingent debt securities (CODES). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year. We also must pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. No contingent interest has ever been payable on the CODES, and no contingent interest is payable during the six-month period from April 15, 2003 to October 14, 2003. The CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based upon specified factors including but not limited to the sale price of our common stock, trading prices of the CODES, maintenance of our credit ratings, and the occurrence of specified corporate transactions, including certain repurchases of our common stock), into our common stock at a price of approximately $30.49 per share. We may redeem some or all of the CODES on or after October 20, 2004. The holders may require us to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of our subsidiaries guarantee our obligations under the CODES.

6 1/2 Senior Subordinated Notes:    On June 2, 2003, the Company issued $250 million aggregate principal amount of 6 1/2% senior subordinated notes due 2013. Interest is fixed at an annual rate of 6.5% and is payable on May 15 and November 15 of each year, beginning on November 15, 2003. Interest will accrue from June 2, 2003. We may redeem some or all of these notes at any time on or after May 15, 2008. After May 15, 2008, the notes are redeemable at 103.250%, 102.167%, 101.083%, and 100.000% of their principal amount plus accrued interest and any liquidated damages, if redeemed during the twelve-month period beginning on May 15 of 2008, 2009, 2010, and 2011 and thereafter, respectively. Prior to May 15, 2006 and subject to satisfaction of specified

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

conditions, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.5% plus accrued and unpaid interest and other charges. The holders may require the Company to purchase all or a portion of their notes at 101% upon a change of control event. These notes are Apogent Technologies Inc.’s general unsecured obligations and are guaranteed on a senior subordinated basis by our domestic subsidiaries that have guaranteed, and our subsidiaries that will in the future guarantee, obligations under our revolving credit facility. The notes and the guarantees rank junior in right of payment to all of the Company’s and each subsidiary guarantor’s existing and future senior debt and rank pari passu in right of payment with all of the Company’s and each subsidiary guarantor’s senior subordinated debt.

Sellers’ Notes:    In connection with certain acquisitions, the Company has issued notes payable to the related sellers. The notes bear interest of 5% to 6% and mature at various dates through May 2005. As of September 30, 2003, only one seller note remained outstanding (approximately $1.5 million). The note is redeemable by the holder, subject to certain time restrictions. The note is unsecured, however in certain instances, it is guaranteed by a subsidiary of the Company.

Sale/Leaseback:    On December 22, 1988, we completed the sale and leaseback (the “Sale/Leaseback”) of our then principal domestic manufacturing and office facilities with an unaffiliated third party. The proceeds of $22.5 million (net of approximately $1.1 million in fees) were used to retire debt. The transaction has been accounted for as a financing for financial statement purposes and as a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

We pay all costs of maintenance and repair, insurance, taxes, and all other expenses associated with the properties. In addition, each of the leases is unconditionally guaranteed by us.

The initial term of each lease is 25 years with five five-year renewal options. The initial aggregate annual payments relating to Apogent under the leases were $1.7 million payable monthly in advance. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period will be capped at 15%. Beginning January 1, 1999 annual payments increased to $2.2 million. The next adjustment will occur on January 1, 2004.

We have the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party (the “Third Party Offer”) at any time during the term of the leases. The purchase price upon exercise of the option will be an amount equal to the purchase price contained in the Third Party Offer. We also have the option to purchase the facilities, subject to complying with the notice provision in the leases, on any date between June 1, 2008 and May 31, 2009. The purchase price upon the exercise of the option is the greater of the fair market value of the leased premises or the sum of the landlord’s acquisition cost for the leased premises and any prepayment premiums that would be payable under the landlord’s financing for the premises.

In the event of a breach of certain covenants which include, subject to certain exceptions, restrictions on our and our subsidiaries’ incurrence of certain additional indebtedness, payment of dividends or the making of other distributions or the repurchase of our capital stock, or the creation of liens on our respective properties, we must cause each subsidiary to make a rejectable offer to the lessor to purchase its facility. If the lessor accepts the rejectable offer, each subsidiary will pay to the lessor a formula price based upon the lessor’s equity in the property and the lessor’s pre-payment premium to its lender. We may also be obligated to repurchase the property upon the occurrence of certain other events.

Securities Lending Agreement:    On September 29, 1999, the Company purchased a United States Treasury Bond (“Treasury”) with a par value of $50 million, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company loaned the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company received collateral equal to the

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

market value of the Treasury on the date of the loan, and adjusted on a weekly basis. This securities lending transaction was related to the Company’s lending policy by fixing $50 million of its floating rate debt. For a period of five years, the Company was obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. Thereafter, the Company was required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate could not exceed the federal funds rate in effect as of the day of determination plus .25%) and the Company received all distributions made on or in respect to the Treasury.

On September 19, 2003, Apogent settled its obligations under its Securities Lending Agreement and terminated the arrangement. The one-time costs associated with the termination of this arrangement were approximately $1.4 million and consisted of premium paid to extinguish the debt (approximately $6.0 million), the write-off of deferred financing fees (approximately $2.1 million) offset by a gain on the sale of the Treasury security (approximately $6.7 million). This transaction was accounted for as a secured borrowing under SFAS No. 140.

Maturities of Long-Term Debt:    As of September 30, 2003, maturities of long-term debt, including capital leases and sale and leaseback arrangements, are as follows:

Fiscal
2004	$2,281
2005	300,879
2006	644
2007	753
2008	323,986
Thereafter	265,727

$894,270

9.     Lease Commitments

As of September 30, 2003, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 8, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

Fiscal	Capital	Operating
2004	$269	$14,141
2005	153	11,641
2006	45	10,309
2007	3	9,190
2008	—	8,192
Thereafter	—	29,336

	$470	$82,809

Less amounts representing interest	36

Present value of net minimum lease payments	434
Less current portion	227

Long-term obligations under capital leases	$207

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Amortization of assets held under capital leases is included with depreciation expense.

Rental expense under operating leases for fiscal years ended 2003, 2002, and 2001 was approximately $15,608, $13,123, and $10,272, respectively.

10.     Fair Market Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

8% Senior Notes, 2.25% Senior Convertible Contingent Debt (CODES), and 6 1/2% Senior Subordinated Notes:    The fair values of our issued debt securities were obtained from dealer quotes.

	September 30, 2003		September 30, 2002
	Reported Amount	Estimated Fair Value	Reported Amount	Estimated Fair Value
8% Senior Notes	$8,015	$9,038	$323,685	$377,000
2.25% CODES	300,000	302,250	300,000	303,000
6 1/2% Senior Subordinated Notes	250,000	257,500	—	—

Sale/Leaseback:    The fair value was determined by estimating the interest rate at which the Company could refinance the Sale/Leaseback given the same maturity period.

	September 30, 2003		September 30, 2002
	Reported Amount	Estimated Fair Value	Reported Amount	Estimated Fair Value
Sale Leaseback	$11,012	$9,351	$11,416	$10,166

Foreign Exchange Contracts:    The Company enters into foreign exchange hedging contracts to hedge certain sales commitments and loans made to foreign subsidiaries denominated in foreign currencies. The purpose of the Company’s foreign currency-hedging activities is to protect the Company from the risk that the eventual cash flows resulting from foreign activities will be adversely affected by changes in exchange rates. The recognition of gains and losses on contracts entered into to hedge sales commitments are included in net income as an adjustment to net sales. At September 30, 2003 and 2002, the Company had no foreign exchange option contracts.

Interest Rate Swaps:    The Company enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and five years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains and losses resulting from terminated interest rate swap agreements are deferred and recognized in net income over the shorter term of the remaining contractual life of the swap agreement or the remaining term of the debt underlying the swap agreement. If swap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as an adjustment to interest expense at the time of the termination. As of September 30, 2003, the Company has no interest rate swap agreements.

On December 11, 2000, the Company extinguished the variable rate long-term debt to which the then-existing swaps were designated and as a result the interest rate swaps ceased to be accounted for as hedges.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

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

11.     Employee Benefit Plans

Pension and Other Post-retirement Benefits:    The Company has four defined benefit pension plans covering approximately 43% of its U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company’s funding policy is to generally make the minimum annual contributions required by applicable regulations. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for eligible retired employees, which are funded as costs are incurred. Certain employees who reached the age of 55 prior to January 1, 1996 will become eligible for post-retirement health care only if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for both qualifying active and retired employees and their dependents. The post-retirement health care plans for subsidiaries of the Company and certain divested operations are generally contributory, with retiree contributions adjusted annually. In 1986, the Company instituted a policy with respect to post-retirement medical premiums whereby the Company’s contributions were frozen at the levels equal to the Company’s contribution on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

The following assumptions were used in determining the funded status of the Company’s defined benefit plans:

	2003	2002
Discount rate	6.00%	7.25%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	9.50%

The following assumptions were used in determining the accumulated post-retirement benefit obligation of the Company’s post-retirement plans:

	2003		2002
Discount rate	6.00%		7.25%
Average increase in medical costs	9.00	% (a)	10.00%

(a)	For measurement purposes, a 9% annual rate of increase in the Company-paid medical premiums for non-frozen groups was assumed for 2003, decreasing gradually to 5% in year 2008 and thereafter.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligations:
Obligations at beginning of year	$75,828	$63,170	$7,144	$5,792
Service cost	3,392	2,915	18	15
Interest cost	5,411	4,823	488	418
Actuarial loss (gain)	12,870	7,585	620	2,114
Benefit payments	(2,580)	(2,665)	(964)	(1,195)

Obligations at end of year	$94,921	$75,828	$7,306	$7,144
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$47,097	$51,801	$—	$—
Actual return on plan assets	1,418	(2,249)	—	—
Employer contributions	6,653	210	964	1,195
Benefit payments	(2,580)	(2,665)	(964)	(1,195)

Fair value of plan assets at end of year	$52,588	$47,097	$—	$—
Funded Status:
Funded status at end of year	$(42,333)	$(28,731)	$(7,306)	$(7,144)
Unrecognized prior service cost	100	123	—	—
Unrecognized loss	35,072	20,253	4,865	4,497

Net amount recognized at measurement date	(7,161)	(8,355)	(2,441)	(2,647)
Employer contribution paid after measurement date	3,848	2,932	206	—

Net amount recognized at end of year	$(3,313)	$(5,423)	$(2,235)	$(2,647)

The following table provides the amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(28,801)	(19,042)	(2,441)	(2,647)
Intangible asset	100	123	—	—
Accumulated other comprehensive income	21,540	10,564	—	—

Net amount recognized at measurement date	(7,161)	(8,355)	(2,441)	(2,647)
Employer contribution paid after measurement date	3,848	2,932	206	—

Net amount recognized at September 30	$(3,313)	$(5,423)	$(2,235)	$(2,647)

The following table provides disclosure of the net periodic benefit cost:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$3,392	$2,915	$2,125	$18	$15	$13
Interest cost	5,411	4,823	4,026	488	419	298
Expected return on plan assets	(4,223)	(4,858)	(4,940)	—	—	—
Amortization of transition (asset) obligation	—	(6)	12	—	—	—
Amortization of prior service cost	23	23	(1)	—	—	—
Amortization of net loss (gain)	855	3	(110)	253	128	—

Net periodic benefit cost	$5,458	$2,900	$1,112	$759	$562	$311

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of fair value of plan assets were $94,921, $81,389, and $52,588, respectively, as of September 30, 2003 and $74,144, $64,934, and $45,941, respectively, as of September 30, 2002.

As a result of the accumulated benefit obligations of the Company’s pension benefit plans exceeding the fair market value of the plans’ assets, the Company has recorded a $6,456 minimum liability, net of tax of $4,281, through a charge to equity during 2003. The balance of the additional minimum liability is approximately $21,540 and $10,564 at September 30, 2003 and 2002, respectively. This charge is reflected as a reduction to other comprehensive income.

An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated post-retirement benefit obligation and service and interest cost components as of September 30, 2003 by approximately $259 and $16, respectively.

Because the majority of the post-retirement plans are remaining liabilities from certain divested operations and more than 85% of the 2003, 2002 and 2001 net periodic post-retirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $488, $418, and $298 in 2003, 2002, and 2001, respectively.

We have decreased the expected long-term rate of return on plan assets from 10.0% (the rate we used in 2001 and prior years) to 9.5% for fiscal 2002 to 8.5% for fiscal 2003, which is the rate we expect to use in the foreseeable future. The changes in our expected long-term rate of return resulted in annual increases in our net pension expense of approximately $250 and $500 for fiscal 2002 and 2003, respectively. At the current asset base in our pension plans, a hypothetical 25 basis point increase/decrease in the asset return assumption would decrease/increase our annual pension expense by approximately $135.

Over the last three years, our investment returns on the assets held by our pension plans have been significantly lower than prior year returns. For fiscal 2003, plan assets yielded a return of approximately 2.9%, as compared to the expected return of 8.5%. This difference resulted in an actual return variance of approximately $2.8 million. This variance increased expected fiscal 2004 net pension expense by approximately $430.

Discount rates used to determine the funded status were 6.00%, 7.25% and 7.75% for the fiscal years 2003, 2002, and 2001, respectively. The amount of pension expense is sensitive to changes in the discount rate. Had the discount rate remain unchanged from 2001 to 2002, fiscal 2003 expense would have been approximately $270 lower. The estimated effect of the change of the discount rate from 7.25% to 6.00% is to increase fiscal 2004 net pension expense by approximately $1.8 million.

Primarily as a result of the factors described above, our pension plans have $35 million of cumulative unrecognized losses as of the current June 30, 2003 measurement. Generally, these cumulative losses are amortized into expense each year on a straight-line basis over the average remaining expected future-working lifetime of active participants (currently approximately 15 years), subject to future asset returns (estimated and actual) and discount rates.

Savings Plans:    Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions made by the Company under the plans, net of forfeitures, were approximately $3,562, $3,242, and $3,079 for 2003, 2002, and 2001, respectively.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

12.     Restructuring Charges

During the year ended September 30, 2003, the Company recorded restructuring charges of approximately $13.5 million (approximately $8.3 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of cost of sales and selling, general, and administrative expenses. The cost of sales component of approximately $7.5 million related to the write-off of inventory and severance associated with employees in production activities. The selling, general and administrative component of approximately $6.0 million related to write-off of fixed assets, severance associated with non-production employees and other shutdown costs.

Restructuring activities for these actions are as follows:

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
Fiscal 2003 Restructuring charges	$3,664	$5,825	$2,798	$1,220	$28	$13,535
Fiscal 2003 Cash payments	(2,378)	—	—	(1,070)	—	(3,458)
Fiscal 2003 Non-cash charges	—	(5,825)	(2,798)	—	(28)	(8,651)

September 30, 2003 accrual balance	$1,286	$—	$—	$150	$—	$1,436

(a)	Amount represents severance and termination costs for 220 terminated employees (primarily sales, marketing and manufacturing personnel in the United States).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

During fiscal 2002, the Company recorded restructuring charges of approximately $7.1 million (approximately $4.4 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of cost of sales and selling, general and administrative expenses. The cost of sales component of approximately $5.6 million related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities. The selling, general and administrative component of approximately $1.5 million related to severance associated with non-production employees as well as certain lease terminations and other shutdown costs. In addition, during fiscal 2002, we recorded a credit of $0.3 million related to the reversal of an unused reserve from the fiscal 2000 Restructuring Charge.

Restructuring activities for these actions are as follows:

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
Fiscal 2002 Restructuring charges	$1,466	$3,709	$353	$1,409	$155	$7,092
Fiscal 2002 Cash payments	(989)	—	—	(682)	—	(1,671)
Fiscal 2002 Non-cash charges	—	(3,709)	(353)	—	(155)	(4,217)

September 30, 2002 balance	$477	$—	$—	$727	$—	$1,204
Fiscal 2003 Cash payments	(477)	—	—	(405)	—	(882)

September 30, 2003 accrual balance	$—	$—	$—	$322	$—	$322

(a)	Amount represents severance and termination costs for 126 terminated employees (primarily sales, marketing and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

The Company expects to make future cash payments of approximately $1,400 associated with the above restructuring actions during the fiscal 2004 and approximately $400 in fiscal 2005 and beyond.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

13.    Commitments and Contingent Liabilities

Nalge Nunc International, a subsidiary in our research group business segment, has been identified as a potentially responsible party (“PRP”) at the Aqua-Tech site in South Carolina (the “Aqua-Tech Site”) with respect to a previously owned facility. An action has been conducted at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Our total expenses (including legal fees) to date have been approximately $170. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. We participated with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study, which is now being used by the EPA to determine what remedy, if any, should be required at the site. There has been no opposition to the proposed remedial investigation and feasibility study. Adoption of the remedial investigation plan will likely occur in 2004. Our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent. It is anticipated that our liability in this matter will be in proportion to the amount of reported waste we were deemed to have sent. Therefore, even though CERCLA does provide for joint and several liability, we believe that any ultimate liability will not exceed our estimate of at approximately $350 including fees and remediation costs, and will not have a material adverse effect on our results of operations or financial condition.

Applied Biotech, formerly a subsidiary in our clinical group business segment, manufactured and supplied immunoassay pregnancy tests to Warner Lambert Co. (now part of Pfizer Inc.). Warner Lambert sold the tests to retailers who sell them over-the-counter to consumers. Applied Biotech supplied the product to Warner Lambert pursuant to a supply agreement that Warner Lambert claims required Applied Biotech to defend and indemnify Warner Lambert with respect to any liability arising out of claims that the product infringes any patents held by third parties. On January 8, 1999, Conopco, Inc. d/b/a Unipath Diagnostics Company filed a lawsuit against Warner Lambert in the U.S. District Court for the District of New Jersey. The Unipath Diagnostics business, along with this lawsuit, were subsequently sold to Inverness Medical Switzerland GmbH (“Inverness”). In the Conopco litigation and in two other cases, Inverness claimed that the Warner Lambert pregnancy test supplied by Applied Biotech infringed certain patents owned by Inverness. Applied Biotech agreed to defend in two of these lawsuits on behalf of Warner Lambert. These cases were settled and dismissed as to Pfizer/Warner Lambert and, by extension, Applied Biotech, in August 2003 without payment of damages by Applied Biotech or Apogent.

On October 15, 2002, Armkel, LLC sued Pfizer in the U.S. District Court for the District of New Jersey for patent infringement with respect to these same pregnancy products (the “Armkel Litigation”). In July 2003, Pfizer filed a third-party complaint lawsuit in the U.S. District Court for the District of New Jersey against Applied Biotech to enforce the alleged obligation of Applied Biotech to indemnify and defend Pfizer with regard to the Armkel Litigation. Under the terms of the sale of Applied Biotech to Inverness consummated in August 2003, we retained liability of Applied Biotech for claims arising from the Armkel Litigation. We do not believe that Applied Biotech has an obligation to defend and indemnify Pfizer with respect to the Armkel Litigation and have taken that position. The lawsuit between Armkel and Pfizer has been settled and dismissed, although Pfizer’s lawsuit against Applied Biotech continues. Although we do not know the terms of the settlement between Pfizer and Armkel, we do not believe that the outcome of the Armkel Litigation will have a material adverse effect on our results of operations or financial condition.

We and our subsidiaries are parties to a number of lawsuits or subject to claims arising out of our respective operations, or the operation of businesses divested since the 1980’s for which certain of our subsidiaries may continue to have legal or contractual liability, including product liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety, and environmental claims and cases,

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

some of which involve claims for substantial damages. We vigorously defend lawsuits and other claims against us. Based upon our assessment of the cases and claims against us and our experiences with similar cases and claims in the past, we believe that any liabilities which might reasonably result from any of the pending cases and claims would not have a material adverse effect on our results of operations or financial condition. However, there can be no assurance as to this or that we will not be subjected to significant additional claims in the future with respect to our current or former operations which would have such a material adverse effect.

In accordance with SFAS No. 5, “Accounting for Contingencies,” Apogent makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Apogent reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. We do not reduce legal or contractual liabilities for possible recoveries from insurance companies.

14.     Capital Stock

Stock Option Plans:    The Company has five stock option plans. As of September 30, 2003, there were options with respect to 20,871 shares of Common Stock outstanding under the 1990 Stock Option Plan (the “1990 Plan”) and there were no shares remaining available for the granting of options under such plan; there were options with respect to 8,082,578 shares of Common Stock outstanding under the Amended and Restated 1993 Long-Term Incentive Plan (the “1993 Plan”) and there were no shares remaining available for the granting of options under such plan; there were options with respect to 5,038,266 shares of Common Stock outstanding under the 2001 Equity Incentive Plan and there were 1,961,734 shares remaining available for granting options under such plan; there were options with respect to 254,303 shares of Common Stock outstanding under the Amended and Restated 1994 Outside Directors’ Stock Option Plan (the “1994 Outside Directors’ Plan”), and there were no shares available for the granting of options under such plan; there were options with respect to 233,590 shares of Common Stock outstanding under the 1999 Outside Directors’ Stock Option Plan (the “1999 Outside Directors’ Plan”), and there were no shares remaining available for the granting of options under such plan.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at September 30, 2000	8,393,658	$6.36—$32.00	$19.27
Effect on outstanding options from Spin-Off of SDS	1,449,749
Granted	953,443	$21.58—$24.52	$22.69
Exercised	(706,522)	$5.10—$21.46	$9.29
Canceled and available for reissue	(151,880)	$12.31—$25.67	$20.47

Options outstanding at September 30, 2001	9,938,448	$5.10—$24.84	$17.10
Granted	3,111,640	$19.20—$25.10	$25.01
Exercised	(1,082,688)	$5.10—$22.24	$8.15
Canceled and available for reissue	(127,745)	$18.40—$25.10	$22.87

Options outstanding at September 30, 2002	11,839,655	$5.10—$25.10	$19.95
Granted	2,660,700	$16.67—$20.51	$16.76
Exercised	(419,315)	$5.10—$21.58	$8.71
Canceled and available for reissue	(438,966)	$5.10—$25.10	$20.55

Options outstanding at September 30, 2003	13,642,074	$6.19—$25.10	$19.65

Options exercisable at September 30, 2003	8,627,968	$6.19—$25.10	$19.17

Options available for grant at September 30, 2003	1,961,734

The range of exercise prices for options outstanding at September 30, 2003 was $6.19 to $25.10. The range of exercise prices for options is wide due to the increasing price of the Company’s stock (upon which the exercise price is based) over the period of the grants.

The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 2003:

	Options Outstanding			Options Outstanding and Excercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 5.01-$10.00	1,215,561	1.5	$7.40	1,215,561	$7.40
$10.01-$15.00	132,945	3.3	12.33	132,945	12.33
$15.01-$20.00	6,812,101	6.4	18.42	4,249,044	19.45
$20.01-$25.00	3,123,601	6.8	23.30	1,972,976	23.09
$25.01-$30.00	2,357,866	8.2	25.10	1,057,442	25.10

Totals	13,642,074		$19.65	8,627,968	$19.17

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

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

(In thousands except share and per share data or when otherwise indicated)

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

Employee Stock Purchase Plan

On January 28, 2002, the shareholders approved the Company’s Employee Stock Purchase Plan (ESPP). The ESPP consists of a series of overlapping 6-month offering periods. Eligible employees may purchase Company Common Stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Common Stock at the beginning of each offering period or end of such period. Participation is limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. As of September 30, 2003, 1,600,000 shares of Common Stock were authorized and 1,476,017 shares are available for future issuance under the ESPP.

Equity Rights

As of September 30, 2003, the Company holds 220 shares of treasury stock for delivery to equity right holders who have not yet surrendered their certificates. Equity right holders are entitled to receive 4.375 shares of Common Stock upon surrender of such certificates.

Shareholder Rights Plan

As of December 11, 2000, the Board of Directors adopted a Rights Agreement pursuant to which Rights are distributed as a dividend at the rate of one Right for each share of common stock, par value $0.01 per share, of the Company outstanding at the close of business on December 12, 2000, or issued thereafter. Each Right initially will entitle shareholders to buy one one-hundredth of a share of a series of preferred stock for one hundred forty dollars, subject to adjustment. The Rights generally will be exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock. Thereafter, or if thereafter the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each Right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right. The Rights are attached to the common stock unless and until they become exercisable and will expire on December 12, 2010, unless earlier redeemed by the Company for $0.01 each, or exchanged by the Company as provided in the Rights Agreement.

15.    Segment Information

During fiscal 2003, we realigned our lines of business for financial reporting purposes. Our three former business segments (clinical diagnostics, labware and life sciences, and laboratory equipment) have been

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

reclassified into two business segments: clinical group and research group. The clinical group business segment is the former clinical diagnostics business segment. The research group business segment is composed of the former labware and life sciences and laboratory equipment business segments.

The Company’s operating subsidiaries are engaged primarily in the manufacture and sale of laboratory products in the United States and other countries. The Company’s products are categorized in the business segments of: the clinical group and the research group. The Company applies the accounting policies for its business segments consistent with the policies outlined in Note 1. Corporate office expenses are allocated to the business segments based on net sales. A description of the business segments follows:

Clinical Group

Our clinical group manufactures and sells products primarily to clinical and commercial laboratories and to scientific research and industrial customers. These products are used in a number of in vitro (out of body) diagnostic applications, including specimen collection, specimen transportation, drug testing, therapeutic drug monitoring, and infectious disease detection. Other applications include human tissue research and human cell research, with an emphasis on cancer applications. clinical group products include:

■	microscope slides, cover glass, and glass tubes and vials;

■	stains and reagents;

■	instrumentation for human tissue and cell research;

■	diagnostic test kits;

■	sample vials used in diagnostic testing;

■	culture media;

■	diagnostic reagents; and

■	other products used in detecting and/or monitoring the existence of infectious diseases and conditions, therapeutic drugs, and drugs of abuse.

Research Group

Our research group manufactures, distributes, and sells products primarily to the research and clinical life sciences industries. Applications of these products include general everyday laboratory uses as well as genetic research, protein research, high-thoughput screening for drug discovery, cell culture, filtration, and other liquid handling. In addition, this segment manufactures, distributes, and sells basic laboratory equipment used by medical, pharmaceutical, and scientific laboratories. research group products include:

■	reusable plastic and glass products;

■	disposable plastic and glass products;

■	products for critical packaging applications;

■	environmental and safety containers;

■	liquid handling automation products;

■	glass liquid sample vials and seals used in various applications;

■	heating, cooling, shaking, stirring, mixing, and temperature control instruments; and

■	water purification systems.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Inter-business segment sales are not material. Information on these business segments is summarized as follows:

	Clinical Group	Research Group	Eliminations (a)	Total
Year Ended September 30, 2003
Revenues:
External customer	$510,536	$586,953	$—	$1,097,489
Intersegment	10,798	560	(11,358)	—
Total revenues	521,334	587,513	(11,358)	1,097,489
Gross profit	242,356	276,106	—	518,462
Selling general and administrative	116,603	167,782	—	284,385
Operating income	125,753	108,324	—	234,077
Depreciation and amortization	28,120	34,575	—	62,695
Interest income	171	194	—	365
Interest expense	21,738	24,853	—	46,591
Segment assets	948,131	1,001,860	—	1,949,991
Expenditures for property, plant and equipment	18,843	34,435	—	53,278

Year Ended September 30, 2002
Revenues:
External customer	$473,388	$554,525	$—	$1,027,913
Intersegment	6,803	566	(7,369)	—
Total revenues	480,191	555,091	(7,369)	1,027,913
Gross profit	228,647	277,247	—	505,894
Selling general and administrative	105,261	152,693	—	257,954
Operating income	123,386	124,554	—	247,940
Depreciation and amortization	26,095	29,319	—	55,414
Interest income	601	472	—	1,073
Interest expense	18,892	22,918	—	41,810
Segment assets	998,320	1,037,765	—	2,036,085
Expenditures for property, plant and equipment	29,570	34,060	—	63,630

Year Ended September 30, 2001
Revenues:
External customer	431,193	507,626	—	938,819
Intersegment	7,001	1,132	(8,133)	—
Total revenues	438,194	508,758	(8,133)	938,819
Gross profit	214,250	253,251	—	467,501
Selling general and administrative	110,720	145,765	—	256,485
Operating income	103,530	107,486	—	211,016
Depreciation and amortization	35,161	38,187	—	73,348
Interest income	558	355	—	913
Interest expense	19,548	30,185	—	49,733
Segment assets	899,036	929,044	—	1,828,080
Expenditures for property, plant and equipment	22,780	27,340	—	50,120

(a)	Includes the elimination of intercompany and corporate office activity.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

The Company’s international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

	For The Year Ended September 30,
	2003	2002	2001
Net Sales:
United States:
Customers	$780,354	$736,839	$694,003
Inter-geographic	84,773	73,810	64,035

	865,127	810,649	758,038

Europe:
Customers	203,523	178,448	149,788
Inter-geographic	43,206	56,473	38,271

	246,729	234,921	188,059

All other areas:
Customers	113,612	112,626	95,028
Inter-geographic	12,026	10,674	7,893

	125,638	123,300	102,921
Inter-geographic sales	(140,005)	(140,957)	(110,199)

Total net sales	$1,097,489	$1,027,913	$938,819

	As of September 30,
	2003	2002	2001
Net Property:
United States	$203,097	$204,815	$177,834
Europe	78,158	64,847	44,911
All other areas	1,497	1,231	942

Total net property	$282,752	$270,893	$223,687

Major customer information:

During 2003, 2002, and 2001, two customers, Fisher Scientific and VWR, accounted for 10% or more of the Company’s net sales. The table below lists by segment the 2003, 2002, and 2001 sales to Fisher Scientific and VWR.

	Fisher Scientific			VWR
	2003	2002	2001	2003	2002	2001
Clinical Group	$53,200	$48,649	$34,876	$12,490	$12,229	$10,162
Research Group	98,713	92,254	85,516	112,861	100,999	83,361

Total	$151,913	$140,903	$120,392	$125,351	$113,228	$93,523

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2003
Net sales
Clinical Group	$119,414	$132,516	$127,818	$130,789	$510,537
Research Group	138,384	144,122	150,660	153,786	586,952

	$257,798	$276,638	$278,478	$284,575	$1,097,489

Gross profit	$124,841	$131,229	$133,684	$128,708	$518,462

Income from continuing operations	28,815	30,864	35,704	(13,010)	82,373
Discontinued operations	(82)	(87,246)	(188)	(6,603)	(94,119)

Net income (loss)	$28,733	$(56,382)	$35,516	$(19,613)	$(11,746)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.27	$0.30	$0.36	$(0.14)	$0.82
Discontinued operations	(0.00)	(0.84)	(0.00)	(0.07)	(0.94)
Net income (loss) per common share	0.27	(0.54)	0.36	(0.21)	(0.12)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.27	$0.29	$0.36	$(0.14)	$0.81
Discontinued operations	(0.00)	(0.83)	(0.00)	(0.07)	(0.93)
Net income (loss) per common share	0.27	(0.54)	0.35	(0.21)	(0.12)

Fiscal 2002
Net sales
Clinical Group	$109,752	$118,686	$122,781	$122,169	$473,388
Research Group	124,221	136,402	144,411	149,491	554,525

	$233,973	$255,088	$267,192	$271,660	$1,027,913

Gross profit	$114,285	$124,658	$130,447	$136,504	$505,894

Income from continuing operations	29,063	31,419	33,947	35,738	130,167
Discontinued operations	908	(12,470)	2,126	418	(9,018)

Net income	$29,971	$18,949	$36,073	$36,156	$121,149

Basic income per common share:
Income from continuing operations	$0.27	$0.30	$0.32	$0.34	$1.22
Discontinued operations	0.01	(0.12)	0.02	0.00	(0.08)
Net income per common share	0.28	0.18	0.34	0.34	1.14
Diluted income per common share:
Income from continuing operations	$0.27	$0.29	$0.31	$0.33	$1.20
Discontinued operations	0.01	(0.11)	0.02	0.00	(0.08)
Net income per common share	0.28	0.17	0.33	0.34	1.11

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

17.    Supplemental Cash Flow Information

	Year Ended September 30,
	2003	2002	2001
Supplemental disclosures of cash flow information:

Cash paid for acquisitions, net of cash acquired:
Tangible assets	$20,335	$48,039	$23,259
Liabilities assumed	(3,192)	(11,674)	(13,508)

Net assets assumed	17,143	36,365	9,751
Goodwill and intangible assets	51,976	107,602	158,646
Debt issued	—	—	(79,885)
Less Cash acquired, if any	(2,579)	(4,232)	(4,878)

Cash paid for acquisitions, net of cash acquired	$66,540	$139,735	$83,634

Cash paid during the period for:
Interest	$33,891	$39,691	$37,132

Income taxes	$42,942	$39,513	$43,070

Capital lease obligations incurred	$166	$334	$104

Supplemental disclosures of non-cash transactions:

Marketable security received as consideration on sale of discontinued operation	$15,616

Cash payments made to repurchase treasury stock	$267,462
Amounts due related to repurchase treasury stock	2,000

Repurchase of treasury stock	$269,462

18.    Supplemental Statement of Shareholders’ Equity Information

	As of September 30,
	2003	2002
Cumulative Balances Included in Other Comprehensive Income (Loss):
Cumulative translation adjustment	$8,508	$(25,807)
Unrealized gain on security available for sale, net of tax (Securities Lending)	—	5,833
Unrealized gain on security available for sale, net of tax	1,266	—
Minimum pension liability, net of tax	(12,901)	(6,445)

Balance	$(3,127)	$(26,419)

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

19.    Condensed Consolidating Financial Information

The Company’s material U.S. subsidiaries are guarantors of its revolving credit facility, 8% senior notes, senior convertible contingent debt securities (CODES) and the 6 1/2% senior subordinated notes. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below are the condensed consolidating balance sheets as of September 30, 2003 and 2002, and statements of operations and statements of cash flows for the years ended September 30, 2003, 2002, and 2001, respectively, of the Company and its subsidiaries, reflecting the subsidiary guarantors for the revolving credit facility, the 8% senior notes, the CODES, and the 6 1/2% senior subordinated notes. For guarantors acquired during the period, the results of operations are included from the date of acquisition.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Condensed Consolidating Balance Sheets

	As of September 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,999	$—	$5,916	$(3,410)	$18,505
Accounts receivable, net	—	132,755	46,768	—	179,523
Inventories, net	1,263	151,880	53,405	—	206,548
Other current assets	4,524	25,549	19,379	—	49,452

Total current assets	21,786	310,184	125,468	(3,410)	454,028
Property, plant and equipment, net	12,045	191,736	78,971	—	282,752
Intangible assets, net	299	963,889	214,547	—	1,178,735
Investment in subsidiaries	2,123,714	57,054	(1,185)	(2,179,583)	—
Other assets	23,087	10,244	1,145	—	34,476

Total assets	$2,180,931	$1,533,107	$418,946	$(2,182,993)	$1,949,991

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,061	$33,348	$12,401	$(3,410)	$43,400
Short-term debt and current portion of long-term debt	—	15,023	59	—	15,082
Income taxes payable	12,376	(541)	10,596	(2,378)	20,053
Accrued expenses and other current liabilities	24,515	20,257	37,198	—	81,970

Total current liabilities	37,952	68,087	60,254	(5,788)	160,505

Long-term debt, less current portion	—	891,959	30	—	891,989
Securities lending agreement	—	—	—	—	—
Deferred income taxes	122,167	93	15,423	—	137,683
Other liabilities	22,515	2,814	1,619	—	26,948
Net intercompany payable/(receivable)	961,264	(1,259,030)	306,550	35	8,819
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,071	—	—	—	1,071
Equity rights	—	—	—	—	—
Additional paid-in-capital	249,648	2,102,980	78,460	(2,160,969)	270,119
Retained earnings (deficit)	1,016,019	(287,702)	24,999	(16,271)	737,045
Accumulated other comprehensive income (loss)	(23,893)	13,906	7,523	—	(2,464)
Treasury stock (at cost)	(205,812)	—	(75,912)	—	(281,724)

Total shareholders’ equity	1,037,033	1,829,184	35,070	(2,177,240)	724,047

Total liabilities and shareholders’ equity	$2,180,931	$1,533,107	$418,946	$(2,182,993)	$1,949,991

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Condensed Consolidating Balance Sheets—(Continued)

	As of September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,889	$—	$3,991	$(7,553)	$16,327
Accounts receivable, net	—	148,637	38,313	—	186,950
Inventories, net	1,263	157,386	51,413	(6,065)	203,997
Other current assets	20,703	12,098	6,954	(503)	39,252

Total current assets	41,855	318,121	100,671	(14,121)	446,526
Property, plant and equipment, net	12,592	193,008	65,293	—	270,893
Intangible assets, net	12,025	994,596	236,492	—	1,243,113
Investment in subsidiaries	2,090,958	57,712	(1,185)	(2,147,485)	—
Other assets	64,018	10,561	974	—	75,553

Total assets	$2,221,448	$1,573,998	$402,245	$(2,161,606)	$2,036,085

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$316	$49,178	$11,838	$(7,553)	$53,779
Short-term debt and current portion of long-term debt	—	25,336	10,656	—	35,992
Income taxes payable	45,102	—	10,240	(2,278)	53,064
Accrued expenses and other current liabilities	32,603	26,574	14,389	—	73,566

Total current liabilities	78,021	101,088	47,123	(9,831)	216,401

Long-term debt, less current portion	—	634,995	25	—	635,020
Securities lending agreement	60,183	—	—	—	60,183
Deferred income taxes	116,568	1,190	14,342	—	132,100
Other liabilities	12,525	3,284	1,434	—	17,243
Net intercompany payable/(receivable)	748,402	(960,623)	216,305	(4,084)	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,070	—	—	—	1,070
Equity rights	—	—	—	—	—
Additional paid-in-capital	251,210	2,070,551	78,793	(2,128,872)	271,682
Retained earnings (deficit)	991,114	(269,931)	50,547	(22,939)	748,791
Accumulated other comprehensive loss	(17,659)	(6,556)	(6,324)	4,120	(26,419)
Treasury stock (at cost)	(19,986)	—	—	—	(19,986)

Total shareholders’ equity	1,205,749	1,794,064	123,016	(2,147,691)	975,138

Total liabilities and shareholders’ equity	$2,221,448	$1,573,998	$402,245	$(2,161,606)	$2,036,085

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Condensed Consolidating Statements of Operations

	For the Year Ended September 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$920,391	$259,117	$(82,019)	$1,097,489
Cost of sales	—	500,602	158,934	(80,509)	579,027

Gross profit	—	419,789	100,183	(1,510)	518,462
Selling, general and administrative expenses	30,998	191,473	61,914	—	284,385

Operating income	(30,998)	228,316	38,269	(1,510)	234,077
Other income (expense):
Interest expense	—	(45,997)	(230)	—	(46,227)
Other, net	(1,403)	(63,721)	(569)	—	(65,693)

Income before income taxes and discontinued operations	(32,401)	118,598	37,470	(1,510)	122,157
Income taxes	(10,552)	38,625	12,203	(492)	39,784

Income from continuing operations	(21,849)	79,973	25,267	(1,018)	82,373
Loss from discontinued operations, net of tax	—	(62,373)	(31,746)	—	(94,119)

Net income (loss)	$(21,849)	$17,600	$(6,479)	$(1,018)	$(11,746)

	For the Year Ended September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$882,184	$221,801	$(76,072)	$1,027,913
Cost of sales	—	465,019	131,075	(74,075)	522,019

Gross profit	—	417,165	90,726	(1,997)	505,894
Selling, general and administrative expenses	26,717	177,100	54,137	—	257,954

Operating income	(26,717)	240,065	36,589	(1,997)	247,940
Other income (expense):
Interest expense	—	(40,673)	(64)	—	(40,737)
Other, net	(5,455)	3,463	100	—	(1,892)

Income before income taxes and discontinued operation	(32,172)	202,855	36,625	(1,997)	205,311
Income taxes	(13,496)	75,106	13,533	—	75,144

Income (loss) from continuing operations	(18,676)	127,749	23,092	(1,997)	130,167
Loss from discontinued operations, net of tax	—	(7,683)	(1,335)	—	(9,018)

Net income (loss)	$(18,676)	$120,066	$21,757	$(1,997)	$121,149

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Condensed Consolidating Statements of Operations—(Continued)

	For the Year Ended September 30, 2001
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$816,934	$175,538	$(53,653)	$938,819
Cost of sales	—	423,111	101,613	(53,406)	471,318

Gross profit	—	393,823	73,925	(247)	467,501
Selling, general and administrative expenses	24,947	187,032	44,506	—	256,485

Operating income	(24,947)	206,791	29,419	(247)	211,016
Other income (expense):
Interest expense	—	(48,886)	66	—	(48,820)
Other, net	171	1,930	(886)	—	1,215

Income before income taxes and discontinued operations	(24,776)	159,835	28,599	(247)	163,411
Income taxes	(5,364)	59,183	10,294	—	64,113

Income from continuing operations	(19,412)	100,652	18,305	(247)	99,298
Discontinued operations, net of tax	(11,805)	8,006	442	—	(3,357)

Net income (loss)	$(31,217)	$108,658	$18,747	$(247)	$95,941

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Condensed Consolidating Statements of Cash Flows

	For the Year Ended September 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$186,184	$(70,762)	$76,630	$—	$192,052

Cash flows from investing activities:
Capital expenditures	(1,902)	(36,860)	(14,516)	—	(53,278)
Proceeds from sales of property, plant and equipment	137	3,811	258	—	4,206
Proceeds from sale of security	57,174				57,174
Proceeds from sale of discontinued operations	—	13,401	1,865		15,266
Net payments for businesses acquired	—	(66,540)	—	—	(66,540)
Other investing activities	—	1,546	—	—	1,546

Net cash used in investing activities	55,409	(84,642)	(12,393)	—	(41,626)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,181,506	—	—	1,181,506
Principal payments on long-term debt	—	(948,323)	(103)	—	(948,426)
Premium paid on extinguishment of debt and settlement of securities lending	(1,403)	(59,575)			(60,978)
Principal payment of security lending agreement	(57,174)				(57,174)
Proceeds from the exercise of stock options and stock purchase program	5,307	—	—	—	5,307
Purchase of treasury stock	(192,213)	—	(75,912)	—	(268,125)
Other	—	(14,061)	—	—	(14,061)

Net cash provided by (used in) financing activities	(245,483)	159,547	(76,015)	—	(161,951)
Effect of exchange rate on cash and cash equivalents	—	—	13,703	—	13,703

Net increase (decrease) in cash and cash equivalents	(3,890)	4,143	1,925	—	2,178
Cash and cash equivalents at beginning of year	19,889	(7,553)	3,991	—	16,327

Cash and cash equivalents at end of year	$15,999	$(3,410)	$5,916	$—	$18,505

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$33,552	$339	$—	$33,891

Income taxes	$32,991	$—	$9,951	$—	$42,942

Capital lease obligations incurred	$—	$156	$10	$—	$166

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Condensed Consolidating Statements of Cash Flows—(Continued)

	For the Year Ended September 30, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities:	$26,319	$154,629	$11,202	$—	$192,150

Cash flows from investing activities:
Capital expenditures	(9,413)	(33,802)	(20,415)	—	(63,630)
Proceeds from sales of property, plant and equipment	2,981	—	2,026	—	5,007
Net payments for businesses acquired	—	(139,735)	—	—	(139,735)

Net cash used in investing activities	(6,432)	(173,537)	(18,389)	—	(198,358)

Cash flows from financing activities:
Proceeds from long-term debt	—	658,500	—	—	658,500
Principal payments on long-term debt	—	(646,089)	—	—	(646,089)
Proceeds from the exercise of stock options	10,293	—	—	—	10,293
Other	(13,811)	(8,259)	—	—	(22,070)

Net cash provided by (used in) financing activities	(3,518)	4,152	—	—	634
Effect of exchange rate on cash and cash equivalents	(625)	12,855	479	—	12,709

Net increase (decrease) in cash and cash equivalents	15,744	(1,901)	(6,708)	—	7,135
Cash and cash equivalents at beginning of year	4,145	(5,652)	10,699	—	9,192

Cash and cash equivalents at end of year	$19,889	$(7,553)	$3,991	$—	$16,327

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$39,350	$341	$—	$39,691

Income taxes	$31,010	$—	$8,503	$—	$39,513

Capital lease obligations incurred	$—	$334	$—	$—	$334

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data or when otherwise indicated)

Condensed Consolidating Statements of Cash Flows—(Continued)

	For the Year Ended September 30, 2001
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used by) provided by operating activities:	$(53,740)	$221,287	$11,846	$—	$179,393

Cash flows from investing activities:
Capital expenditures	(8,320)	(32,243)	(9,557)	—	(50,120)
Proceeds from sales of property, plant and equipment	10,212	2,076	169	—	12,457
Net cash inflow from SDS	46,394	—	—	—	46,394
Net payments for businesses acquired	—	(81,323)	(2,311)		(83,634)

Net cash provided by (used in) investing activities	48,286	(111,490)	(11,699)	—	(74,903)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,078,123	—	—	1,078,123
Principal payments on long-term debt	—	(1,184,273)	(41)	—	(1,184,314)
Proceeds from the exercise of stock options	6,631	—	—	—	6,631
Other	(4,118)	(6,721)	—	—	(10,839)

Net cash provided by (used in) financing activities	2,513	(112,871)	(41)	—	(110,399)
Effect of exchange rate on cash and cash equivalents	—	—	2,690		2,690

Net (decrease) increase in cash and cash equivalents	(2,941)	(3,074)	2,796	—	(3,219)
Cash and cash equivalents at beginning of year	7,086	(2,577)	7,902	—	12,411

Cash and cash equivalents at end of year	$4,145	$(5,651)	$10,698	$—	$9,192

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$36,767	$365	$—	$37,132

Income taxes	$35,629	$638	$6,803	$—	$43,070

Capital lease obligations incurred	$36	$59	$9	$—	$104

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 10, 2003

APOGENT TECHNOLOGIES INC.

By:	/s/ FRANK H. JELLINEK, JR.
Frank H. Jellinek, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/S/ FRANK H. JELLINEK, JR. Frank H. Jellinek, Jr.	President and Chief Executive Officer and Director (principal executive officer of the registrant)

/S/ DENNIS BROWN Dennis Brown	Chief Financial Officer and Treasurer (principal financial officer and Principal accounting officer of the registrant)

/S/ WILLIAM H. BINNIE	Director
William H. Binnie

/S/ DON H. DAVIS, JR.	Director
Don H. Davis, Jr.

/S/ CHRISTOPHER L. DOERR	Director
Christopher L. Doerr

/S/ STEPHEN R. HARDIS	Director
Stephen R. Hardis

/S/ R. JEFFREY HARRIS	Director
R. Jeffrey Harris

/S/ MARY G. PUMA	Director
Mary G. Puma

/S/ SIMON B. RICH	Director
Simon B. Rich

/S/ JOE L. ROBY	Director
Joe L. Roby

/S/ RICHARD W. VIESER	Director
Richard W. Vieser

/S/ KENNETH F. YONTZ	Director
Kenneth F. Yontz

*	Each of these signatures is affixed as of December 10, 2003.

S-1

Independent Auditors’ Report

The Board of Directors

Apogent Technologies Inc. and Subsidiaries:

Under date of November 10, 2003, we reported on the consolidated balance sheets of Apogent Technologies Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

KPMG LLP

Boston, Massachusetts

November 10, 2003

FS-1

SCHEDULE II

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2003, 2002, and 2001

(In Thousands)

		Additions
Descriptions	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Year ended September 30, 2003
Deducted from asset accounts:
Allowance for doubtful receivables	$5,723	$875	$614	(b)	$2,926	(a)(c)	$4,286

Year ended September 30, 2002
Deducted from asset accounts:
Allowance for doubtful receivables	$3,975	$1,434	$1,557	(b)	$1,243	(a)	$5,723

Year ended September 30, 2001
Deducted from asset accounts:
Allowance for doubtful receivables	$4,041	$972	$33	(b)	$1,071	(a)	$3,975

Note:    Above additions and deductions include the effects of foreign currency rate changes.

(a)	Uncollectible accounts written off, net of recoveries
(b)	Includes reserves of acquired businesses
(c)	Deductions have increased primarily due to the discontinuance of our ABI and BioRobotics subsidiaries

FS-2

APOGENT TECHNOLOGIES INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-11091)

EXHIBIT INDEX

TO

2003 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
2.1	Contribution Agreement, Plan and Agreement of Reorganization and Distribution, dated as of November 28, 2000, between the Registrant and Sybron Dental Specialties, Inc. (“SDS”) and Sybron Dental Management, Inc. (excluding the forms of the ancillary agreements attached thereto as exhibits, definitive copies of which are filed as Exhibits 2.2 through 2.8 below)	Exhibit 2.1 to the Registrant’s Form 10-K for the year ended September 30, 2000 (the “2000 10-K”)

2.2	General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.2 to the 2000 10-K

2.3	Trade Name Assignment and Transitional Trade Name Use and License Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.3 to the 2000 10-K

2.4	Insurance Matters Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.4 to the 2000 10-K

2.5	Employee Benefits Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.5 to the 2000 10-K

2.6	Tax Sharing and Indemnification Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.6 to the 2000 10-K

2.7	Interim Administrative Services Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.7 to the 2000 10-K

2.8	Confidentiality and Nondisclosure Agreement, dated as of December 11, 2000, between the Registrant and SDS	Exhibit 2.8 to the 2000 10-K

3.1	(a) Restated Articles of Incorporation of the Registrant	Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2000

	(b) Articles of Amendment containing Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the 2000 10-K

3.2	Bylaws of the Registrant, as amended as of January 30, 2001	Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2000

4.1	Restated Articles of Incorporation and Restated Bylaws of the Registrant	Exhibits 3.1 and 3.2 hereto

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
4.2	Rights Agreement, dated as of December 11, 2000, between the Registrant and Fleet National Bank, as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Form of Summary of Rights (Exhibit C)	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A and Exhibit 4 to the Registrant’s Current Report on Form 8-K, both dated December 11, 2000 and filed December 12, 2000

4.3	Credit Agreement, dated as of July 29, 2003, among the Registrant, Erie Scientific Company, Nalge Nunc International Corporation, and Remel Inc., each as a Subsidiary Borrower, the several lenders from time to time parties thereto (“the Lenders”), Fleet National Bank, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent for the Lenders, ABN AMRO Bank N.V., Bank of America N.A. and SunTrust Bank, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners	Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 (the “6/30/03 10-Q”)

4.4	Indenture dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001

4.5	Supplemental Indenture, dated as of September 25, 2003, to the Indenture dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee		X

4.6	Indenture dated October 10, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 11, 2001

4.7	Indenture, dated June 2, 2003, between the Registrant, the Subsidiary Guarantors parties thereto, and The Bank of New York, as Trustee	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-107078)

4.8	Registration Rights Agreement, dated as of June 2, 2003, among the Registrant, the Subsidiary Guarantors and Lehman Brothers Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc., (collectively, as Representative of several Initial Purchasers)	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-107078)

4.9	Purchase Agreement, dated May 22, 2003, between the Registrant, the Subsidiary Guarantors and Lehman Brothers Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (collectively, as Representatives of the several Initial Purchasers)	Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-107078)

10.1(a)*	Current Employment Agreement with the President and Chief Executive Officer of the Registrant		X

10.1(b)*	Form of former Employment Agreement with President and Chief Executive Officer of the Registrant	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended 12/31/01

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
10.2(a)*	Form of current Employment Agreement with the current executive officers of the Registrant	Exhibit 10.3 to the 6/30/03 10-Q

10.2(b)*	Schedule of executive officers who are a party to employment agreement filed as Exhibit 10.2(a)		X

10.3(c)*	Form of Employment Agreement with Yung-geng Tsay	Exhibits 10.5 and 10.6 to the 2000 10-K

10.3*	Form of current Employment Agreement with Kenneth F. Yontz and R. Jeffrey Harris and Former Employment Agreement with Dennis Brown	Exhibit 10.3 to the 2000 10-K

10.4*	Summary of significant terms for each Employment Agreement filed as Exhibit 10.3	Exhibit 10.4 to the 2000 10-K

10.5(a)*	Form of Indemnification Agreement with each of the executive officers and directors of the Registrant	Exhibit 10.5 to the 6/30/03 10-Q

10.5(b)**	Schedule of executive officers and directors who are parties to the Indemnification Agreement filed as Exhibit 10.5(a)		X

10.6*	Separation Agreement and General Release dated as of January 6, 2003 with Jeffrey C. Leathe	Exhibit 10.1 to the Registrant’s Form 8-K dated January 6, 2003

10.7*	Life insurance policy for Kenneth F. Yontz	Exhibit 10(eee) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-45948)

10.8*	Life insurance policy for Frank H. Jellinek, Jr.	Exhibit 10(eee-1) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-45948)

10.9*	Life insurance policy for R. Jeffrey Harris	Exhibit 10(rr) to Sybron Corporation’s Form 10-K for the fiscal year ended September 30, 1993 (the “1993 10-K”)

10.10*	Life insurance policy for Dennis Brown	Exhibit 10.42 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1995

10.11*	1990 Stock Option Plan	Exhibit 10(q-2) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)

10.12*	Amendment to 1990 Stock Option Plan	Exhibit 10(q-6) to the Registrant’s Form 10-K for the fiscal year ended September 30, 1992

10.13*	Form of Nonstatutory Stock Option Agreement under the 1990 Stock Option Plan	Exhibit 10(s-1) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-20829)

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
10.14*	Amended and Restated 1994 Outside Directors’ Stock Option Plan	Exhibit 10.41 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1996

10.15*	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 1994 Outside Directors’ Stock Option Plan	Exhibit 10.42 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999 (the “1999 10-K”)

10.16*	1999 Outside Directors’ Stock Option Plan	Exhibit A to the Registrant’s Proxy Statement dated December 22, 1998 for its Annual Meeting of Shareholders on January 27, 1999

10.17*	Form of Nonstatutory Stock Option Agreement under the 1999 Outside Directors’ Stock Option Plan	Exhibit 10.43 to the 1999 10-K

10.18*	Amended and Restated 1993 Long-Term Incentive Plan	Exhibit A to the Registrant’s Proxy Statement dated December 23, 1997 for its Annual Meeting of Shareholders on January 30, 1998

10.19*	Form of Nonstatutory Stock Option Agreement under the 1993 Long-Term Incentive Plan	Exhibit 10(u) to the 1993 10-K

10.20*	Form of Revised Nonstatutory Stock Option Agreement under the 1993 Long-Term Incentive Plan	Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002 (the “3/31/02 10-Q”)

10.21*	Apogent Technologies Inc. 2001 Equity Incentive Plan	Appendix A to the Registrant’s Proxy Statement dated December 26, 2001

10.22*	Form of Nonstatutory Stock Option agreement under 2001 Equity Incentive Plan	Exhibit 10.4 to the 3/31/02 10-Q

10.23*	Amended and Restated Senior Executive Incentive Compensation Plan	Exhibit A to the Registrant’s Proxy Statement dated December 22, 1999 for its Annual Meeting of Shareholders on February 2, 2000

10.24*	Apogent Technologies Inc. Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated December 26, 2001

10.25*	Sybron International Corporation Deferred Compensation Plan	Exhibit 10.40 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1998

10.26	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Barnstead Thermolyne Company, as tenant (the “Barnstead Thermolyne Lease”)	Exhibit 10(cc) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

10.27	First Amendment to the Barnstead Thermolyne Lease	Exhibit 10.23 to the 2000 10-K

10.28	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Erie Scientific Company, as tenant (the “Erie Lease”)	Exhibit 10(ee) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.29	First Amendment to the Erie Lease	Exhibit 10.25 to the 2000 10-K

10.30	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Nalge Nunc International Corporation, as tenant (the “NNI Lease”)	Exhibit 10(ff) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.31	Second Amendment to the NNI lease	Exhibit 10.27 to the 2000 10-K

10.32	Amended and Restated Guaranty and Suretyship Agreement, dated December 11, 2000, between the Registrant and CPA:7 and CPA:8	Exhibit 10.28 to the 2000 10-K

10.33	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Barnstead Thermolyne Corporation, as tenant	Exhibit 10(tt) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.34	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Erie Scientific Company, as tenant	Exhibit 10(uu) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.35	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Nalge Nunc International Corporation (formerly Nalge Company), as tenant	Exhibit 10(vv) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.36	Sale and Leaseback Agreement dated December 21, 1988 between Sybron Corporation and New England Mutual Life Insurance Company, as lender	Exhibit 10(ww) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.37	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Barnstead Thermolyne Corporation, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(yy) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.38	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Erie Scientific Company, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(aaa) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

10.39	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Nalge Nunc International Corporation (formerly Nalge Company), as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as borrowers	Exhibit 10(bbb) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

12	Computation of Ratio of Earnings to Fixed Charges		X

21	Subsidiaries of the Registrant		X

23	Consent of KPMG LLP		X

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(CFO)		X

32.1	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X

32.2	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.