Form 10-Q
period 2003-12-31
APOGENT TECHNOLOGIES INC
filed 2004-02-13
CIK 824803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2003

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

At February 9, 2004, there were 88,545,131 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2003

PART I—FINANCIAL INFORMATION

ITEM 1:    Financial Statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2003	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$12,996	$18,505
Marketable securites—available for sale	15,169	17,625
Accounts receivable (less allowance for doubtful accounts of $3,941 and $4,286 respectively)	172,136	179,523
Inventories	211,484	206,549
Deferred income taxes	15,308	15,308
Prepaid expenses and other current assets	18,798	16,518

Total current assets	445,891	454,028
Property, plant and equipment, net	278,789	282,752
Intangible assets, net	177,802	179,492
Goodwill	1,009,072	999,243
Other assets	41,266	34,476

Total assets	$1,952,820	$1,949,991

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and overdrafts	$12,001	$12,801
Current portion of long-term debt	2,259	2,281
Accounts payable	40,484	50,220
Income taxes payable	25,873	20,053
Accrued payroll and employee benefits	32,470	34,484
Accrued interest expense	3,646	8,844
Restructuring reserve	3,076	1,758
Other current liabilities	36,178	38,883

Total current liabilities	155,987	169,324
Long-term debt, less current portion	962,444	891,989
Deferred income taxes	143,183	137,683
Other liabilities	27,881	26,948
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000,000 shares	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 107,057,865 shares; outstanding 87,534,709 and 92,013,345 shares, respectively	1,071	1,071
Equity rights, 50 rights at $1.09 per right	—	—
Additional paid-in capital	269,010	270,119
Retained earnings	765,550	737,045
Accumulated other comprehensive income (loss)	12,640	(3,127)
Treasury common stock, 19,523,156 and 15,044,520 shares at cost	(384,946)	(281,061)

Total shareholders’ equity	663,325	724,047

Total liabilities and shareholders’ equity	$1,952,820	$1,949,991

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Net sales	$278,642	$257,798
Cost of sales:
Cost of products sold	147,988	132,957
Restructuring charges	145	—

Total cost of sales	148,133	132,957

Gross profit	130,509	124,841
Selling, general and administrative expenses	71,656	68,630
Restructuring charges and asset impairments	4,415	—

Total selling, general and administrative expenses	76,071	68,630

Operating income	54,438	56,211
Other income (expense):
Interest expense, net	(8,824)	(10,411)
Amortization of deferred financing fees	(1,323)	(912)
Loss on extinguishment of debt	(171)	—
Other, net	355	491

Income from continuing operations before income taxes	44,475	45,379
Income taxes	16,011	16,564

Income from continuing operations	28,464	28,815
Discontinued operations, net of income taxes	41	(82)

Net income	$28,505	$28,733

Basic earnings per common share from continuing operations	$0.31	$0.27
Discontinued operations	0.00	(0.00)

Basic earnings per common share	$0.31	$0.27

Diluted earnings per common share from continuing operations	$0.31	$0.27
Discontinued operations	$0.00	(0.00)

Diluted earnings per common share	$0.31	$0.27

Weighted average basic shares outstanding	90,729	105,719
Weighted average diluted shares outstanding	92,039	107,010

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended December 31, 2003

(in thousands)

(unaudited)

	Common Stock	Equity Rights	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Common Stock	Total Shareholders’ Equity
Balance at September 30, 2003	$1,071	$—	$270,119	$737,045	$(3,127)	$(281,061)	$724,047
Comprehensive income:
Net income	—	—	—	28,505	—	—	28,505
Translation adjustment	—	—	—	—	17,296	—	17,296
Unrealized loss on marketable security net of tax of $927	—	—	—	—	(1,529)	—	(1,529)

Total comprehensive income	—	—	—	28,505	15,767	—	44,272
Treasury shares purchased	—	—	—	—	—	(109,542)	(109,542)
Shares issued in connection with stock options	—	—	(2,134)	—	—	5,657	3,523
Tax benefit related to stock options	—	—	1,025	—	—	—	1,025

Balance at December 31, 2003	$1,071	$—	$269,010	$765,550	$12,640	$(384,946)	$663,325

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$28,505	$28,733
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	(41)	82
Depreciation	11,584	10,604
Amortization	5,223	4,848
Gain on sale of property plant and equipment	25	(36)
Asset impairments	2,156	—
Loss on extinguishment of debt	171	—
Deferred income taxes	5,500	—
Changes in assets and liabilities, net of effects of businesses acquired:
Decrease in accounts receivable	9,634	16,657
Increase in inventories	(1,915)	(12,784)
Increase (decrease) in prepaid expenses and other current assets	(1,965)	634
Decrease in accounts payable	(10,349)	(7,067)
Increase (decrease) in income taxes payable	4,045	(3,384)
Decrease in accrued payroll and employee benefits	(2,465)	(3,780)
Decrease in accrued interest expense	(5,198)	(8,443)
Increase (decrease) in restructuring reserve	1,318	(451)
Increase (decrease) in other current liabilities	(1,048)	2,753
Net change in other assets and liabilities	(4,052)	(1,103)

Net cash provided by operating activities	41,128	27,263

Cash flows from investing activities:
Capital expenditures	(5,486)	(9,897)
Proceeds from sales of property, plant and equipment	1,967	254
Net payments for businesses acquired	(856)	(20,834)
Other investing activities	2,000	2,070

Net cash used in investing activities	(2,375)	(28,407)

Cash flows from financing activities:
Proceeds from revolving credit facility	144,200	117,800
Principal payments on revolving credit facility	(417,506)	(102,100)
Proceeds from long-term debt	345,000	—
Proceeds from the exercise of stock options	3,523	1,734
Purchase of treasury stock	(109,542)	(19,730)
Financing fees paid	(9,797)	—
Premium paid on extinguishment of debt and settlement of securities lending	(171)	—
Other financing activities	—	(1,941)

Net cash used in financing activities	(44,293)	(4,237)

Effect of exchange rate changes on cash and cash equivalents	31	4,809

Net decrease in cash and cash equivalents	(5,509)	(572)
Cash and cash equivalents at beginning of period	18,505	16,327

Cash and cash equivalents at end of period	$12,996	$15,755

See accompanying notes to unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data, or when specified in millions)

1.    Basis of Presentation

In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included, and are of a normal recurring nature. The results for the three-month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

Historical financial information has been restated to reflect the discontinuance of the businesses conducted by the Company’s former Applied Biotech Inc., BioRobotics Group Ltd., and Vacuum Process Technology, Inc. subsidiaries.

2.    Recent Accounting Pronouncements

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

Guarantees in existence prior to December 31, 2002 which have been modified.    In addition to the purchase price paid for our Capitol Vial subsidiary, we agreed to pay the sellers three times the annual revenues of Capitol Vial for product sales to the U.S. Department of Defense over the twelve-month period ending December 31, 2006, or such other earlier date as Apogent and the sellers agree. The maximum earnout payment cannot exceed $9.0 million. To date, Capitol Vial does not have a contract with the U.S. Department of Defense, and no sales to the Department have been made.

Guarantees in existence prior to December 31, 2002 which have not been modified.    Our joint venture partner, Kimble Glass, is entitled to a $4.0 million preferred distribution of the joint venture’s available cash in each of the three fiscal years ending November 30, 2002, 2003, and 2004. If the available cash from the joint venture is insufficient in any of these joint venture fiscal years to pay the $4.0 million preferred distribution to Kimble Glass, then we are obligated to pay Kimble Glass the difference. The joint venture distributes its available cash quarterly. Apogent’s equity in earnings in the joint venture is recorded after giving effect to the preferred distribution to Kimble Glass. Available earnings and cash generated by the joint venture have been sufficient to satisfy the preferred distribution requirement to date and are anticipated to be sufficient to satisfy this requirement until the requirement expires on November 30, 2004. As of December 31, 2003, the maximum amount that potentially could be owed by us to Kimble Glass through November 30, 2004 would not exceed $4.0 million.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Guarantees entered into after December 31, 2002.    In January 2003, Apogent entered into an agreement with a customer that guarantees total payments of $1.7 million through December 2005. In return for the guarantee, Apogent is a participant in certain preferred marketing and sales promotion efforts of the customer. Apogent has recorded the transaction in accordance with the measurement and recognition requirements of FIN 45.

A rollforward of our product warranties is as follows:

	Beginning balance	Payments and other reductions	Additions	Ending balance
	(in thousands)
Year ended September 30, 2003	$1,462	$1,542	$1,318	$1,238
Three months ended December 31, 2003	$1,238	$189	$88	$1,137

In the normal course of business, Apogent indemnifies other parties, including customers, lessors, and parties to other transactions with Apogent, with respect to certain matters. In some of these contracts we have agreed to hold the other party harmless against losses arising from a breach of representations or covenants (including payment obligations), or from intellectual property infringement, or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our operating results or financial position.

Financial Accounting Standards Board Interpretation No. 46(R)

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) clarifies situations in which entities shall be subject to consolidation. FIN 46 (R) is effective for all variable interest entities for periods ending after December 15, 2003. The Company has completed its evaluation and determined that it has no variable interest entities and that the adoption of FIN 46 (R) did not have a material impact on the Company’s financial statements.

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

	Three Months Ended December 31,
	2003	2002
Net income, as reported	$28,505	$28,733
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,870	3,669

Pro forma net income	$25,635	$25,064

Earnings per share:
Basic-as reported	$0.31	$0.27

Basic-pro forma	$0.28	$0.24

Diluted-as reported	$0.31	$0.27

Diluted-pro forma	$0.28	$0.23

The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2003	2002
Volatility	31.16%	27.29%
Risk-free rate	2.50%	3.69%
Expected holding period	8.0 years	8.0 years
Dividend yield	0.00%	0.00%

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

4.    Inventories

Inventories at December 31, 2003 and September 30, 2003 consisted of the following:

	December 31, 2003	September 30, 2003
Raw materials and supplies	$73,291	$66,816
Work in process	18,956	19,531
Finished goods	119,237	120,202

	$211,484	$206,549

5.    Intangible Assets

Changes in foreign currency rates and final adjustments to purchase price of companies acquired during fiscal 2003 increased goodwill and intangible assets by approximately $12.5 million during the first three months of fiscal 2003. Unamortizable intangible assets (goodwill) were approximately $1,009.1 million as of December 31, 2003.

Intangible assets are as follows:

	December 31, 2003	September 30, 2003
Amortizable intangible assets
Proprietary technology	$81,519	$80,838
Trademarks	81,972	80,823
Patents	37,005	36,604
Licenses	12,139	11,913
Drawings	11,833	11,806
Non-compete agreements	11,053	11,007
Customer lists and other	21,461	21,342
Less: Accumulated amortization	(79,180)	(74,841)

Net amortizable intangible assets	177,802	179,492
Unamortizable intangible assets (goodwill)	1,009,072	999,243

	$1,186,874	$1,178,735

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Intangible assets at December 31, 2003 by business segment are as follows:

	Clinical Group	Research Group	Consolidated
Proprietary technology	$65,444	$16,075	$81,519
Less: Accumulated amortization	(21,504)	(7,527)	(29,031)

Net proprietary technology	43,940	8,548	52,489

Trademarks	18,452	63,520	81,972
Less: Accumulated amortization	(2,342)	(17,279)	(19,621)

Net trademarks	16,110	46,241	62,351

Patents	20,632	16,373	37,005
Less: Accumulated amortization	(5,364)	(4,820)	(10,184)

Net patents	15,268	11,553	26,821

Licenses	9,710	2,429	12,139
Less: Accumulated amortization	(3,292)	(336)	(3,628)

Net licenses	6,418	2,093	8,512

Drawings	—	11,833	11,833
Less: Accumulated amortization	—	(6,363)	(6,363)

Net drawings	—	5,470	5,470

Non-compete agreements	5,488	5,565	11,053
Less: Accumulated amortization	(3,858)	(3,780)	(7,638)

Net non-compete agreements	1,630	1,785	3,416

Other identifiable intangible assets(a)	8,680	12,086	20,766
Less: Accumulated amortization	(875)	(1,433)	(2,308)

Net other identifiable intangibles(a)	7,805	10,653	18,456

Net amortizable intangible assets(a)	$91,171	$86,343	$177,514

Excess cost over net asset values acquired (goodwill)	$513,386	$495,686	$1,009,072

Unamortizable intangible assets	513,386	495,686	1,009,072

Note (a): At December 31, 2003, Apogent Corporate Office had $695 of amortizable other identifiable intangible assets and $407 of related accumulated amortization that were not allocated to either of the business segments and are not included in the consolidated totals in the above table.

Amortization of intangible assets was $3,900 and $3,936 for the three months ended December 31, 2003 and 2002, respectively. Amortization expense relating to the existing identifiable intangible assets for each of the next five years (beginning with fiscal 2004) is expected to be $14,624, $13,953, $13,315, $12,782, and $11,664, respectively.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 are as follows:

	Clinical Group	Research Group	Consolidated
Balance at September 30, 2003	$513,216	$486,027	$999,243
Adjustments to purchase price of prior year acquisition	—	856	856
Effect of change in foreign currencies	170	8,803	8,973

Balance at December 31, 2003	$513,386	$495,686	$1,009,072

6.    Long-Term Debt

Floating Rate CODES

On December 17, 2003, Apogent issued $300 million principal amount of its floating rate senior convertible contingent debt securities (floating rate CODES), and on December 30, 2003, Apogent issued an additional $45 million principal amount of these securities upon the exercise by the initial purchasers of their option to purchase up to an additional $45 million principal amount of floating rate CODES. The floating rate CODES are due in 2033.

The floating rate CODES bear interest at a floating rate equal to 3-month LIBOR minus 125 basis points (but not less than 0% per annum), payable in cash. The securities will be convertible into approximately 10,426 shares of Apogent common stock using a conversion price of $33.09 per share of common stock, subject to adjustment in certain circumstances (reflecting a premium of approximately 42%, relative to the closing price for Apogent’s common stock of $23.30 on December 11, 2003) under the following circumstances: (a) if the price of Apogent’s common stock exceeds the conversion price by 130% for at least 20 trading days during specified periods, (b) on or before December 15, 2028, if for at least 10 consecutive trading days, the securities trade below 98% of the average conversion value for the securities during that period, (c) if any of the credit ratings assigned to the securities fall below specified levels or other adverse credit rating developments occur, (d) if Apogent calls the securities for redemption, or (e) upon the occurrence of specified corporate transactions. Apogent may redeem all or some of the floating rate CODES on or after March 15, 2010 at par plus accrued and unpaid interest, if any, to the redemption date. Apogent may be required to repurchase the floating rate CODES, at the option of the holders, on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, at par plus accrued and unpaid interest, if any, to the redemption date. Apogent may also be required to repurchase the securities upon a change in control at par plus accrued and unpaid interest, if any, to the redemption date. The floating rate CODES rank equal with all existing and future senior unsecured indebtedness and will be effectively junior to the outstanding indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

2.25% CODES

On October 10, 2001, Apogent issued $300 million of senior convertible contingent debt securities (2.25% CODES). Although the 2.25% CODES will mature on October 15, 2021, the holders of the 2.25% CODES may require Apogent to repurchase all or any portion of them on October 20, 2004 and on October 15, 2006, 2011, and 2016, or upon a change of control. Apogent also has the right to redeem some or all of the 2.25% CODES on or after October 20, 2004. If the holders of the 2.25% CODES require Apogent to repurchase any or all of the 2.25% CODES on October 20, 2004, Apogent intends to refinance the obligation on a long-term basis using its revolving credit facility that matures in July 2008. Therefore, in accordance with FAS 6, Apogent has classified the 2.25% CODES as a non-current liability.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Although no conversion features outlined in our 2.25% CODES have been met, holders may convert any outstanding 2.25% CODES (or portions of outstanding 2.25% CODES) into approximately 9,839 shares of Apogent’s common stock at the current conversion price of approximately $30.49 per share (equal to a conversion rate of 32.7955 shares per $1,000 principal amount of 2.25% CODES) under the following circumstances: a) during any conversion period if the sale price of our common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of the conversion period was more than 120% of the conversion price on that thirtieth trading day; b) during the five business-day period following any 10 consecutive trading-day period in which the average of the trading prices for the 2.25% CODES for that 10 trading-day period was less than 105% of the average conversion value for the 2.25% CODES during that period; c) during any period in which the credit rating assigned to the 2.25% CODES by either Moody’s or Standard & Poor’s is lower than Ba2 or BB+, respectively, in which the credit rating assigned to the 2.25% CODES is suspended or withdrawn by either rating agency or in which neither rating agency continues to rate the 2.25% CODES or provide ratings services or coverage to Apogent; d) if the Company has called the 2.25% CODES for redemption; or e) upon the occurrence of certain corporate transactions.

7.    Restructuring

During the three months ended December 31, 2003, the Company recorded additional restructuring charges of approximately $4,603 (approximately $2,981 net of tax), related to restructuring activities announced during fiscal 2003, for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were primarily classified as a component of selling, general, and administrative expenses which consisted of approximately $2,156 related to write-off of fixed assets and a $2,404 charge for the present value of future lease payments less assumed sublease amounts.

A rollforward of these restructuring activities is as follows:

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
2003 Restructuring charges	$3,664	$5,825	$2,798	$1,220	$28	$13,535
2003 Cash payments	(2,378)	—	—	(1,070)	—	(3,448)
2003 Non-cash charges	—	(5,825)	(2,798)	—	(28)	(8,651)

September 30, 2003 balance	$1,286	$—	$—	$150	$—	$1,436
2004 Restructuring charges	—	—	2,156	2,404	—	4,560
2004 Cash payments	(603)	—	—	—	—	(603)
2004 Non-cash charges	—	—	(2,156)	(447)	—	(2,603)

December 31, 2003 balance	$683	$—	$—	$2,107	$—	$2,790

(a)	Amount represents severance and termination costs for terminated employees (primarily sales, marketing and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

As of December 31, 2003, included in the restructuring liability was a balance of $286 related to fiscal 2002 facility closure activities.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

The Company expects to make future cash payments of approximately $1,700 associated with the above restructuring actions during fiscal 2004 and approximately $1,376 in fiscal 2005 and beyond.

8.    Capital Stock

During the three months ended December 31, 2003, the Company purchased approximately 4,761 shares of its common stock at an average purchase price of $23.01 per share. The aggregate purchase price of the shares purchased was approximately $109,542.

9.    Earnings Per Common Share

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

	Three Months Ended December 31,
	2003	2002
Basic	90,729	105,719
Effect of assumed conversion of employee stock options	1,310	2,189

Diluted	92,039	107,010

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase 4,388 and 5,515 shares of common stock for the three months ended December 31, 2003 and 2002, respectively, as their effects would have been anti-dilutive. Also excluded from the shares used in calculating the diluted earnings per common share are approximately 9,839 shares of common stock issuable upon the conversion of our senior convertible contingent debt securities (2.25% CODES) based on a conversion price of $30.49 per share and approximately 10,426 shares of common stock issuable upon the conversion of our floating rate senior convertible contingent debt securities (floating rate CODES) based on a conversion price of $33.09 per share.

10.    Segment Information

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

The costs of some corporate functions are allocated to the business segments at predetermined rates that approximate cost. Information on these business segments is summarized as follows (unaudited):

	Clinical Group	Research Group	Eliminations	Total
Three Months Ended December 31, 2003

Revenues:
External customer	$129,706	$148,936	$—	$278,642
Intersegment	2,723	215	(2,938)	—
Total revenues	132,429	149,151	(2,938)	278,642
Gross profit	61,196	69,313	—	130,509
Selling general and administrative	30,215	45,856	—	76,071
Operating income	30,981	23,457	—	54,438
Depreciation and amortization	7,625	9,182	—	16,807
Interest income	18	19	—	37
Interest expense	4,125	4,736	—	8,861
Expenditures for property, plant and equipment	1,814	3,672	—	5,486
Segment assets (as of December 31, 2003)	943,342	1,009,478	—	1,952,820

Three Months Ended December 31, 2002

Revenues:
External customer	$119,413	$138,385	$—	$257,798
Intersegment	2,668	127	(2,795)	—
Total revenues	122,081	138,512	(2,795)	257,798
Gross profit	56,169	68,672	—	124,841
Selling general and administrative	27,986	40,644	—	68,630
Operating income	28,183	28,028	—	56,211
Depreciation and amortization	7,224	8,229	—	15,453
Interest income	15	18	—	33
Interest expense	4,844	5,600	—	10,444
Expenditures for property, plant and equipment	4,158	5,739	—	9,897

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

11.    Supplementary Cash Flow Information

	Three Months Ended December 31,
	2003	2002
Supplemental disclosures of cash flow information:

Cash paid for acquisitions, net of cash acquired:
Tangible assets	$—	$1,964
Liabilities assumed	—	(2,113)

Net assets assumed	—	(149)
Goodwill and intangible assets	856	22,625
Debt issued	—	—
Less Cash acquired, if any	—	(1,642)

Cash paid for acquisitions, net of cash acquired	$856	$20,834

Cash paid during the period for:
Interest	$14,992	$18,746

Income taxes	$4,493	$18,748

Capital lease obligations incurred	$36	$44

12.    Condensed Consolidating Financial Statements

The Company’s material U.S. subsidiaries are guarantors of its revolving credit facility, 8% senior notes, both classes of CODES, and the 6 1/2% senior subordinated notes. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below are the condensed consolidating balance sheets as of December 31, 2003 and September 30, 2003, and statements of income and statements of cash flows for the three months ended December 31, 2003 and 2002, respectively, of the Company and its subsidiaries, reflecting the subsidiary guarantors for the revolving credit facility, the 8% senior notes, both classes of CODES, and the 6 1/2% senior subordinated notes. For guarantors acquired during the period, the results of operations are included from the date of acquisition.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets

	As of December 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,433	$—	$7,500	$(6,937)	$12,996
Accounts receivable, net	—	125,050	47,086	—	172,136
Inventories, net	1,263	154,124	56,097	—	211,484
Other current assets	881	28,819	19,575	—	49,275

Total current assets	14,577	307,993	130,258	(6,937)	445,891
Property, plant and equipment, net	11,580	185,052	82,157	—	278,789
Intangible assets, net	288	961,367	225,219	—	1,186,874
Investment in subsidiaries	2,135,052	57,054	(1,185)	(2,190,921)	—
Other assets	31,691	8,399	1,176	—	41,266

Total assets	$2,193,188	$1,519,865	$437,625	$(2,197,858)	$1,952,820

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,226	$35,548	$10,647	$(6,937)	$40,484
Short-term debt and current portion of long-term debt	—	14,218	42	—	14,260
Income taxes payable	151	18,379	9,721	(2,378)	25,873
Accrued expenses and other current liabilities	17,626	20,345	37,399	—	75,370

Total current liabilities	19,003	88,490	57,809	(9,315)	155,987

Long-term debt, less current portion	—	962,413	31	—	962,444
Deferred income taxes	127,058	—	16,125	—	143,183
Other liabilities	23,606	2,540	1,735	—	27,881
Net intercompany payable/(receivable)	865,504	(1,188,594)	323,055	35	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,071	—	—	—	1,071
Equity rights	—	—	—	—	—
Additional paid-in-capital	248,538	2,114,319	78,460	(2,172,307)	269,010
Retained earnings (deficit)	1,234,033	(479,515)	27,303	(16,271)	765,550
Accumulated other comprehensive income (loss)	(15,929)	20,212	8,357	—	12,640
Treasury stock (at cost)	(309,696)	—	(75,250)	—	(384,946)

Total shareholders’ equity	1,158,017	1,655,016	38,870	(2,188,578)	663,325

Total liabilities and shareholders’ equity	$2,193,188	$1,519,865	$437,625	$(2,197,858)	$1,952,820

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets—(Continued)

	As of September 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,999	$—	$5,916	$(3,410)	$18,505
Accounts receivable, net	—	132,755	46,768	—	179,523
Inventories, net	1,263	151,880	53,405	—	206,548
Other current assets	4,524	25,549	19,379	—	49,452

Total current assets	21,786	310,184	125,468	(3,410)	454,028
Property, plant and equipment, net	12,045	191,736	78,971	—	282,752
Intangible assets, net	299	963,889	214,547	—	1,178,735
Investment in subsidiaries	2,123,714	57,054	(1,185)	(2,179,583)	—
Other assets	23,087	10,244	1,145	—	34,476

Total assets	$2,180,931	$1,533,107	$418,946	$(2,182,993)	$1,949,991

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,061	$40,168	$12,401	$(3,410)	$50,220
Short-term debt and current portion of long-term debt	—	15,023	59	—	15,082
Income taxes payable	12,376	(541)	10,596	(2,378)	20,053
Accrued expenses and other current liabilities	24,515	22,256	37,198	—	83,969

Total current liabilities	37,952	76,906	60,254	(5,788)	169,324

Long-term debt, less current portion	—	891,959	30	—	891,989
Deferred income taxes	122,167	93	15,423	—	137,683
Other liabilities	22,515	2,814	1,619	—	26,948
Net intercompany payable/(receivable)	961,926	(1,267,849)	305,888	35	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	1,071	—	—	—	1,071
Equity rights	—	—	—	—	—
Additional paid-in-capital	249,648	2,102,980	78,460	(2,160,969)	270,119
Retained earnings (deficit)	1,016,019	(287,702)	24,999	(16,271)	737,045
Accumulated other comprehensive income (loss)	(24,556)	13,906	7,523	—	(3,127)
Treasury stock (at cost)	(205,811)	—	(75,250)	—	(281,061)

Total shareholders’ equity	1,036,371	1,829,184	35,732	(2,177,240)	724,047

Total liabilities and shareholders’ equity	$2,180,931	$1,533,107	$418,946	$(2,182,993)	$1,949,991

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Income

	For the Three Months Ended December 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$231,169	$69,526	$(22,053)	$278,642
Cost of sales	—	127,303	42,883	(22,053)	148,133

Gross profit	—	103,866	26,643	—	130,509
Selling, general and administrative expenses	8,231	50,196	17,644	—	76,071

Operating income	(8,231)	53,670	8,999	—	54,438
Other income (expense):
Interest expense	—	(8,772)	(52)	—	(8,824)
Other, net	(1,473)	114	220	—	(1,139)

Income before income taxes and discontinued operations	(9,704)	45,012	9,167	—	44,475
Income taxes	(3,494)	16,205	3,300	—	16,011

Income from continuing operations	(6,210)	28,807	5,867	—	28,464
Income from discontinued operations, net of tax	—	12	29	—	41

Net income (loss)	$(6,210)	$28,819	$5,896	$—	$28,505

	For the Three Months Ended December 31, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$217,970	$59,998	$(20,170)	$257,798
Cost of sales	—	115,727	36,390	(19,160)	132,957

Gross profit	—	102,243	23,608	(1,010)	124,841
Selling, general and administrative expenses	7,254	46,441	14,935	—	68,630

Operating income	(7,254)	55,802	8,673	(1,010)	56,211
Other income (expense):
Interest expense	—	(10,348)	(63)	—	(10,411)
Other, net	—	(271)	(150)	—	(421)

Income before income taxes and discontinued operations	(7,254)	45,183	8,460	(1,010)	45,379
Income taxes	(3,016)	16,492	3,088	—	16,564

Income from continuing operations	(4,238)	28,691	5,372	(1,010)	28,815
Loss from discontinued operations	—	407	(489)	—	(82)

Net income (loss)	$(4,238)	$29,098	$4,883	$(1,010)	$28,733

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Cash Flows

	For the Three Months Ended December 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$102,575	$(64,923)	$3,476	$—	$41,128

Cash flows from investing activities:
Capital expenditures	(122)	(3,456)	(1,908)	—	(5,486)
Proceeds from sales of property, plant and equipment	—	1,963	4	—	1,967
Net payments for businesses acquired	—	(856)	—	—	(856)
Other investing activities	—	2,000	—	—	2,000

Net cash used in investing activities	(122)	(349)	(1,904)	—	(2,375)

Cash flows from financing activities:
Proceeds from long-term debt	—	489,200	—	—	489,200
Principal payments on long-term debt	—	(417,487)	(19)	—	(417,506)
Premium paid on extinguishment of debt and settlement of securities lending	—	(171)			(171)
Proceeds from the exercise of stock options and stock purchase program	3,523	—	—	—	3,523
Purchase of treasury stock	(109,542)	—	—	—	(109,542)
Other	—	(9,797)	—	—	(9,797)

Net cash provided by (used in) financing activities	(106,019)	61,745	(19)	—	(44,293)
Effect of exchange rate on cash and cash equivalents	—	—	31	—	31

Net increase (decrease) in cash and cash equivalents	(3,566)	(3,527)	1,584	—	(5,509)
Cash and cash equivalents at beginning of year	15,999	(3,410)	5,916	—	18,505

Cash and cash equivalents at end of year	$12,433	$(6,937)	$7,500	$—	$12,996

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$14,913	$79	$—	$14,992

Income taxes	$1,217	$—	$3,276	$—	$4,493

Capital lease obligations incurred	$—	$36	$—	$—	$36

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Cash Flows—(Continued)

	For the Three Months Ended December 31, 2002
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$13,706	$8,626	$4,931	$—	$27,263

Cash flows from investing activities:
Capital expenditures	(377)	(5,349)	(4,171)	—	(9,897)
Proceeds from sales of property, plant and equipment	—	153	101	—	254
Net payments for businesses acquired	—	(20,834)	—	—	(20,834)
Other investing activities	—	2,070	—	—	2,070

Net cash used in investing activities	(377)	(23,960)	(4,070)	—	(28,407)

Cash flows from financing activities:
Proceeds from long-term debt	—	117,800	—	—	117,800
Principal payments on long-term debt	—	(102,100)	—	—	(102,100)
Proceeds from the exercise of stock options and stock purchase program	1,734	—	—	—	1,734
Purchase of treasury stock	(19,730)	—	—	—	(19,730)
Other	45	—	(1,986)	—	(1,941)

Net cash provided by (used in) financing activities	(17,951)	15,700	(1,986)	—	(4,237)
Effect of exchange rate on cash and cash equivalents	—	—	4,809	—	4,809

Net increase (decrease) in cash and cash equivalents	(4,622)	366	3,684	—	(572)
Cash and cash equivalents at beginning of year	19,889	(7,553)	3,991	—	16,327

Cash and cash equivalents at end of year	$15,267	$(7,187)	$7,675	$—	$15,755

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$18,659	$87	$—	$18,746

Income taxes	$15,702	$—	$3,046	$—	$18,748

Capital lease obligations incurred	$—	$34	$10	$—	$44

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Apogent is a leading developer and manufacturer of products for the clinical and research industries. We are organized into two business segments, the Clinical Group and the Research Group, to serve our customers in these industries.

Net sales for the first quarter of fiscal 2004 were $278.6 million, an increase of $20.8 million or 8.1% over the same period of fiscal 2003. For the quarter ended December 31, 2003, Apogent’s net income and diluted earnings per share from continuing operations were $28.5 million and $0.31, respectively. These results compare with net income and diluted earnings per share from continuing operations for the first quarter of fiscal 2003 of $28.8 million and $0.27, respectively.

During the first quarter of fiscal 2004, Apogent completed the restructuring activities announced in January 2003, and incurred special charges associated with these consolidation activities. In December 2003, Apogent issued $345.0 million floating rate senior convertible contingent debt securities (floating rate CODES), and used the proceeds to repurchase Apogent stock and repay amounts previously borrowed under our revolving credit facility to repurchase the Apogent 8% senior notes tendered pursuant to the tender offer and consent solicitation for these notes initiated in September 2003. As a result, we incurred a charge related to this debt extinguishment.

Business

Our subsidiaries manufacture most of the products we sell. Over 50% of our sales are made through distributors. In addition to distributors, our customers include pharmaceutical and biotechnology companies, clinical, academic, research and industrial laboratories, original equipment manufacturers, and others. Approximately 71% of our consolidated net sales during the first quarter of fiscal 2004 were generated from sales transactions with customers within the U.S. and the remainder was generated internationally, mostly from Europe.

The end-users of our products include scientists and lab technicians in the fields of life science research, clinical diagnostics, and basic scientific research. These individuals typically work at pharmaceutical companies, other types of manufacturing companies, hospitals, scientific research organizations, academic and government institutions, and clinical reference laboratories.

Business Strategy

Our goal is to consistently grow our worldwide market presence, net sales, earnings, and cash flows. Key elements of our strategy continue to be:

■	Grow earnings while maintaining a prudent capital structure;

■	Develop profitable new products;

■	Increase sales to existing and new customers;

■	Improve operating efficiencies; and

■	Make strategic acquisitions.

Subsidiaries

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

When we use the terms “we” or “our” in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 2003 and 2002 are the Company’s first quarters of fiscal 2004 and 2003, respectively. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

Results of Operations

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Net Sales

	Three Months Ended December 31,		Dollar Change	Percent Change
	2003	2002
		(in thousands)
Net Sales
Clinical Group	$129,706	$119,413	$10,293	8.6%
Research Group	148,936	138,385	10,551	7.6%

Total Net Sales	$278,642	$257,798	$20,844	8.1%

Overall Company.    Net sales for the first quarter of fiscal 2004 were $278.6 million, an increase of $20.8 million or 8.1% over the same period of fiscal 2003.

Clinical Group.    Increased net sales in the Clinical Group resulted primarily from: (a) increased net sales of existing products (approximately $3.6 million), (b) increased net sales of new products developed by us (approximately $3.4 million), (c) foreign currency fluctuations (approximately $2.6 million), (d) price increases (approximately $0.8 million), and (e) net sales of products of acquired companies, including base period adjustments (approximately $0.4 million). Net sales were partially reduced due to a decrease in net sales of discontinued product lines (approximately $0.4 million).

The following factors contributed to the growth in Clinical Group net sales:

■	Sales of new proprietary diagnostic test products;

■	Sales of flu test kits;

■	Increased average selling prices of OEM consumable glass products; and

■	A positive impact from foreign currency fluctuations.

Looking forward, we anticipate that, excluding foreign currency impacts, sales in fiscal 2004 will grow modestly as we seek to expand our sales through distributors and focus on growing our business organically.

Research Group.    Increased net sales in the Research Group resulted primarily from: (a) increased net sales of new products developed by us (approximately $5.4 million), (b) net sales of products of acquired companies, (approximately $6.2 million), (c) foreign currency fluctuations (approximately $4.1 million), and (d) price increases (approximately $1.2 million). Net sales were partially reduced by a decrease in net sales of existing products (approximately $4.4 million) and a decrease in net sales of discontinued product lines (approximately $1.9 million).

The following factors contributed to the growth in Research Group net sales:

■	Sales by newly-acquired businesses, primarily our Quality Scientific Plastics (QSP) subsidiary acquired in August 2003;

■	An increase in sales of newly developed laboratory equipment and life science consumable products;

■	Sales of new outdoor consumer bottles; and

■	A positive impact from foreign currency fluctuations.

The increase in net sales is partially offset by a decrease in sales of life science instrumentation, general labware consumables, and sales of discontinued products related to the restructuring activities announced in fiscal 2003.

Looking forward, we anticipate that, excluding foreign currency impacts, sales in fiscal 2004 will grow modestly as we seek to focus on growing our business organically and to a lesser extent from recently completed acquisitions. We expect sales of equipment by our Research Group to remain flat.

Gross Profit

	Three Months Ended December 31, 2003	Percent of Sales	Three Months Ended December 31, 2002	Percent of Sales	Dollar Change	Percent Change
	(in thousands)
Gross Profit
Clinical Group	$61,196	47.2%	$56,169	47.0%	$5,027	8.9%
Research Group	69,313	46.5%	68,672	49.6%	641	0.9%

Total Gross Profit	$130,509	46.8%	$124,841	48.4%	$5,668	4.5%

Overall Company.    Gross profit for the first quarter of fiscal 2004 was $130.5 million, or 46.8% of net sales, as compared to $124.8 million, or 48.4% of net sales for the same period of fiscal 2003.

Clinical Group.    Gross profit dollars increased and gross margin percentage remained relatively consistent. Increased gross profit in the Clinical Group resulted primarily from: (a) increases in volume (approximately $2.1 million), (b) the effects of new products (approximately $1.7 million), (c) foreign currency fluctuations (approximately $1.0 million), (d) price increases (approximately $0.8 million), and (d) the effects of acquired companies (approximately $0.1 million). Gross profit was partially reduced by: (a) increased manufacturing overhead (approximately $0.4 million), (b) increases in restructuring charges (approximately $0.2 million), and (c) product mix (approximately $0.1 million).

The factors described above that contributed to our growth in net sales also contributed to higher gross profit.

We anticipate that gross profit dollars will continue to grow in proportion with our growth in net sales as described above. We expect that our gross margin percentage will remain relatively consistent, as decreases in gross margin percentage caused by modest shifts from direct sales to sales through distributors at our Remel subsidiary will be offset by internal cost saving strategies aimed at increasing gross margin percentage.

Research Group.    Gross profit dollars increased, but gross margin percentage decreased from 49.6% to 46.5%. Increased gross profit in the Research Group resulted primarily from: (a) the effects of new products (approximately $2.0 million), (b) product mix (approximately $1.4 million), (c) the effects of acquired companies (approximately $1.3 million), (d) price increases (approximately $1.2 million), and (e) foreign currency fluctuations (approximately $1.1 million). Gross profit was partially reduced by: (a) decreases in volume (approximately $3.8 million) and (b) increased manufacturing overhead (approximately $2.6 million).

The factors described above that contributed to our growth in net sales also contributed to the change in gross profit.

The decrease in gross margin percentage is primarily due to the acquisition of QSP and the unfavorable impact of foreign exchange on average selling prices compared to the impact on costs.

Selling, General and Administrative Expenses

	Three Months Ended December 31,		Dollar Change	Percent Change
	2003	2002
		(in thousands)
Selling, General and Administrative Expenses
Clinical Group	$30,215	$27,986	$2,229	8.0%
Research Group	41,441	40,644	797	2.0%
Restructuring charges and asset impairments
Research Group	4,415	—	4,415

Total Selling, General and Administrative Expenses	$76,071	$68,630	$7,441	10.8%

Overall Company.    Selling, general and administrative expenses for the first quarter of fiscal 2004 were $76.1 million, an increase of $7.4 million, or 10.8%, over the same period of fiscal 2003.

Clinical Group.    Increased selling, general and administrative expenses in the Clinical Group resulted primarily from: (a) foreign currency fluctuations (approximately $0.8 million), (b) marketing expenses (approximately $0.7 million), (c) research and development expenses (approximately $0.5 million), and (d) administrative, finance and legal expenses (approximately $0.3 million). Selling, general and administrative expenses were partially decreased by lower amortization expenses (approximately $0.1 million).

The following factors contributed to the increase in selling, general and administrative expenses:

■	Increased payroll and other employee related expenses from higher headcounts;

■	Increased consulting and outside service expenses;

■	Increased product marketing and advertising expenses;

■	Increased depreciation due to the impact of prior year capital expenditures;

■	Increased pension, insurance, and workers’ compensation costs;

■	Increased travel expenses; and

■	A negative impact from foreign currency fluctuations.

Research Group.    Increased selling, general and administrative expenses in the Research Group resulted primarily from: (a) higher restructuring expenses (approximately $4.4 million), (b) foreign currency fluctuations (approximately $1.5 million), and (c) expenses of acquired businesses (approximately $0.6 million). Selling, general and administrative expenses were partially decreased by: (a) research and development expenses (approximately $0.5 million), (b) administrative, finance and legal expenses (approximately $0.4 million), (c) lower marketing expenses (approximately $0.3 million), and (d) lower amortization expenses ($0.1 million).

The following factors contributed to the increase in selling, general and administrative expenses:

■	Increased payroll and other employee-related expenses from higher headcounts due to the acquisition of QSP;

■	Increased restructuring expenses;

■	Increased travel expenses;

■	Increased pension, insurance, and workers’ compensation costs; and

■	A negative impact from foreign currency fluctuations.

These increases were offset partially by decreases in freight charges, depreciation expenses, and marketing materials expenses.

Operating Income

	Three Months Ended December 31,		Dollar Change	Percent Change
	2003	2002
		(in thousands)
Operating Income
Clinical Group	$30,981	$28,183	$2,798	9.9%
Research Group	23,457	28,028	(4,571)	-16.3%

Total Operating Income	$54,438	$56,211	$(1,773)	-3.2%

Operating income for the first quarter of fiscal 2004 was $54.4 million, a decrease of $1.8 million, or 3.2%, compared to $56.2 million for the same period of fiscal 2003.

Interest Expense

Interest expense, net, was $8.8 million for the first quarter of fiscal 2004, as compared to $10.4 million for the same period of fiscal 2002. The decrease in interest expense is primarily due to a reduction in the Company’s weighted average interest rate offset in part by an increase in our outstanding debt obligations.

Other Income

Other income was $0.4 million for the first quarter of fiscal 2004, as compared to other income of $0.5 million in the same period of fiscal 2003.

Income Taxes

Taxes on income from continuing operations for the first quarter of fiscal 2004 were $16.0 million, a decrease of $0.6 million from the same period of fiscal 2002. The decrease in income taxes resulted from both a decrease in net income and a decrease in our effective tax rate to 36.0% from 36.5%.

Income from Continuing Operations

Income from continuing operations for the first quarter of fiscal 2004 was $28.5 million, a decrease of $0.3 million, from $28.8 million for the same period of fiscal 2003.

Discontinued Operations

Income from discontinued operations, net of tax, for the first quarter of fiscal 2004 was $0.04 million, as compared to a loss of $0.08 million for the same period of fiscal 2003.

Net Income

Net income for the first quarter of fiscal 2004 was $28.5 million, as compared to $28.7 million for the same period of fiscal 2003.

Restructuring Charges

During the three months ended December 31, 2003, the Company recorded restructuring charges of approximately $4.6 million (approximately $3.0 million net of tax), related to restructuring activities announced during fiscal 2003, for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were primarily classified as a component of selling, general, and administrative expenses, which consisted of approximately $2.2 million related to the write-off of fixed assets and a $2.4 million charge for the present value of future lease payments less assumed sublease amounts.

A rollforward of these restructuring activities is as follows:

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
2003 Restructuring charges	$3,664	$5,825	$2,798	$1,220	$28	$13,535
2003 Cash payments	(2,378)	—	—	(1,070)	—	(3,448)
2003 Non-cash charges	—	(5,825)	(2,798)	—	(28)	(8,651)

September 30, 2003 balance	$1,286	$—	$—	$150	$—	$1,436
2004 Restructuring charges	—	—	2,156	2,404	—	4,560
2004 Cash payments	(603)	—	—	—	—	(603)
2004 Non-cash charges	—	—	(2,156)	(447)	—	(2,603)

December 31, 2003 balance	$683	$—	$—	$2,107	$—	$2,790

(a)	Amount represents severance and termination costs for terminated employees (primarily sales, marketing and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

As of December 31, 2003, included in the restructuring liability was a balance of $0.3 million related to fiscal 2002 facility closure activities.

The Company expects to make future cash payments of approximately $1.7 million associated with the above restructuring actions during fiscal 2004 and approximately $1.4 million in fiscal 2005 and beyond.

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

Net cash provided by operating activities was $41.1 million for the first quarter of fiscal 2004 as compared to $27.3 million for the same period during fiscal 2003. The cash outflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $12.0 million for the three months ended December 31, 2003. This cash outflow was primarily the result of reductions in accounts payable (approximately $10.3 million), accrued interest (approximately $5.2 million), payroll and payroll related accruals (approximately $2.5 million) due to the timing of cash payments, a decrease in our accrued bonus (approximately $1.3 million), and increases in inventories (approximately $1.9 million) due to the timing of manufacturing cycles, primarily in our Research Group. The cash outflows were partially offset by decreases in accounts receivable (approximately $9.6 million) due primarily to improved timing of customer payments, the timing of cash payments made on income taxes (approximately $4.0 million), and an increase in our restructuring reserve (approximately $1.3 million).

Net cash used in investing activities was $2.4 million for the first quarter of fiscal 2004, as compared to $28.4 million for the same period of fiscal 2003. Net cash used in investing activities for the first quarter of fiscal 2004 primarily reflects capital expenditures of $5.5 million, offset in part by proceeds received from a distribution of $2.0 million received from an equity investment in a joint venture and proceeds from the sale of property, plant and equipment. Apogent has no current material commitments, but does expect to incur approximately $50.0 million for capital expenditures during the next twelve months.

Net cash used in financing activities was $44.3 million for the first quarter of fiscal 2004, as compared to cash provided by financing activities of $4.2 million for the same period of fiscal 2003. The net cash used in financing activities for the first quarter of fiscal 2004 primarily resulted from $273.3 million of net payments on the revolving credit facility, $109.5 million in treasury stock purchases, and financing fees of $14.9 million paid in connection with the issuance of the floating rate CODES offset by $345.0 million in gross proceeds received on the issuance of floating rate CODES.

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

During the three months ended December 31, 2003, the Company purchased approximately 4.8 million shares of its common stock at an average purchase price of $23.01 per share. The aggregate purchase price of the shares purchased was approximately $109.5 million. Our board of directors has authorized the repurchase of up to 6.8 million additional shares through September 2005. Shares may be repurchased at times and prices deemed appropriate by the Company. We may use cash generated from operations as well as available credit facilities in order to finance the repurchase of these shares.

On December 17, 2003, we issued $300.0 million principal amount of its floating rate senior convertible contingent debt securities (floating rate CODES), and on December 30, 2003, Apogent issued an additional $45.0 million principal amount of these securities upon the exercise by the initial purchasers of their option to purchase up to an additional $45.0 million principal amount of floating rate CODES. The floating rate CODES are due in 2033. The floating rate CODES bear interest at a floating rate equal to 3-month LIBOR minus 125 basis points (but not less than 0% per annum), payable in cash. The securities will be convertible into 10.4 million shares of Apogent common stock at a conversion price of $33.09 per share of common stock, subject to adjustment in certain circumstances (reflecting a premium of approximately 42%, relative to the closing price for our common stock of $23.30 on December 11, 2003): (a) if the price of Apogent’s common stock exceeds the conversion price by 130% for at least 20 trading days during specified periods, (b) on or before December 15, 2028, if for at least 10 consecutive trading days, the securities trade below 98% of the average conversion value for the securities during that period, (c) if any of the credit ratings assigned to the securities fall below specified levels or other adverse credit rating developments occur, (d) if Apogent calls the securities for redemption, or (e) upon the occurrence of specified corporate transactions. Apogent may redeem all or some of the floating rate CODES on or after March 15, 2010 at par plus accrued and unpaid interest, if any, to the redemption date. Apogent may be required to repurchase the floating rate CODES, at the option of the holders, on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, at par plus accrued and unpaid interest, if any, to the redemption date. Apogent may also be required to repurchase the securities upon a change in control at par plus accrued and unpaid interest, if any, to the redemption date. The floating rate CODES rank equal with all existing and future senior unsecured indebtedness and are effectively junior to the outstanding indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

On July 29, 2003, Apogent and three of our domestic subsidiaries, as co-borrowers, entered into a new $500 million revolving credit facility that matures on July 29, 2008, and terminated our former revolving credit facility, as amended, that was scheduled to mature on December 1, 2005. The new revolving credit facility contains essentially the same terms and conditions as our previous credit facility, as amended. As of December 31, 2003, the covenants under our revolving credit facility limited our capacity for additional borrowings, other than to replace our existing indebtedness, to approximately $154.0 million, even though total availability under our revolving credit facility was approximately $441.0 million.

On June 2, 2003, we issued $250.0 million aggregate principal amount of 6 1/2% senior subordinated notes due 2013. We used the proceeds from the 6 1/2% senior subordinated notes to repay borrowings under our revolving credit facility (including borrowings used to repurchase shares of our common stock pursuant to the Dutch Auction tender offer described above), to repurchase shares on the open market and otherwise, and for general corporate purposes. We may redeem some or all of the 6 1/2% senior subordinated notes at any time on or after May 15, 2008. The holders may require us to purchase all or a portion of their 6 1/2% senior subordinated notes at 101% upon a change in control event. The notes are Apogent’s general unsecured obligations and guaranteed on a senior subordinated basis by our domestic subsidiaries that have guaranteed, and our subsidiaries that will in the future guarantee, obligations under our revolving credit facility. The 6 1/2% senior subordinated notes and the guarantees rank junior in right of payment to all of Apogent’s and each subsidiary guarantor’s existing and future senior debt, and rank equally in right of payment with all of Apogent’s and each subsidiary guarantor’s senior subordinated debt.

On October 10, 2001, we issued $300.0 million of senior convertible contingent debt securities (2.25% CODES). The 2.25% CODES have a fixed interest rate of 2.25% per annum, payable on April 15 and October 15 of each year. The 2.25% CODES provide that we are required to pay contingent interest during a six-month interest payment period if the average trading price of a 2.25% CODES for the five trading days ending on the second trading day immediately preceding the beginning of the relevant six-month period equals 120% or more of the principal amount of the 2.25% CODES. So far, we have not been required to pay contingent interest. The rate of contingent interest on the outstanding 2.25% CODES, should the contingency occur, would equal 1/20 of our estimated annual borrowing rate for senior non-convertible fixed-rate indebtedness with a maturity date comparable to the 2.25% CODES, but not less than 0.30% per annum. Based on our current borrowing costs, the contingent interest rate would be approximately 0.4% per annum, so the expense from contingent interest would be $1.2 million per year on the $300.0 million of outstanding 2.25% CODES, if the contingent interest provisions were applicable. Although the 2.25% CODES will mature on October 15, 2021, the holders of the 2.25% CODES may require us to repurchase all or any portion of them on October 20, 2004 and on October 15, 2006, 2011, and 2016, or upon a change of control. We also have the right to redeem some or all of the 2.25% CODES on or after October 20, 2004. We believe that our ability to borrow funds, either under our revolving credit agreement or otherwise, will be sufficient to enable us to make any required repurchase of 2.25% CODES in 2004. Although the 2.25% CODES are not currently convertible into our common stock, they will become convertible under various circumstances and at a conversion price specified in the indenture for the 2.25% CODES. The conversion price is currently $30.49 per share, so the 2.25% CODES would be convertible into approximately 9.8 million shares of Apogent common stock. If the holders of the 2.25% CODES require us to repurchase any or all of the 2.25% CODES on October 20, 2004, Apogent intends to refinance the obligation on a long-term basis using our revolving credit facility that matures in July 2008. Therefore, in accordance with FAS 6, Apogent has classified the 2.25% CODES as a non-current liability.

On April 4, 2001, we issued $325.0 million of unsecured 8% senior notes in a private placement with registration rights, and in August 2001, we completed a registered exchange of the privately placed notes for similar notes that had been registered with the Securities and Exchange Commission. We repurchased approximately $317.9 million of our 8% senior notes that were tendered pursuant to our tender offer and consent solicitation dated September 16, 2003 for those notes. The total purchase price and consent payment aggregated approximately $374.5 million, plus $12.5 million of accrued interest. We funded the purchase through borrowings under our $500.0 million revolving credit facility, together with other available funds. The floating rate CODES, 6 1/2% senior subordinated notes, 2.25% CODES, and the revolving credit facility all contain certain cross default provisions. The revolving credit facility includes financial and operating covenants which, if not met, could result in acceleration of payments on outstanding balances. In addition, floating rate CODES, the 6 1/2% senior subordinated notes, 2.25% CODES, and/or the revolving credit facility contain covenants which, among other things, restrict investments, loans, and advances, require that we maintain certain financial ratios, require that we maintain certain credit ratings, restrict our ability to create or permit liens or to pay dividends or make other restricted payments (as defined), and limit our incurrence of additional indebtedness. We are not aware of any violations of these covenants and do not anticipate any violations in light of current business conditions.

We believe that loans under our revolving credit facility, floating rate CODES, proceeds from the sale of the 6 1/2% senior subordinated notes, and currently available cash and short term investments, along with cash generated from operations, will be sufficient to meet our long-term and short-term working capital needs, as well as our commitments for capital expenditures and business development needs for the next twelve months and the foreseeable future.

We may, in the future, depending on business and market conditions, refinance our debt or replace all or a portion of the cash used to purchase shares with proceeds from the sale of new debt or equity securities or such other financing, as we deem appropriate.

Disclosures About Contractual Obligations and Commercial Commitments

In our day-to-day business activities, we incur certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following tables as of December 31, 2003 (in millions):

	Payments Due by Period
Contractual Obligations	Total		Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$964.2		$2.0	$1.9	$50.7	$909.6
Capital Lease Obligations	0.5		0.3	0.2	—	—
Operating Lease Obligations	82.8		14.1	21.9	17.4	29.4
Purchase Obligations	15.5		12.8	2.7	—	—
Other Long-Term Liabilities	None		—	—	—	—

Total Contractual Obligations	$1,063.0		$29.2	$26.7	$68.1	$939.0

	Total Amounts Committed		Amount of Commitment Expiration Per Period
Other Commercial Commitments			Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$12.8		$12.8	$—	$—	$—
Available Standby Letters of Credit	6.5		6.5	—	—	—
Guarantees(2)	None	(1)	—	—	—	—
Standby Repurchase Obligations	None		—	—	—	—
Other	None		—	—	—	—

Total Commercial Commitments	$19.3		$19.3	$—	$—	$—

(1)	On October 10, 2001, we issued $300.0 million of senior convertible contingent debt securities (2.25% CODES). Although the 2.25% CODES will mature on October 15, 2021, the holders of the 2.25% CODES may require us to repurchase all or any portion of them on October 20, 2004 and on October 15, 2006, 2011, and 2016, or upon a change of control. We also have the right to redeem some or all of the 2.25% CODES on or after October 20, 2004. If the holders of the 2.25% CODES require us to repurchase any or all of the them on October 20, 2004, Apogent intends to refinance the obligation on a long-term basis using our revolving credit facility that matures in July 2008 and therefore, in accordance with FAS 6, has classified the 2.25% CODES as a non-current liability.
(2)	Certain of our domestic subsidiaries are guarantors under our revolving credit facility, 8% senior notes, both series of CODES, and 6 1/2% senior subordinated notes.

Off-Balance Sheet Arrangement

We own 49% of Glass & Plastic Labware LLC, an unconsolidated joint venture that we hold as an equity investment. The joint venture combines the marketing and sales expertise of our Nalge Nunc International subsidiary with the supply-side manufacturing strength of an unaffiliated company, Kimble Glass and its Kontes specialty glass division. Through the joint venture, Nalge Nunc International’s sales team is able to offer laboratory customers both the plastic labware that is Nalge’s core competency and glass labware supplied through the joint venture. As of December 31, 2003, our equity investment in the joint venture was approximately $7.6 million, and was classified as “Other Assets.” Net income from the joint venture for the first quarter of fiscal 2004 was $0.2 million and was included in “Other Income.”

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

Impairment Testing

In connection with annual impairment tests for goodwill, fair market valuations are performed for each of the reporting units. These valuations require certain assumptions from management regarding future operating performance as well as various industry trends. Fluctuations in these assumptions could have a material impact on the values ascribed to the reporting units and could result in an indication of impairment. These assumptions include, but are not limited to, estimated future cash flows, estimated sales growth, and weighted average cost of capital for each of the reporting units. In order to make informed assumptions, management relies on certain public information and statistical and industry information as well as internal forecasts to determine the various assumptions. In the event that industry, general economic, and company trends change, these assumptions will change and impact the calculated fair market values.

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

As required by SFAS No. 87, for instances in which pension plan assets are less than the accumulated benefit obligation (ABO) as of the end of the reporting period (defined as an unfunded ABO position), a minimum liability equal to this difference is established in the consolidated balance sheet. The ABO is the present value of the actuarially determined company obligation for pension payments assuming no further salary increases for the employees. The offset to the minimum liability is a charge to equity, net of tax. In addition, any prepaid pension asset in excess of unrecognized prior service cost must be reversed through a net-of-tax charge to equity. The charge to equity is included in the accumulated other comprehensive gains and (losses) not affecting the retained earnings section of the stockholders’ equity in the consolidated balance sheet.

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

Guarantees in existence prior to December 31, 2002 which have been modified.    In addition to the purchase price paid for our Capitol Vial subsidiary, we agreed to pay the sellers three times the annual revenues of Capitol Vial for product sales to the U.S. Department of Defense over the twelve-month period ending December 31, 2006, or such other earlier date as Apogent and the sellers agree. The maximum earnout payment cannot exceed $9.0 million. To date, Capitol Vial does not have a contract with the U.S. Department of Defense, and no sales to the Department have been made.

Guarantees in existence prior to December 31, 2002 which have not been modified.    Our joint venture partner, Kimble Glass, is entitled to a $4.0 million preferred distribution of the joint venture’s available cash in each of the three fiscal years ending November 30, 2002, 2003, and 2004. If the available cash from the joint venture is insufficient in any of these joint venture fiscal years to pay the $4.0 million preferred distribution to Kimble Glass, then we are obligated to pay Kimble Glass the difference. The joint venture distributes its available cash quarterly. Apogent’s equity in earnings in the joint venture is recorded after giving effect to the preferred distribution to Kimble Glass. Available earnings and cash generated by the joint venture have been sufficient to satisfy the preferred distribution requirement to date and are anticipated to be sufficient to satisfy this requirement until the requirement expires on November 30, 2004. As of December 31, 2003, the maximum amount that potentially could be owed by us to Kimble Glass through November 30, 2004 would not exceed $4.0 million.

Guarantees entered into after December 31, 2002.    In January 2003, Apogent entered into an agreement with a customer that guarantees total payments of $1.7 million through December 2005. In return for the guarantee, Apogent is a participant in certain preferred marketing and sales promotion efforts of the customer. Apogent has recorded the transaction in accordance the measurement and recognition requirements of FIN 45.

A rollforward of our product warranties is as follows:

	Beginning balance	Payments and other reductions	Additions	Ending balance
	(in thousands)
Year ended September 30, 2003	$1,462	$1,542	$1,318	$1,238
Three months ended December 31, 2003	$1,238	$189	$88	$1,137

In the normal course of business, Apogent indemnifies other parties, including customers, lessors and parties to other transactions with Apogent, with respect to certain matters. In some of these contracts we have agreed to hold the other party harmless against losses arising from a breach of representations or covenants (including payment obligations), or from intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements have not had a material impact on our operating results or financial position.

Financial Accounting Standards Board Interpretation No. 46(R)

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) clarifies situations in which entities shall be subject to consolidation. FIN 46(R) is effective for all variable interest entities for periods ending after December 15, 2003. The Company has completed its evaluation and determined that it has no variable interest entities and that the adoption of FIN 46 (R) did not have a material impact on the Company’s financial statements.

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

In addition, our credit facilities require us to comply with specified financial covenants including minimum interest coverage ratios, maximum leverage ratios, and minimum net worth requirements.

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

On October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of December 31, 2003, goodwill and other intangible assets with indefinite lives represented approximately 52% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

We rely heavily upon sales to key distributors and original equipment manufacturers, and could lose sales if any of them stop doing business with us.

Our three most significant distributors represent a significant portion of our revenues. For example, sales to Fisher Scientific, VWR, and Allegiance Corporation accounted for approximately 15%, 11%, and 7% of revenues during the first quarter of fiscal, respectively. Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience softness in their sales. We rely primarily upon the long-standing and mutually beneficial nature of our relationships with our key distributors, rather than on contractual rights, to protect these relationships. Volatility in end-user demand can also arise with large original equipment manufacturers and private label customers to whom we sell directly, particularly when our customers fail to manage inventories to end-user demand, discontinue product lines, or switch business to other manufacturers. Sales to our original equipment manufacturer customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

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

Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks. If the FDA determines that we are not in compliance with existing laws and regulations with respect to a particular product or a particular manufacturing facility, we could be subject to delays in the release of products, product recalls, suspension or revocation of authority necessary for product production and sale, and other administrative, civil or criminal sanctions. In the future, some of our products may be affected by the passage of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of approvals needed to sell one or more of our products. Additionally, violations of any environmental, health and safety laws or regulations, or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability. Although we currently maintain insurance against some of these risks uninsured losses could occur.

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

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk

There has been no substantial change in market risk to the Company since September 30, 2003, the end of our prior fiscal year.

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

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s first fiscal quarter.

PART II—OTHER INFORMATION

ITEM 2:    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table discloses our purchases of our equity securities during the first quarter of fiscal 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(c)
October 1, 2003 to October 31, 2003	—	$—	—	11,559,716
November 1, 2003 to November 30, 2003	1,761,400	$22.51	1,761,400	9,798,316
December 1, 2003 to December 31, 2003	3,000,000	$23.30	3,000,000	6,798,316

Total	4,761,400	$23.01	4,761,400

(a)	Shares were purchased in open market and block transactions.
(b)	Apogent’s stock repurchase program was publicly announced in July 2002 and amended during fiscal 2003. It is scheduled to expire in September 2005.
(c)	The Board of Directors authorized the repurchase of shares of Apogent common stock on the following dates: July 15, 2002 – 2,000,000 shares; January 28, 2003 – 5,000,000 shares; April 21, 2003 – 5,000,000 shares; and May 28, 2003 – 9,000,000 shares.

ITEM 4:    Submission of Matters to a Vote of Security Holders

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on January 27, 2004. A quorum was present at the Annual Meeting, with 81,830,728 shares out of a total of 87,460,479 (93.6%) shares entitled to cast votes represented in person or by proxy at the meeting. The 87,460,479 shares entitled to vote represent the 90,460,479 shares outstanding and entitled to vote at the December 1, 2003 record date minus 3 million shares repurchased by the Company prior to the date of the Annual Meeting.

The only matter submitted for a vote was a proposal to elect four directors to serve as Class III Directors until the 2007 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

The shareholders voted to elect Mary G. Puma, Simon B. Rich, Joe L. Roby, and Kenneth F. Yontz to serve as Class III directors until the 2007 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

	Mary G. Puma	Simon B. Rich	Joe L. Roby	Kenneth F. Yontz
For	69,570,321	69,072,477	69,572,157	70,368,609
Withheld From	12,260,407	12,758,251	12,258,571	11,462,119

The terms of office as directors of William H. Binnie, Don H. Davis, Jr., Christopher L. Doerr, Stephen R. Hardis, R. Jeffrey Harris, Frank H. Jellinek, Jr., and Richard W. Vieser continued after the meeting.

ITEM 6:    Exhibits and Reports on Form 8-K

(a) Exhibits:

See Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

(b) Reports on Form 8-K:

On October 16, 2003, Apogent filed a Current Report on Form 8-K dated October 15, 2003, reporting the expiration, at 5:00 p.m. New York City time on October 15, 2003, of its tender offer and consent solicitation for any and all of its 8% senior notes due 2011. On October 24, 2003, Apogent filed a Current Report on Form 8-K/A solely to amend the original Form 8-K filed on May 13, 2003 to correct the audit period referenced in the opinion paragraph of the Independent Auditors’ Report.

On November 12, 2003, Apogent furnished a Current Report on Form 8-K dated November 10, 2003, providing the Company’s fourth quarter and 2003 fiscal year financial results and related information, and reporting certain succession planning information.

On December 11, 2003, Apogent filed a Current Report on Form 8-K announcing the offering of floating rate senior convertible debt securities.

On December 12, 2003, Apogent filed a Current Report on Form 8-K announcing the pricing of floating rate senior convertible debt securities.

On December 31, 2003, Apogent filed a Current Report on Form 8-K dated December 30, 2003, announcing the completion of the sale of floating rate senior convertible debt securities.

On January 22, 2004, subsequent to the end of the quarter for which this report is filed, Apogent furnished a Current Report on Form 8-K providing the public disclosure of first quarter financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 13, 2004

APOGENT TECHNOLOGIES INC.
(Registrant)

/s/ DENNIS BROWN
Dennis Brown Chief Financial Officer*
* Executing as both the principal financial officer and a duly authorized officer of the Company

APOGENT TECHNOLOGIES INC.

(COMMISSION FILE NO. 1-11091)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q FOR

THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith
4.10	First Amendment to the Credit Agreement, dated as of July 29, 2003, among the Registrant, Erie Scientific Company, Nalge Nunc International Corporation, and Remel Inc., each as a Subsidiary Borrower, the several lenders from time to time parties thereto (“the Lenders”), Fleet National Bank, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent for the Lenders, ABN AMRO Bank N.V., Bank of America N.A. and SunTrust Bank, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners		X

4.11	Second Amendment to the Credit Agreement, dated as of July 29, 2003, among the Registrant, Erie Scientific Company, Nalge Nunc International Corporation, and Remel Inc., each as a Subsidiary Borrower, the several lenders from time to time parties thereto (“the Lenders”), Fleet National Bank, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent for the Lenders, ABN AMRO Bank N.V., Bank of America N.A. and SunTrust Bank, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners		X

12.1	Computation of Ratio of Earnings to Fixed Charges		X

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X

EI-1