Form 10-Q
period 2004-03-31
APOGENT TECHNOLOGIES INC
filed 2004-05-10
CIK 824803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

At April 30, 2004 there were 89,444,607 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$43,809	$18,505
Marketable securites—available for sale	12,673	17,625
Accounts receivable (less allowance for doubtful accounts of $4,828 and $4,286 respectively)	185,763	179,523
Inventories	217,219	206,549
Deferred income taxes	15,308	15,308
Prepaid expenses and other current assets	20,229	16,518

Total current assets	495,001	454,028
Property, plant and equipment, net	275,000	282,752
Intangible assets, net	182,602	179,492
Goodwill	1,022,561	999,243
Other assets	40,174	34,476

Total assets	$2,015,338	$1,949,991

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt and overdrafts	$11,455	$12,801
Current portion of long-term debt	2,219	2,281
Accounts payable	48,148	50,220
Income taxes payable	30,843	20,053
Accrued payroll and employee benefits	35,062	34,484
Accrued interest expense	9,534	8,844
Restructuring reserve	2,494	1,758
Other current liabilities	45,048	38,883

Total current liabilities	184,803	169,324
Long-term debt, less current portion	912,478	891,989
Deferred income taxes	148,683	137,683
Other liabilities	28,712	26,948
Commitments and contingent liabilities	—	—

Shareholders' equity:
Preferred stock, $0.01 par value; authorized 20,000,000 shares	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 107,093,668 and 107,057,865 shares; outstanding 89,296,357 and 92,013,345 shares, respectively	1,071	1,071
Additional paid-in capital	281,077	270,119
Retained earnings	799,713	737,045
Accumulated other comprehensive income (loss)	16,415	(3,127)
Deferred compensation	(5,451)	—
Treasury common stock, 17,797,331 and 15,044,520 shares at cost	(352,163)	(281,061)

Total shareholders' equity	740,662	724,047

Total liabilities and shareholders' equity	$2,015,338	$1,949,991

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales	$297,947	$276,638	$576,589	$534,436
Cost of sales:
Cost of products sold	155,534	145,409	303,522	278,366
Restructuring charges	142	—	287	—

Total cost of sales	155,676	145,409	303,809	278,366

Gross profit	142,271	131,229	272,780	256,070
Selling, general and administrative expenses	76,955	71,310	148,611	139,940
Merger expenses	2,286	—	2,286	—
Restructuring charges and asset impairments	556	332	4,971	332

Total selling, general and administrative expenses	79,797	71,642	155,868	140,272

Operating income	62,474	59,587	116,912	115,798
Other income (expense):
Interest expense, net	(6,992)	(10,381)	(15,816)	(20,792)
Amortization of deferred financing fees	(1,689)	(891)	(3,012)	(1,803)
Loss on extinguishment of debt	—	—	(171)	—
Other, net	74	289	429	780

Income from continuing operations before income taxes	53,867	48,604	98,342	93,983
Income taxes	19,810	17,740	35,821	34,304

Income from continuing operations	34,057	30,864	62,521	59,679
Discontinued operations, net of income taxes	106	(87,246)	147	(87,328)

Net income (loss)	$34,163	$(56,382)	$62,668	$(27,649)

Basic earnings per common share from continuing operations	$0.39	$0.30	$0.70	$0.57
Discontinued operations	0.00	(0.84)	0.00	(0.83)

Basic earnings per common share	$0.39	$(0.54)	$0.70	$(0.26)

Diluted earnings per common share from continuing operations	$0.38	$0.29	$0.68	$0.56
Discontinued operations	$0.00	(0.83)	$0.00	(0.82)

Diluted earnings per common share	$0.38	$(0.54)	$0.69	$(0.26)

Weighted average basic shares outstanding	88,408	103,986	89,575	104,863
Weighted average diluted shares outstanding	90,639	104,817	91,272	105,920

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended March 31, 2004

(in thousands)

(unaudited)

	Common Stock	Additional Paid—In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Common Stock	Total Shareholders' Equity
Balance at September 30, 2003	$1,071	$270,119	$737,045	$(3,127)	$—	$(281,061)	$724,047
Comprehensive income:
Net income	—	—	62,668	—	—	—	62,668
Translation adjustment	—	—	—	22,639	—	—	22,639
Unrealized loss on marketable security net of tax of $1,819	—	—	—	(3,097)	—	—	(3,097)

Total comprehensive income	—	—	62,668	19,542	—	—	82,210
Treasury shares purchased	—	—	—	—	—	(109,468)	(109,468)
Deferred compensation	—	5,946	—	—	(5,946)	—	—
Amortization of deferred compensation	—	—	—	—	495	—	495
Shares issued in connection with employee stock purchase program	—	716	—	—	—	—	716
Shares issued in connection with stock options	—	(2,106)	—	—	—	38,366	36,260
Tax benefit related to stock options	—	6,402	—	—	—	—	6,402

Balance at March 31, 2004	$1,071	$281,077	$799,713	$16,415	$(5,451)	$(352,163)	$740,662

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$62,668	$(27,649)
Adjustments to reconcile net income to net cash provided by operating activities;
Discontinued operations	(147)	87,328
Depreciation	23,553	21,376
Amortization	11,340	9,559
Gain on sale of property plant and equipment	48	99
Asset impairments	2,156	—
Loss on extinguishment of debt	171	—
Deferred income taxes	9,245	(6,667)
Changes in assets and liabilities, net of effects of businesses acquired:
Increase in accounts receivable	(1,333)	(1,738)
Increase in inventories	(5,016)	(7,897)
Increase in prepaid expenses and other current assets	(3,636)	(3,365)
Decrease in accounts payable	(3,484)	(5,453)
Increase (decrease) in income taxes payable	10,032	(4,055)
Decrease in accrued payroll and employee benefits	(260)	(2,667)
Increase (decrease) in accrued interest expense	689	(448)
Increase (decrease) in restructuring reserve	736	(674)
Increase in other current liabilities	3,401	3,016
Net change in other assets and liabilities	2,525	(3,801)

Net cash provided by operating activities	112,688	56,964

Cash flows from investing activities:
Capital expenditures	(12,700)	(22,560)
Proceeds from sales of property, plant and equipment	2,345	558
Net payments for businesses acquired	(17,502)	(21,567)
Other investing activities	1,516	1,546

Net cash used in investing activities	(26,341)	(42,023)

Cash flows from financing activities:
Proceeds from revolving credit facility	161,300	323,100
Principal payments on revolving credit facility	(484,406)	(260,400)
Proceeds from long-term debt	345,000	—
Principal payments on long-term debt	—	(23,408)
Proceeds from the exercise of stock options	36,260	2,345
Proceed from employee stock purchase program	716	927
Purchase of treasury stock	(109,468)	(69,328)
Financing fees paid	(9,728)	—
Premium paid on extinguishment of debt and settlement of securities lending	(171)	—
Other financing activities	—	1,958

Net cash used in financing activities	(60,497)	(24,806)

Effect of exchange rate changes on cash and cash equivalents	(546)	10,944

Net decrease in cash and cash equivalents	25,304	1,079
Cash and cash equivalents at beginning of period	18,505	16,327

Cash and cash equivalents at end of period	$43,809	$17,406

See accompanying notes to unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data, or when specified in millions)

1.    Basis of Presentation

In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included, and are of a normal recurring nature. The results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

Historical financial information has been restated to reflect the discontinuance of the businesses conducted by the Company’s former Applied Biotech, Inc., BioRobotics Group Limited Ltd., and Vacuum Process Technology, Inc. subsidiaries.

2.    Guarantees

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

Guarantees in existence prior to December 31, 2002 which have not been modified.    Our joint venture partner, Kimble Glass, is entitled to a $4.0 million preferred distribution of the joint venture’s available cash in each of the three fiscal years ending November 30, 2002, 2003, and 2004. If the available cash from the joint venture is insufficient in any of these joint venture fiscal years to pay the $4.0 million preferred distribution to Kimble Glass, then we are obligated to pay Kimble Glass the difference. The joint venture distributes its available cash quarterly. Apogent’s equity in earnings in the joint venture is recorded after giving effect to the preferred distribution to Kimble Glass. Available earnings and cash generated by the joint venture have been sufficient to satisfy the preferred distribution requirement to date and are anticipated to be sufficient to satisfy this requirement until the requirement expires on November 30, 2004. As of March 31, 2004, the maximum amount that potentially could be owed by us to Kimble Glass through November 30, 2004 would not exceed $3.0 million.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

A rollforward of our product warranties is as follows:

	Beginning balance	Payments and other reductions	Additions	Ending balance
	(in thousands)

Year ended September 30, 2003	$1,462	$1,542	$1,318	$1,238
Six months ended March 31, 2004	$1,238	$288	$396	$1,346

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$34,163	$(56,382)	$62,668	$(27,649)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,059	2,450	6,022	6,121

Pro forma net income (loss)	$31,104	$(58,832)	$56,646	$(33,770)

Earnings (loss) per share:
Basic-as reported	$0.39	$(0.54)	$0.70	$(0.26)

Basic-pro forma	$0.35	$(0.57)	$0.63	$(0.32)

Diluted-as reported	$0.38	$(0.54)	$0.69	$(0.26)

Diluted-pro forma	$0.35	$(0.56)	$0.63	$(0.32)

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended March 31,
	2004	2003
Volatility	27.55%	31.16%
Risk-free rate	2.50%	2.50%
Expected holding period	8.0 years	8.0 years
Dividend yield	0.00%	0.00%

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

4.    Inventories

Inventories at March 31, 2004 and September 30, 2003 consisted of the following:

	March 31, 2004	September 30, 2003
Raw materials and supplies	$74,452	$66,816
Work in process	20,488	19,531
Finished goods	122,279	120,202

	$217,219	$206,549

5.    Intangible Assets

As a result of current year acquisitions, changes in foreign currency rates, and final adjustments to purchase price of companies acquired during fiscal 2003, goodwill and intangible assets increased by approximately $35.0 million during the first six months of fiscal 2004. Unamortizable intangible assets (goodwill) were approximately $1,022.6 million as of March 31, 2004.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Intangible assets are as follows:

	March 31, 2004	September 30, 2003
Amortizable intangible assets
Proprietary technology	$83,735	$80,838
Trademarks	82,225	80,823
Patents	37,281	36,604
Licenses	12,122	11,913
Drawings	11,957	11,806
Non-compete agreements	11,303	11,007
Customer lists and other	27,362	21,342
Less: Accumulated amortization	(83,383)	(74,841)

Net amortizable intangible assets	182,602	179,492
Unamortizable intangible assets (goodwill)	1,022,561	999,243

	$1,205,163	$1,178,735

Intangible assets at March 31, 2004 by business segment are as follows:

	Clinical Group	Research Group	Consolidated
Proprietary technology	$65,999	$17,736	$83,735
Less: Accumulated amortization	(22,349)	(8,312)	(30,661)

Net proprietary technology	43,650	9,424	53,074

Trademarks	18,452	63,773	82,225
Less: Accumulated amortization	(2,554)	(17,895)	(20,449)

Net trademarks	15,898	45,878	61,776

Patents	20,635	16,645	37,280
Less: Accumulated amortization	(5,724)	(5,192)	(10,916)

Net patents	14,911	11,453	26,364

Licenses	9,718	2,405	12,123
Less: Accumulated amortization	(3,371)	(373)	(3,744)

Net licenses	6,347	2,032	8,379

Drawings	—	11,957	11,957
Less: Accumulated amortization	—	(6,466)	(6,466)

Net drawings	—	5,491	5,491

Non-compete agreements	5,678	5,625	11,303
Less: Accumulated amortization	(4,132)	(4,038)	(8,170)

Net non-compete agreements	1,546	1,587	3,133

Other identifiable intangible assets (a)	12,721	13,947	26,668
Less: Accumulated amortization	(1,015)	(1,547)	(2,562)

Net other identifiable intangibles (a)	11,706	12,400	24,106

Net amortizable intangible assets (a)	$94,058	$88,265	$182,323

Excess cost over net asset values acquired (goodwill)	$519,715	$502,846	$1,022,561

Unamortizable intangible assets	519,715	502,846	1,022,561

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Note (a): At March 31, 2004, Apogent Corporate Office had $695 of amortizable other identifiable intangible assets and $416 of related accumulated amortization that were not allocated to either of the business segments and are not included in the consolidated totals in the above table.

Amortization of intangible assets was $3,933 and $3,820 for the three months ended March 31, 2004 and 2003, respectively. Amortization of intangible assets was $7,833 and $7,756 for the six months ended March 31, 2004 and 2003, respectively. Amortization expense relating to the existing identifiable intangible assets for each of the next five years (beginning with fiscal 2004) is expected to be $15,127, $14,664, $14,024, $13,461, and $12,245, respectively.

The changes in the carrying amount of goodwill for the six months ended March 31, 2004 are as follows:

	Clinical Group	Research Group	Consolidated
Balance at September 30, 2003	$513,216	$486,027	$999,243
Goodwill acquired during the year	6,375	2,622	8,997
Adjustments to purchase price of prior year acquisitions	—	941	941
Effect of change in foreign currencies	124	13,256	13,380

Balance at March 31, 2004	$519,715	$502,846	$1,022,561

6.    Merger Announcement and Acquisitions

Merger Announcement

On March 17, 2004, we announced a definitive agreement to merge with a subsidiary of Fisher Scientific International Inc., or “Fisher,” a world leader in serving science, headquartered in Hampton, New Hampshire, as a result of which we will become a subsidiary of Fisher. The transaction will be accounted for using the purchase method of accounting, with each share of Apogent common stock to be exchanged for .56 shares of Fisher common stock. The merger is subject to approval by the shareholders of both Apogent and Fisher, as well as customary regulatory approvals, and there can be no assurance that the transaction will be consummated.

Acquisitions

During the three and six months ended March 31, 2004, the Company completed three acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $17.5 million. None of the acquisitions was considered individually significant. The total goodwill and identifiable intangible assets for the acquired companies was approximately $17.6 million (allocated approximately $9.0 million to goodwill and $8.6 million to amortizable intangible assets). In addition to the purchase price paid for J&S Medical, we have accrued $4.4 million as a holdback from the purchase price. The intangible assets will be amortized over their expected lives ranging from 5 to 20 years. The aggregate purchase price of these acquisitions was allocated to tangible and intangible assets acquired based on their fair values as follows:

Tangible assets	$5,362
Liabilities assumed	(5,422)

Net assets assumed	(60)
Goodwill and intangible assetws	17,631
Less cash acquired, if any	(69)

Cash paid for acquisition, net of cash acquired	$17,502

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

The following table outlines our estimates of sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

Business Segment:

Company Acquired	Acquisition Date	Sales	Operating Income	Total Assets	Type of Acquisition
Clinical Group:
Perk Scientific	1/8/04	$1,700	$699	$—	Asset
J&S Medical Associates, Inc.	3/5/04	4,050	1,123	1,389	Asset
Research Group:
H.A.L. Baggin, Inc. (d/b/a Pactech)	2/20/04	13,049	1,322	4,314	Asset

7.    Long-Term Debt

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

The floating rate CODES bear interest at a floating rate equal to 3-month LIBOR minus 125 basis points (but not less than 0% per annum), payable in cash. The securities will be convertible into approximately 10.4 million shares of Apogent common stock using a conversion price of $33.09 per share of common stock, subject to adjustment in certain circumstances (reflecting a premium of approximately 42%, relative to the closing price for Apogent’s common stock of $23.30 on December 11, 2003) under the following circumstances: (a) if the price of Apogent’s common stock exceeds the conversion price by 130% for at least 20 trading days during specified periods, (b) on or before December 15, 2028, if for at least 10 consecutive trading days, the securities trade below 98% of the average conversion value for the securities during that period, (c) if any of the credit ratings assigned to the securities fall below specified levels or other adverse credit rating developments occur, (d) if Apogent calls the securities for redemption, or (e) upon the occurrence of specified corporate transactions, including the proposed merger with Fisher described in Note 6, above. Apogent may redeem all or some of the floating rate CODES on or after March 15, 2010 at par plus accrued and unpaid interest, if any, to the redemption date. Apogent may be required to repurchase the floating rate CODES, at the option of the holders, on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, at par plus accrued and unpaid interest, if any, to the redemption date. Apogent may also be required to repurchase the securities upon a change in control at par plus accrued and unpaid interest, if any, to the redemption date. The proposed merger with Fisher described in Note 6 does not constitute a change in control for this purpose. The floating rate CODES rank equal with all existing and future senior unsecured indebtedness and will be effectively junior to the outstanding indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

2.25% CODES

On October 10, 2001, Apogent issued $300 million of senior convertible contingent debt securities (2.25% CODES). Although the 2.25% CODES will mature on October 15, 2021, the holders of the 2.25% CODES may require Apogent to repurchase all or any portion of them on October 20, 2004 and on October 15, 2006, 2011, and 2016, or upon a change of control. The proposed merger with Fisher described in Note 6 does not constitute a change in control for this purpose. Apogent also has the right to redeem some or all of the 2.25% CODES on or after October 20, 2004. If the holders of the 2.25% CODES require Apogent to repurchase any or all of the 2.25% CODES on October 20, 2004, and assuming that the merger with Fisher described in Note 6 has not occurred, Apogent intends to refinance the obligation on a long-term basis using its revolving credit facility that matures in July 2008. Therefore, in accordance with FAS 6, Apogent has classified the 2.25% CODES as a non-current liability.

Although no conversion features outlined in our 2.25% CODES have been met, holders may convert any outstanding 2.25% CODES (or portions of outstanding 2.25% CODES) into approximately 9.8 million shares of Apogent’s common stock at the current conversion price of approximately $30.49 per share (equal to a conversion rate of 32.7955 shares per $1,000 principal amount of 2.25% CODES) under the following circumstances: a) during any conversion period if the sale price of our common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of the conversion period was more than 120% of the conversion price on that thirtieth trading day; b) during the five business-day period following any 10 consecutive trading-day period in which the average of the trading prices for the 2.25% CODES for that 10 trading-day period was less than 105% of the average conversion value for the 2.25% CODES during that period; c) during any period in which the credit rating assigned to the 2.25% CODES by either Moody’s or Standard & Poor’s is lower than Ba2 or BB+, respectively, in which the credit rating assigned to the 2.25% CODES is suspended or withdrawn by either rating agency or in which neither rating agency continues to rate the 2.25% CODES or provide ratings services or coverage to Apogent; d) if the Company has called the 2.25% CODES for redemption; or e) upon the occurrence of certain corporate transactions, including the proposed merger with Fisher described in Note 6.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

8.    Employee Benefit Plans

The Company has four defined benefit pension plans covering approximately 43% of its U.S. employees. The following is a breakdown of the components of net period pension benefit cost for the three and six months ended March 31, 2004 and 2003.

Components of Net Periodic Pension Benefit Cost

Three months ended March 31,
(in thousands)
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$1,045	$848	$5	$5
Interest cost	1,400	1,353	103	122
Expected return on plan assets	(1,151)	(1,056)	—	—
Amortization of prior service cost	5	5	—	—
Amortization of net (gain) loss	435	214	64	63

Net periodic benefit cost	$1,734	$1,364	$172	$190

Six months ended March 31,
(in thousands)
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$2,089	$1,696	$9	$9
Interest cost	2,800	2,705	205	244
Expected return on plan assets	(2,302)	(2,111)	—	—
Amortization of prior service cost	11	11	—	—
Amortization of net (gain) loss	871	428	129	126

Net periodic benefit cost	$3,469	$2,729	$343	$379

Employer Contributions

Apogent previously disclosed in its annual report for the year ended September 30, 2003, that it expected to contribute $6.1 million to its pension plan during fiscal 2004. As of March 31, 2004, $1.4 million of contributions have been made. Apogent presently anticipates contributing an additional $2.0 million to fund its pension plan during fiscal 2004 for a total of $3.4 million. The large reduction in planned contributions is due to the relief provided by the Pension Funding Equity Act of 2004, signed into law on April 10, 2004.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

9.    Restructuring

During the first six months of fiscal 2004, the Company recorded additional restructuring charges of approximately $5,258 (approximately $3,313 net of tax), related to restructuring activities announced during fiscal 2003 and fiscal 2004, for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were primarily classified as a component of selling, general, and administrative expenses which consisted of approximately $2,156 related to the write-off of fixed assets and a $2,549 charge for the present value of future lease payments, less assumed sublease amounts.

A rollforward of these restructuring activities is as follows:

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
2003 Restructuring charges	$3,664	$5,825	$2,798	$1,220	$28	$13,535
2003 Cash payments	(2,378)	—	—	(1,070)	—	(3,448)
2003 Non-cash charges	—	(5,825)	(2,798)	—	(28)	(8,651)

September 30, 2003 balance	$1,286	$—	$—	$150	$—	$1,436
2004 Restructuring charges	133	—	2,156	2,549	420	5,258
2004 Cash payments	(1,026)	—	—	—	(300)	(1,326)
2004 Non-cash charges	—	—	(2,156)	(876)	(102)	(3,134)

March 31, 2004 balance	$393	$—	$—	$1,823	$18	$2,234

(a)	Amount represents severance and termination costs for terminated employees (primarily sales, marketing and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

As of March 31, 2004, included in the restructuring liability was a balance of $260 related to fiscal 2002 facility closure activities.

The Company expects to make future cash payments of approximately $1,118 associated with the above restructuring actions during fiscal 2004 and approximately $1,376 in fiscal 2005 and beyond.

10.	Capital Stock

During the six months ended March 31, 2004, the Company purchased approximately 4.8 million shares of its common stock at an average purchase price of $23.01 per share. All of these purchases occurred during the quarter ended December 31, 2003. The aggregate purchase price of the shares purchased was approximately $109.5 million.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Basic	88,408	103,986	89,575	104,863
Effect of assumed conversion of employee stock options	2,231	831	1,697	1,057

Diluted	90,639	104,817	91,272	105,920

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase 11,642 shares of common stock for the three months ended March 31, 2003 and 2,418 and 9,382 for the six months ended March 31, 2004 and 2003, respectively, as their effects would have been anti-dilutive. Also excluded from the shares used in calculating the diluted earnings per common share are approximately 9,839 shares of common stock issuable upon the conversion of our senior convertible contingent debt securities (2.25% CODES) based on a conversion price of $30.49 per share and approximately 10,426 shares of common stock issuable upon the conversion of our floating rate senior convertible contingent debt securities (floating rate CODES) based on a conversion price of $33.09 per share.

12.	Segment Information

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

The Company’s operating subsidiaries are engaged primarily in the manufacture and sale of laboratory products in the United States and other countries. The Company’s products are categorized in the business segments of: the Clinical Group and the Research Group. Corporate office expenses are allocated to the business segments based on net sales. A description of the business segments follows.

Clinical Group

Our Clinical Group manufactures, distributes, and sells products primarily to clinical and commercial laboratories and to scientific research and industrial customers. These products are used in a number of in vitro (out of body) diagnostic applications, including specimen collection, specimen transportation, drug testing, therapeutic drug monitoring, and infectious disease detection. Other applications include human tissue research and human cell research, with an emphasis on cancer applications. Clinical Group products include:

•	microscope slides, cover glass, and glass tubes and vials;

•	stains and reagents;

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

•	instrumentation for human tissue and cell research;

•	diagnostic test kits;

•	sample vials used in diagnostic testing;

•	culture media;

•	diagnostic reagents; and

•	other products used in detecting and/or monitoring the existence of infectious diseases and conditions, therapeutic drugs, and drugs of abuse.

Research Group

Our Research Group manufactures, distributes, and sells products primarily to the research and clinical life sciences industries. Applications of these products include general laboratory uses as well as genetic research, protein research, high-throughput screening for drug discovery, cell culture, filtration, and other liquid handling. In addition, this segment manufactures, distributes, and sells basic laboratory equipment used by medical, pharmaceutical, and scientific laboratories. Research Group products include:

•	reusable plastic and glass products;

•	disposable plastic and glass products;

•	products for critical packaging applications;

•	environmental and safety containers;

•	liquid handling automation products;

•	glass liquid sample vials and seals used in various applications;

•	heating, cooling, shaking, stirring, mixing, and temperature control instruments; and

•	water purification systems.

The costs of some corporate functions are allocated to the business segments at predetermined rates that approximate cost. Information on these business segments is summarized as follows (unaudited):

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

	Clinical Group	Research Group	Eliminations	Total
Three Months Ended March 31, 2004
Revenues:
External customer	$138,770	$159,177	$—	$297,947
Intersegment	2,813	306	(3,119)	—
Total revenues	141,583	159,483	(3,119)	297,947
Gross profit	67,338	74,933	—	142,271
Selling general and administrative	33,266	46,531	—	79,797
Operating income	34,072	28,402	—	62,474

Three Months Ended March 31, 2003
Revenues:
External customer	$132,516	$144,122	$—	$276,638
Intersegment	2,442	156	(2,598)	—
Total revenues	134,958	144,278	(2,598)	276,638
Gross profit	61,697	69,532	—	131,229
Selling general and administrative	30,313	41,329	—	71,642
Operating income	31,384	28,203	—	59,587

	Clinical Group	Research Group	Eliminations	Total
Six Months Ended March 31, 2004
Revenues:
External customer	$268,476	$308,113	$—	$576,589
Intersegment	5,536	521	(6,057)	—
Total revenues	274,012	308,634	(6,057)	576,589
Gross profit	128,534	144,246	—	272,780
Selling general and administrative	63,481	92,387	—	155,868
Operating income	65,053	51,859	—	116,912
Segment assets (as of March 31, 2004)	971,324	1,044,014	—	2,015,338

Six Months Ended March 31, 2003
Revenues:
External customer	$251,930	$282,506	$—	$534,436
Intersegment	5,110	282	(5,392)	—
Total revenues	257,040	282,788	(5,392)	534,436
Gross profit	117,867	138,203	—	256,070
Selling general and administrative	58,288	81,984	—	140,272
Operating income	59,579	56,219	—	115,798

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

13.	Supplementary Cash Flow Information

	Six Months Ended March 31,
	2004	2003
Supplemental disclosures of cash flow information:

Cash paid for acquisitions, net of cash acquired:
Tangible assets	$5,362	$3,176
Liabilities assumed	(5,422)	(6,373)

Net assets assumed	(60)	(3,197)
Goodwill and intangible assets	17,631	26,406
Less cash acquired, if any	(69)	(1,642)

Cash paid for acquisitions, net of cash acquired	$17,502	$21,567

Cash paid during the period for:
Interest	$14,874	$20,987

Income taxes	$8,367	$37,325

Capital lease obligations incurred	$34	$68

14.	Condensed Consolidating Financial Statements

The Company’s material U.S. subsidiaries are guarantors of its revolving credit facility, 8% senior notes, both classes of CODES and the 6½% senior subordinated notes. Each of the subsidiary guarantors is 100% owned by the Company. The guarantees are full and unconditional as well as joint and several.

Below are the condensed consolidating balance sheets as of March 31, 2004 and September 30, 2003 and statements of income and statements of cash flows for the three and six months ended March 31, 2004 and 2003, respectively, of the Company and its subsidiaries, reflecting the subsidiary guarantors for the revolving credit facility, the 8% senior notes, both classes of CODES, and the 6½% senior subordinated notes. For guarantors acquired during the period, the results of operations are included from the date of acquisition.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets

	As of March 31, 2004
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,404	$7,925	$11,480	$—	$43,809
Accounts receivable, net	—	137,713	48,050	—	185,763
Inventories, net	1,263	157,680	58,276	—	217,219
Other current assets	3,062	12,255	20,220	—	35,537

Total current assets	28,729	315,573	138,026	—	482,328
Property, plant and equipment, net	11,384	182,381	81,235	—	275,000
Intangible assets, net	279	975,978	228,906	—	1,205,163
Investment in subsidiaries	2,151,502	57,053	(1,185)	(2,207,370)	—
Other assets	43,003	8,622	1,222	—	52,847

Total assets	$2,234,897	$1,539,607	$448,204	$(2,207,370)	$2,015,338

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$219	$33,523	$14,406	$—	$48,148
Short-term debt and current portion of long-term debt	—	13,650	24	—	13,674
Income taxes payable	(17,208)	40,392	9,145	(2,378)	29,951
Accrued expenses and other current liabilities	26,823	28,130	38,077	—	93,030

Total current liabilities	9,834	115,695	61,652	(2,378)	184,803

Long-term debt, less current portion	—	912,447	31	—	912,478
Deferred income taxes	134,526	(2,060)	16,217	—	148,683
Other liabilities	24,795	2,133	1,784	—	28,712
Net intercompany payable/(receivable)	884,377	(1,209,290)	324,877	36	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders' equity
Preferred stock	—	—	—	—	—
Common stock	1,071	—	—	—	1,071
Equity rights	—	—	—	—	—
Additional paid-in-capital	260,606	2,130,768	78,460	(2,188,757)	281,077
Retained earnings (deficit)	1,219,066	(434,781)	31,699	(16,271)	799,713
Deferred compensation	(5,451)				(5,451)
Accumulated other comprehensive income (loss)	(17,014)	24,695	8,734	—	16,415
Treasury stock (at cost)	(276,913)	—	(75,250)	—	(352,163)

Total shareholders' equity	1,181,365	1,720,682	43,643	(2,205,028)	740,662

Total liabilities and shareholders’ equity	$2,234,897	$1,539,607	$448,204	$(2,207,370)	$2,015,338

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Balance Sheets—Continued

	As of September 30, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,999	$—	$5,916	$(3,410)	$18,505
Accounts receivable, net	—	132,755	46,768	—	179,523
Inventories, net	1,263	151,880	53,405	—	206,548
Other current assets	4,524	25,549	19,379	—	49,452

Total current assets	21,786	310,184	125,468	(3,410)	454,028
Property, plant and equipment, net	12,045	191,736	78,971	—	282,752
Intangible assets, net	299	963,889	214,547	—	1,178,735
Investment in subsidiaries	2,123,714	57,054	(1,185)	(2,179,583)	—
Other assets	23,087	10,244	1,145	—	34,476

Total assets	$2,180,931	$1,533,107	$418,946	$(2,182,993)	$1,949,991

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,061	$40,168	$12,401	$(3,410)	$50,220
Short-term debt and current portion of long-term debt	—	15,023	59	—	15,082
Income taxes payable	12,376	(541)	10,596	(2,378)	20,053
Accrued expenses and other current liabilities	24,515	22,256	37,198	—	83,969

Total current liabilities	37,952	76,906	60,254	(5,788)	169,324

Long-term debt, less current portion	—	891,959	30	—	891,989
Deferred income taxes	122,167	93	15,423	—	137,683
Other liabilities	22,515	2,814	1,619	—	26,948
Net intercompany payable/(receivable)	961,926	(1,267,849)	305,888	35	—
Commitments and contingent liabilities	—	—	—	—	—
Shareholders' equity
Preferred stock	—	—	—	—	—
Common stock	1,071	—	—	—	1,071
Equity rights	—	—	—	—	—
Additional paid-in-capital	249,648	2,102,980	78,460	(2,160,969)	270,119
Retained earnings (deficit)	1,016,019	(287,702)	24,999	(16,271)	737,045
Accumulated other comprehensive income (loss)	(23,893)	13,906	7,523	—	(2,464)
Treasury stock (at cost)	(206,474)	—	(75,250)	—	(281,724)

Total shareholders' equity	1,036,371	1,829,184	35,732	(2,177,240)	724,047

Total liabilities and shareholders' equity	$2,180,931	$1,533,107	$418,946	$(2,182,993)	$1,949,991

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Income

	For the Three Months Ended March 31, 2004
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$244,990	$76,825	$(23,868)	$297,947
Cost of sales	—	132,145	47,399	(23,868)	155,676

Gross profit	—	112,845	29,426	—	142,271
Selling, general and administrative expenses	11,929	48,766	19,102	—	79,797

Operating income	(11,929)	64,079	10,324	—	62,474
Other income (expense):
Interest expense	—	(6,942)	(50)	—	(6,992)
Other, net	(1,915)	317	(17)	—	(1,615)

Income before income taxes and discontinued operations	(13,844)	57,454	10,257	—	53,867
Income taxes	(4,566)	20,683	3,693	—	19,810

Income from continuing operations	(9,278)	36,771	6,564	—	34,057
Income from discontinued operations, net of tax	—	—	106	—	106

Net income (loss)	$(9,278)	$36,771	$6,670	$—	$34,163

	For the Three Months Ended March 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$229,881	$67,341	$(20,584)	$276,638
Cost of sales	—	123,216	42,278	(20,085)	145,409

Gross profit	—	106,665	25,063	(499)	131,229
Selling, general and administrative expenses	9,070	47,502	15,070	—	71,642

Operating income	(9,070)	59,163	9,993	(499)	59,587
Other income (expense):
Interest expense	—	(10,318)	(63)	—	(10,381)
Other, net	—	(524)	(78)	—	(602)

Income before income taxes and discontinued operations	(9,070)	48,321	9,852	(499)	48,604
Income taxes	(3,493)	17,637	3,596	—	17,740

Income from continuing operations	(5,577)	30,684	6,256	(499)	30,864
Loss from discontinued operations	—	(57,347)	(29,899)	—	(87,246)

Net income (loss)	$(5,577)	$(26,663)	$(23,643)	$(499)	$(56,382)

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Income—Continued

	For the Six Months Ended March 31, 2004
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$476,159	$146,351	$(45,921)	$576,589
Cost of sales	—	259,448	90,282	(45,921)	303,809

Gross profit	—	216,711	56,069	—	272,780
Selling, general and administrative expenses	20,160	98,962	36,746	—	155,868

Operating income	(20,160)	117,749	19,323	—	116,912
Other income (expense):
Interest expense	—	(15,714)	(102)	—	(15,816)
Other, net	(3,388)	431	203	—	(2,754)

Income before income taxes and discontinued operations	(23,548)	102,466	19,424	—	98,342
Income taxes	(8,061)	36,889	6,993	—	35,821

Income from continuing operations	(15,487)	65,577	12,431	—	62,521
Income from discontinued operations, net of tax	—	12	135	—	147

Net income (loss)	$(15,487)	$65,589	$12,566	$—	$62,668

	For the Six Months Ended March 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$447,851	$127,339	$(40,754)	$534,436
Cost of sales	—	238,943	78,668	(39,245)	278,366

Gross profit	—	208,908	48,671	(1,509)	256,070
Selling, general and administrative expenses	16,324	93,943	30,005	—	140,272

Operating income	(16,324)	114,965	18,666	(1,509)	115,798
Other income (expense):
Interest expense	—	(20,666)	(126)	—	(20,792)
Other, net	—	(795)	(228)	—	(1,023)

Income before income taxes and discontinued operations	(16,324)	93,504	18,312	(1,509)	93,983
Income taxes	(6,509)	34,129	6,684	—	34,304

Income from continuing operations	(9,815)	59,375	11,628	(1,509)	59,679
Loss from discontinued operations	—	(56,940)	(30,388)	—	(87,328)

Net income (loss)	$(9,815)	$2,435	$(18,760)	$(1,509)	$(27,649)

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Cash Flows

	For the Six Months Ended March 31, 2004
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities:	$81,602	$21,268	$9,818	$—	$112,688

Cash flows from investing activities:
Capital expenditures	(705)	(8,273)	(3,722)	—	(12,700)
Proceeds from sales of property, plant and equipment	—	2,291	54	—	2,345
Net payments for businesses acquired	—	(17,502)	—	—	(17,502)
Other investing activities	—	1,516	—	—	1,516

Net cash used in investing activities	(705)	(21,968)	(3,668)	—	(26,341)

Cash flows from financing activities:
Proceeds from long-term debt	—	506,300	—	—	506,300
Principal payments on long-term debt	—	(484,366)	(40)	—	(484,406)
Premium paid on extinguishment of debt and settlement of securities lending	—	(171)			(171)
Proceeds from the exercise of stock options and stock purchase program	36,976	—	—	—	36,976
Purchase of treasury stock	(109,468)	—	—	—	(109,468)
Other	—	(9,728)	—	—	(9,728)

Net cash provided by (used in) financing activities	(72,492)	12,035	(40)	—	(60,497)
Effect of exchange rate on cash and cash equivalents	—	—	(546)	—	(546)

Net increase (decrease) in cash and cash equivalents	8,405	11,335	5,564	—	25,304
Cash and cash equivalents at beginning of year	15,999	(3,410)	5,916	—	18,505

Cash and cash equivalents at end of year	$24,404	$7,925	$11,480	$—	$43,809

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$14,721	$153	$—	$14,874

Income taxes	$1,996	$—	$6,371	$—	$8,367

Capital lease obligations incurred	$—	$34	$—	$—	$34

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Condensed Consolidating Statements of Cash Flows—(Continued)

	For the Six Months Ended March 31, 2003
	Apogent Technologies	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:	$62,689	$(3,725)	$(2,000)	$—	$56,964

Cash flows from investing activities:
Capital expenditures	(619)	(14,256)	(7,685)	—	(22,560)
Proceeds from sales of property, plant and equipment	—	383	175	—	558
Net payments for businesses acquired	—	(21,567)	—	—	(21,567)
Other investing activities	—	1,546	—	—	1,546

Net cash used in investing activities	(619)	(33,894)	(7,510)	—	(42,023)

Cash flows from financing activities:
Proceeds from long-term debt	—	323,100	—	—	323,100
Principal payments on long-term debt	—	(283,808)	—	—	(283,808)
Proceeds from the exercise of stock options and stock purchase program	3,272	—	—	—	3,272
Purchase of treasury stock	(69,328)	—	—	—	(69,328)
Other	965	—	993	—	1,958

Net cash provided by (used in) financing activities	(65,091)	39,292	993	—	(24,806)
Effect of exchange rate on cash and cash equivalents	—	—	10,944	—	10,944

Net increase (decrease) in cash and cash equivalents	(3,021)	1,673	2,427	—	1,079
Cash and cash equivalents at beginning of year	19,889	(7,553)	3,991	—	16,327

Cash and cash equivalents at end of year	$16,868	$(5,880)	$6,418	$—	$17,406

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$20,812	$175	$—	$20,987

Income taxes	$30,359	$—	$6,966	$—	$37,325

Capital lease obligations incurred	$—	$58	$10	$—	$68

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Apogent is a leading developer and manufacturer of products for the clinical and research industries. We are organized into two business segments, the Clinical Group and the Research Group, to serve our customers in these industries.

Net sales for the three months ended March 31, 2004 were $297.9 million, an increase of $21.3 million or 7.7% over the same period of fiscal 2003. Net sales for the six months ended March 31, 2004 were $576.6 million, an increase of $42.2 million or 7.9% over the same period of fiscal 2003. For the three and six months ended March 31, 2004, Apogent’s income from continuing operations was $34.1 million and $62.5 million and diluted earnings per share from continuing operations was $0.38 and $0.68, respectively. These results compare with income from continuing operations of $30.9 million and $59.7 million and diluted earnings per share from continuing operations $0.29 and $0.56, for the three and six months ended March 31, 2003, respectively.

On March 17, 2004, we announced a definitive agreement to merge with a subsidiary of Fisher Scientific International Inc., or “Fisher,” a world leader in serving science, headquartered in Hampton, New Hampshire, as a result of which we will become a subsidiary of Fisher. The transaction will be accounted for using the purchase method of accounting, with each share of Apogent’s common stock to be exchanged for .56 shares of Fisher common stock. The merger is subject to approval by the shareholders of both Apogent and Fisher shareholder, as well as customary regulatory approvals, and there can be no assurance that the transaction will be consummated.

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

Business

Our subsidiaries manufacture most of the products we sell. Over 50% of our sales are made through distributors. In addition to distributors, our customers include, pharmaceutical and biotechnology companies, clinical, academic, research and industrial laboratories, original equipment manufacturers, and others. Approximately 68% of our consolidated net sales during the six months ended March 31, 2004 were generated from sales transactions with customers within the U.S. and the remainder was generated internationally, mostly from Europe.

The end-users of our products include scientists and lab technicians in the fields of life science research, clinical diagnostics, and basic scientific research. These individuals typically work at pharmaceutical companies, other types of manufacturing companies, hospitals, scientific research organizations, academic and government institutions, and clinical reference laboratories.

Business Strategy

Our goal is to consistently grow our worldwide market presence, net sales, earnings, and cash flows. Key elements of our strategy continue to be:

•	Grow earnings while maintaining a prudent capital structure;

•	Develop profitable new products;

•	Increase sales to existing and new customers;

•	Improve operating efficiencies; and

•	Make strategic acquisitions.

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

When we use the terms “we” or “our” in this report, we are referring to Apogent Technologies Inc. and its subsidiaries. Our fiscal year ends on September 30, and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended march 31, 2004 and 2003 are the Company’s second quarters of fiscal 2004 and 2003, respectively. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Sales

	Three Months Ended		Dollar Change	Percent Change
	2004	2003
	(in thousands)
Net Sales
Clinical Group	$138,770	$132,516	$6,254	4.7%
Research Group	159,177	144,122	15,055	10.4%

Total Net Sales	$297,947	$276,638	$21,309	7.7%

Overall Company.    Net sales for the three months ended March 31, 2004 were $297.9 million, an increase of $21.3 million or 7.7% over the same period of fiscal 2003.

Clinical Group.    Increased net sales in the Clinical Group resulted primarily from: (a) increased net sales of new products developed by us (approximately $3.0 million), (b) foreign currency fluctuations (approximately $2.5 million), (c) increased net sales of existing products (approximately $0.6 million), (d) net sales of products of acquired companies (approximately $0.4 million), and (e) price increases (approximately $0.1 million). Net sales were partially reduced due to a decrease in net sales of discontinued product lines (approximately $0.4 million).

The following factors contributed to the growth in Clinical Group net sales:

•	Product line expansions at our Remel subsidiary;

•	Sales of stainers and reagents sold by our LabVision subsidiary;

•	Sales of diagnostic and cleaning solutions sold by our NERL subsidiary; and

•	A positive impact from foreign currency fluctuations.

Research Group.    Increased net sales in the Research Group resulted primarily from: (a) net sales of products of acquired companies (approximately $7.7 million), (b) increased net sales of new products developed by us (approximately $6.1 million), (c) foreign currency fluctuations (approximately $5.0 million), and (d) price increases (approximately $1.9 million). Net sales were partially reduced due to a decrease in net sales of: (a) existing products (approximately $4.4 million) and (b) discontinued product lines (approximately $1.2 million).

The following factors contributed to the growth in Research Group net sales:

•	Sales by newly-acquired businesses, primarily our Quality Scientific Plastics (QSP) subsidiary acquired in August 2003 and our Pactech subsidiary acquired in January 2004;

•	An increase in sales of newly developed products in the constant temperature line by our Barnstead Thermolyne subsidiary;

•	Sales of new outdoor bottles sold by our Nalgene brand consumer business;

•	Sales of new liquid handling automation sold by our Matrix subsidiary; and

•	A positive impact from foreign currency fluctuations.

The increase in net sales was partially offset by a decrease in sales of life science instrumentation.

Gross Profit

	Three Months Ended March 31, 2004	Percent of Sales	Three Months Ended March 31, 2003	Percent of Sales	Dollar Change	Percent Change
	(in thousands)
Gross Profit
Clinical Group	$67,338	48.5%	$61,697	46.6%	$5,641	9.1%
Research Group	74,933	47.1%	69,532	48.2%	5,401	7.8%

Total Gross Profit	$142,271	47.8%	$131,229	47.4%	$11,042	8.4%

Overall Company.    Gross profit for the three months ended March 31, 2004 was $142.3 million, or 47.8% of net sales, as compared to $131.2 million, or 47.4% of net sales for the same period of fiscal 2003.

Clinical Group.    Increased gross profit in the Clinical Group resulted primarily from: (a) decreased manufacturing overhead (approximately $2.7 million), (b) the effects of new products (approximately $1.7 million), (c) increases in volume (approximately $0.4 million), (d) foreign currency fluctuations (approximately $0.9 million), (e) the effects of acquired companies (approximately $0.2 million), and (f) price increases (approximately $0.1 million). Gross profit was partially reduced by product mix (approximately $0.3 million).

The factors described above that contributed to our growth in net sales also contributed to higher gross profit.

Research Group.    Increased gross profit in the Research Group resulted primarily from: (a) foreign currency fluctuations (approximately $2.5 million), (b) the effects of new products (approximately $2.1 million), (c) price increases (approximately $1.9 million), (d) product mix (approximately $1.8 million), and (e) the effects of acquired companies (approximately $1.6 million). Gross profit was partially reduced by: (a) decreases in volume (approximately $3.7 million), (b) increased manufacturing overhead (approximately $0.8 million), and (c) increases in restructuring charges (approximately $0.1 million).

The factors described above that contributed to our growth in net sales also contributed to the change in gross profit. Gross margins were negatively impacted by increased depreciation expense, increased fixed cost components of our overhead and lower volumes of certain life science products that tend to carry higher margins.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Dollar Change	Percent Change
	2004	2003
	(in thousands)
Selling, General and Administrative Expenses
Clinical Group	$33,266	$30,313	$2,953	9.7%
Research Group	46,531	41,329	5,202	12.6%

Total Selling, General and Administrative Expenses	$79,797	$71,642	$8,155	11.4%

Overall Company.    Selling, general and administrative expenses for the three months ended March 31, 2004 were $79.8 million, an increase of $8.2 million, or 11.4%, over the same period of fiscal 2003.

Clinical Group.    Increased selling, general and administrative expenses in the Clinical Group resulted primarily from: (a) merger expenses (approximately $1.1 million), (b) foreign currency fluctuations (approximately $1.0 million), (c) administrative, finance and legal expenses (approximately $0.7 million), (d) increased restructuring expenses (approximately $0.3 million), (e) marketing expenses (approximately $0.1 million), and (f) increased amortization expenses (approximately $0.1 million). Selling, general and administrative expenses were partially decreased by lower research and development expenses (approximately $0.2 million).

The following factors contributed to the increase in selling, general and administrative expenses:

•	Increased payroll and other employee related expenses from higher headcounts;

•	Costs directly related to the proposed merger with Fisher;

•	Increased product marketing and advertising expenses;

•	Increased pension, insurance, and workers’ compensation costs; and

•	A negative impact from foreign currency fluctuations.

Research Group. Increased selling, general and administrative expenses in the Research Group resulted primarily from: (a) foreign currency fluctuations (approximately $2.1 million), (b) merger expenses (approximately $1.2 million), (c) administrative, finance and legal expenses (approximately $1.1 million), (d) marketing expenses (approximately $0.8 million), and (e) increased expenses of acquired companies (approximately $0.7 million). Selling, general and administrative expenses were partially decreased by lower (a) research and development expenses (approximately $0.5 million), (b) restructuring expenses (approximately $0.2 million), and (c) amortization expenses (approximately $0.1 million).

The following factors contributed to the increase in selling, general and administrative expenses:

•	Increased payroll and other employee-related expenses from higher headcounts due to the acquisitions of QSP and Pactech;

•	An increase in bad debt expense due to a customer bankruptcy;

•	Costs directly related to the proposed merger with Fisher;

•	Increased marketing and advertising for new product introductions;

•	Increased pension, insurance, and workers’ compensation costs; and

•	A negative impact from foreign currency fluctuations.

These increases were offset partially by decreases in freight charges, depreciation expenses, and marketing materials expenses.

Operating Income

	Three Months Ended March 31,		Dollar Change	Percent Change
	2004	2003
	(in thousands)
Operating Income
Clinical Group	$34,072	$31,384	$2,688	8.6%
Research Group	28,402	28,203	199	0.7%

Total Operating Income	$62,474	$59,587	$2,887	4.8%

Operating income for the three months ended March 31, 2004 was $62.5 million, an increase of $2.9 million, or 4.8%, compared to $59.6 million for the same period of fiscal 2003.

Interest Expense

Interest expense, net, was $7.0 million for the three months ended March 31, 2004, as compared to $10.4 million for the same period of fiscal 2003. The decrease in interest expense is primarily due to a reduction in the Company’s weighted average interest rate offset in part by an increase in our outstanding debt obligations.

Other Income

Other income was $0.07 million for the three months ended March 31, 2004, as compared to other income of $0.3 million in the same period of fiscal 2003.

Income Taxes

Taxes on income from continuing operations for the three months ended March 31, 2004 were $19.8 million, an increase of $2.1 million from the same period of fiscal 2003. The increase in income taxes resulted from an increase in net income offset in part by a decrease in our effective tax rate to 36.0% from 36.5%.

Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 2004 was $34.1 million, an increase of $3.2 million, from $30.9 million for the same period of fiscal 2003.

Discontinued Operations

Income from discontinued operations, net of tax, for the three months ended March 31, 2004 was $0.1 million, as compared to a loss of $87.2 million for the same period of fiscal 2003. The loss from discontinued operations during fiscal 2003 was the result of the Company’s decision to dispose of two its businesses: the rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse and infectious diseases) as conducted by the former Applied Biotech, Inc. subsidiary; and the manufacture and sale of automated micro array instrumentation for the genomics market as conducted by our former BioRobotics Group Limited subsidiary.

Net Income

Net income for the three months ended March 31, 2004 was $34.2 million, as compared to a loss of $56.4 million for the same period of fiscal 2003.

Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31, 2003

Net Sales

	Six Months Ended March 31,		Dollar Change	Percent Change
	2004	2003
	(in thousands)
Net Sales
Clinical Group	$268,476	$251,930	$16,546	6.6%
Research Group	308,113	282,506	25,607	9.1%

Total Net Sales	$576,589	$534,436	$42,153	7.9%

Overall Company.    Net sales for the six months ended March 31, 2004 were $576.6 million, an increase of $42.2 million or 7.9% over the same period of fiscal 2003.

Clinical Group.    Increased net sales in the Clinical Group resulted primarily from: (a) increased net sales of new products developed by us (approximately $6.4 million), (b) foreign currency fluctuations (approximately $5.1 million), (c) increased net sales of existing products (approximately $4.2 million), (d) price increases (approximately $0.9 million), and (e) net sales of products of acquired companies (approximately $0.7 million). Net sales were partially reduced due to a decrease in net sales of discontinued product lines (approximately $0.8 million).

The following factors contributed to the growth in Clinical Group net sales:

•	Sales of new diagnostic test products produced by our Microgenics subsidiary;

•	Sales of flu test kits and product line expansions at our Remel subsidiary;

•	Increased average selling prices of OEM consumable glass products manufactured at our Erie Scientific subsidiary; and

•	A positive impact from foreign currency fluctuations.

Research Group.    Increased net sales in the Research Group resulted primarily from: (a) net sales of products of acquired companies (approximately $13.8 million), (b) increased net sales of new products developed by us (approximately $11.5 million), (c) foreign currency fluctuations (approximately $9.2 million), and (d) price increases (approximately $3.1 million). Net sales were partially reduced due to a decrease in net sales of: (a) existing products (approximately $8.7 million) and (b) discontinued product lines (approximately $3.2 million).

The following factors contributed to the growth in Research Group net sales:

•	Sales by newly-acquired businesses, primarily our Quality Scientific Plastics (QSP) subsidiary acquired in August 2003 and our Pactech subsidiary acquired in January 2004;

•	An increase in sales of newly developed products in the constant temperature line by our Barnstead Thermolyne subsidiary;

•	Sales of new liquid handling automation sold by our Matrix subsidiary;

•	Sales of cell culture products by our Nalge Nunc subsidiary and new outdoor bottles sold by our Nalgene brand consumer business; and

•	A positive impact from foreign currency fluctuations.

The increase in net sales is partially offset by a decrease in sales of life science instrumentation.

Gross Profit

	Six Months Ended March 31, 2004	Percent of Sales	Six Months Ended March 31, 2003	Percent of Sales	Dollar Change	Percent Change
	(in thousands)
Gross Profit
Clinical Group	$128,534	47.9%	$117,867	46.8%	$10,667	9.1%
Research Group	144,246	46.8%	138,203	48.9%	6,043	4.4%

Total Gross Profit	$272,780	47.3%	$256,070	47.9%	$16,710	6.5%

Overall Company.    Gross profit for the six months ended March 31, 2004 was $272.8 million, or 47.3% of net sales, as compared to $256.1 million, or 47.9% of net sales for the same period of fiscal 2003.

Clinical Group.    Increased gross profit in the Clinical Group resulted primarily from: (a) the effects of new products (approximately $3.4 million), (b) increases in volume (approximately $2.5 million), (c) decreased manufacturing overhead (approximately $2.3 million), (d) foreign currency fluctuations (approximately $1.8 million), (e) price increases (approximately $0.9 million), and (f) the effects of acquired companies (approximately $0.3 million). Gross profit was partially reduced by: (a) increases in restructuring charges (approximately $0.2 million) and (b) product mix (approximately $0.4 million).

The factors described above that contributed to our growth in net sales also contributed to higher gross profit.

Research Group.    Increased gross profit in the Research Group resulted primarily from: (a) foreign currency fluctuations (approximately $3.6 million), (b) the effects of new products developed by us (approximately $4.1 million), (c) product mix (approximately $3.3 million), (d) price increases (approximately $3.1 million), and (e) the effects of acquired companies (approximately $2.9 million). Gross profit was partially reduced by: (a) decreases in volume (approximately $7.5 million), (b) increased manufacturing overhead (approximately $3.4 million), and (c) increases in restructuring charges (approximately $0.1 million).

The factors described above that contributed to our growth in net sales also contributed to the change in gross profit. Gross margins were negatively impacted by increased depreciation expense, increased fixed cost components of our overhead and lower volumes of certain life science products that tend to carry higher margins.

Selling, General and Administrative Expenses

	Six Months Ended March 31,		Dollar Change	Percent Change
	2004	2003
	(in thousands)
Selling, General and Administrative Expenses
Clinical Group	$63,481	$58,288	$5,193	8.9%
Research Group	92,387	81,984	10,403	12.7%

Total Selling, General and Administrative Expenses	$155,868	$140,272	$15,596	11.1%

Overall Company.    Selling, general and administrative expenses for the six months ended March 31, 2004 were $155.9 million, an increase of $15.6 million, or 11.1%, over the same period of fiscal 2003.

Clinical Group.    Increased selling, general and administrative expenses in the Clinical Group resulted primarily from: (a) foreign currency fluctuations (approximately $1.8 million), (b) merger expenses (approximately $1.1 million), (c) increased administrative, finance and legal expenses (approximately $1.0 million), (d) increased marketing expenses (approximately $0.8 million), (e) increased research and development expenses (approximately $0.3 million), and (f) increased restructuring expenses (approximately $0.3 million).

The following factors contributed to the increase in selling, general and administrative expenses:

•	Increased payroll and other employee related expenses from higher headcounts;

•	Costs directly related to the proposed merger with Fisher;

•	Increased consulting and outside service expenses;

•	Increased product marketing and advertising expenses;

•	Increased pension, insurance, and workers’ compensation costs;

•	Increased travel expenses; and

•	A negative impact from foreign currency fluctuations.

Research Group.    Increased selling, general and administrative expenses in the Research Group resulted primarily from: (a) restructuring expenses (approximately $4.1 million), (b) foreign currency fluctuations (approximately $3.6 million), (c) increased expenses of acquired companies (approximately $1.3 million), (d) merger expenses (approximately $1.2 million), (e) increased administrative, finance and legal expenses (approximately $0.7 million), and (f) increased marketing expenses (approximately $0.5 million). Selling, general and administrative expenses were partially decreased by lower (a) research and development expenses (approximately $1.0 million) and (b) amortization expenses (approximately $0.1 million).

The following factors contributed to the increase in selling, general and administrative expenses:

•	Increased payroll and other employee-related expenses from higher headcounts primarily due to the acquisitions of QSP and Pactech;

•	Costs directly related to the proposed merger with Fisher;

•	An increase in bad debt expense due to a customer bankruptcy;

•	Increased marketing and advertising for new product introductions;

•	Increased restructuring expenses;

•	Increased travel expenses;

•	Increased pension, insurance, and workers’ compensation costs; and

•	A negative impact from foreign currency fluctuations.

These increases were offset partially by decreases in freight charges, depreciation expenses, and marketing materials expenses.

Operating Income

	Six Months Ended March 31,		Dollar Change	Percent Change
	2004	2003
	(in thousands)
Operating Income
Clinical Group	$65,053	$59,579	$5,474	9.2%
Research Group	51,859	56,219	(4,360)	-7.8%

Total Operating Income	$116,912	$115,798	$1,114	1.0%

Operating income for the six months ended March 31, 2004 was $116.9 million, an increase of $1.1 million, or 1.0%, compared to $115.8 million for the same period of fiscal 2003.

Interest Expense

Interest expense, net, was $15.8 million for the six months ended March 31, 2004, as compared to $20.8 million for the same period of fiscal 2003. The decrease in interest expense is primarily due to a reduction in the Company’s weighted average interest rate offset in part by an increase in our outstanding debt obligations.

Other Income

Other income was $0.4 million for the six months ended March 31, 2004, as compared to other income of $0.8 million in the same period of fiscal 2003.

Income Taxes

Taxes on income from continuing operations for the six months ended March 31, 2004 were $35.8 million, an increase of $1.5 million from the same period of fiscal 2003. The increase in income taxes resulted from an increase in net income offset in part by a decrease in our effective tax rate to 36.0% from 36.5%.

Income from Continuing Operations

Income from continuing operations for the six months ended March 31, 2004 was $62.5 million, an increase of $2.8 million, from $59.7 million for the same period of fiscal 2003.

Discontinued Operations

Income from discontinued operations, net of tax, for the six months ended March 31, 2004 was $0.1 million, as compared to a loss of $87.3 million for the same period of fiscal 2003. The loss from discontinued operations during fiscal 2003 was the result of the Company’s decision to dispose of two its businesses: the rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse and infectious diseases) as conducted by the former Applied Biotech, Inc. subsidiary; and the manufacture and sale of automated micro array instrumentation for the genomics market as conducted by our former BioRobotics Group Limited subsidiary.

Net Income

Net income for the six months ended March 31, 2004 was $62.7 million, as compared to a net loss of $27.6 million for the same period of fiscal 2003.

Restructuring Charges

During the six months ended March 31, 2004, the Company recorded restructuring charges of approximately $5.3 million (approximately $3.3 million net of tax), related to restructuring activities announced during fiscal 2003 and fiscal 2004, for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were primarily classified as a component of selling, general, and administrative expenses, which consisted of approximately $2.2 million related to the write-off of fixed assets and a $2.5 million charge for the present value of future lease payments less assumed sublease amounts.

A rollforward of these restructuring activities is as follows (in thousands):

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
2003 Restructuring charges	$3,664	$5,825	$2,798	$1,220	$28	$13,535
2003 Cash payments	(2,378)	—	—	(1,070)	—	(3,448)
2003 Non-cash charges	—	(5,825)	(2,798)	—	(28)	(8,651)

September 30, 2003 balance	$1,286	$—	$—	$150	$—	$1,436
2004 Restructuring charges	133	—	2,156	2,549	420	5,258
2004 Cash payments	(1,026)	—	—	—	(300)	(1,326)
2004 Non-cash charges	—	—	(2,156)	(876)	(102)	(3,134)

March 31, 2004 balance	$393	$—	$—	$1,823	$18	$2,234

(a)	Amount represents severance and termination costs for terminated employees (primarily sales, marketing and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

As of March 31, 2004, included in the restructuring liability was a balance of $0.3 million related to fiscal 2002 facility closure activities.

The Company expects to make future cash payments of approximately $1.1 million associated with the above restructuring actions during fiscal 2004 and approximately $1.4 million in fiscal 2005 and beyond.

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

Net cash provided by operating activities was $112.7 million for the six months ended March 31, 2004 as compared to $57.0 million for the same period during fiscal 2003. The cash inflow resulting from the net change in working capital, net of the effects of acquisitions and divestitures, was $3.7 million for the six months ended March 31, 2004. The cash inflows were primarily the result of the timing of cash payments made on income taxes (approximately $10.0 million) and an increase in our pension liabilities and accrued merger costs (approximately $3.0 million). This is offset by cash outflows which were primarily the result of reductions in accounts payable (approximately $3.5 million), increases in inventories (approximately $5.0 million) due to the timing of manufacturing cycles and increases in accounts receivable (approximately $1.3 million) due primarily to timing of customer payments.

Net cash used in investing activities was $26.3 million for the six months ended March 31, 2004, as compared to $42.0 million for the same period of fiscal 2003. Net cash used in investing activities for the six months ended March 31, 2004 primarily reflects cash paid for acquisitions of $17.5 million and capital expenditures of $12.7 million, offset in part by proceeds received from a distribution of $2.0 million received from an equity investment in a joint venture and proceeds from the sale of property, plant and equipment of $2.3 million.

Net cash used in financing activities was $60.5 million for the six months ended March 31, 2004, as compared to $24.8 million for the same period of fiscal 2003. The net cash used in financing activities for the six months ended March 31, 2004 primarily resulted from $323.1 million of net payments on the revolving credit facility, $109.5 million in treasury stock purchases, and financing fees of $9.7 million paid in connection with the issuance of the floating rate CODES, offset by $345.0 million in gross proceeds received on the issuance of floating rate CODES and $37.0 million proceeds on the exercise of stock options and issuance of common stock in connection with our employee stock purchase program.

During the six months ended March 31, 2004, the Company purchased approximately 4.8 million shares of its common stock at an average purchase price of $23.01 per share. The aggregate purchase price of the shares purchased was approximately $109.5 million. All of these shares were purchased during the quarter ended December 31, 2003. Our board of directors has authorized the repurchase of up to 6.8 million additional shares through September 2005. Shares may be repurchased at times and prices deemed appropriate by the Company. We may use cash generated from operations as well as available credit facilities in order to finance the repurchase of these shares.

On December 17, 2003, we issued $300.0 million principal amount of our floating rate senior convertible contingent debt securities (floating rate CODES), and on December 30, 2003, Apogent issued an additional $45.0 million principal amount of these securities upon the exercise by the initial purchasers of their option to purchase up to an additional $45.0 million principal amount of floating rate CODES. The floating rate CODES are due in 2033. The floating rate CODES bear interest at a floating rate equal to 3-month LIBOR minus 125 basis points (but not less than 0% per annum), payable in cash. The securities will be convertible into 10.4 million shares of Apogent common stock at a conversion price of $33.09 per share of common stock, subject to adjustment in certain circumstances (reflecting a premium of approximately 42%, relative to the closing price for our common stock of $23.30 on December 11, 2003): (a) if the price of Apogent’s common stock exceeds the conversion price by 130% for at least 20 trading days during specified periods, (b) on or before December 15, 2028, if for at least 10 consecutive trading days, the securities trade below 98% of the average conversion value for the securities during that period, (c) if any of the credit ratings assigned to the securities fall below specified levels or other adverse credit rating developments occur, (d) if Apogent calls the securities for redemption, or (e) upon the occurrence of specified corporate transactions, including the proposed merger with Fisher described elsewhere in this Form 10-Q.

Apogent may redeem all or some of the floating rate CODES on or after March 15, 2010 at par plus accrued and unpaid interest, if any, to the redemption date. Apogent may be required to repurchase the floating rate CODES, at the option of the holders, on December 15, 2008, March 15, 2010, December 15, 2014, December 15, 2019, December 15, 2024, and December 15, 2029, at par plus accrued and unpaid interest, if any, to the redemption date. Apogent may also be required to repurchase the securities upon a change in control at par plus accrued and unpaid interest, if any, to the redemption date. The proposed merger with Fisher does not constitute a change in control for this purpose. The floating rate CODES rank equal with all existing and future senior unsecured indebtedness and are effectively junior to the outstanding indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

On July 29, 2003, Apogent and three of our domestic subsidiaries, as co-borrowers, entered into a new $500 million revolving credit facility that matures on July 29, 2008, and terminated our former revolving credit facility, as amended, that was scheduled to mature on December 1, 2005. The new revolving credit facility contains essentially the same terms and conditions as our previous credit facility, as amended. As of March 31, 2004, the covenants under our revolving credit facility limited our capacity for additional borrowings, other than to replace our existing indebtedness, to approximately $232.0 million, even though total availability under our revolving credit facility was approximately $490.9 million.

On June 2, 2003, we issued $250.0 million aggregate principal amount of 6 1/2% senior subordinated notes due 2013. We used the proceeds from the 6 1/2 % senior subordinated notes to repay borrowings under our revolving credit facility (including borrowings used to repurchase shares of our common stock pursuant to the Dutch Auction tender offer completed in May 2003), to repurchase shares on the open market or otherwise, and for general corporate purposes. We may redeem some or all of the 6 1/2% senior subordinated notes at any time on or after May 15, 2008. The holders may require us to purchase all or a portion of their 6 1/2% senior subordinated notes at 101% upon a change in control event. The proposed merger with Fisher described elsewhere herein constitutes a change in control for this purpose. The notes are Apogent’s general unsecured obligations and guaranteed on a senior subordinated basis by our domestic subsidiaries that have guaranteed, and our subsidiaries that will in the future guarantee, obligations under our revolving credit facility. The 6 1/2% senior subordinated notes and the guarantees rank junior in right of payment to all of Apogent’s and each subsidiary guarantor’s existing and future senior debt, and rank equally in right of payment with all of Apogent’s and each subsidiary guarantor’s senior subordinated debt.

On October 10, 2001, we issued $300.0 million of senior convertible contingent debt securities (2.25% CODES). The 2.25% CODES have a fixed interest rate of 2.25% per annum, payable on April 15 and October 15 of each year. The 2.25% CODES provide that we are required to pay contingent interest during a six-month interest payment period if the average trading price of a 2.25% CODES for the five trading days ending on the second trading day immediately preceding the beginning of the relevant six-month period equals 120% or more of the principal amount of the 2.25% CODES. So far, we have not been required to pay contingent interest. The rate of contingent interest on the outstanding 2.25% CODES, should the contingency occur, would equal 1/20 of our estimated annual borrowing rate for senior non-convertible fixed-rate indebtedness with a maturity date comparable to the 2.25% CODES, but not less than 0.30% per annum. Based on our current borrowing costs, the contingent interest rate would be approximately 0.4% per annum, so the expense from contingent interest would be $1.2 million per year on the $300.0 million of outstanding 2.25% CODES, if the contingent interest provisions were applicable. Although the 2.25% CODES will mature on October 15, 2021, the holders of the 2.25% CODES may require us to repurchase all or any portion of them on October 20, 2004 and on October 15, 2006, 2011, and 2016, or upon a change of control. The proposed merger with Fisher does not constitute a change in control for this purpose. We also have the right to redeem some or all of the 2.25% CODES on or after October 20, 2004. We believe that our ability to borrow funds, either under our revolving credit agreement or otherwise, will be sufficient to enable us to make any required repurchase of 2.25% CODES in 2004. Although the 2.25% CODES are not currently convertible into our common stock, they will become convertible under various circumstances (including upon completion of the merger described elsewhere in this Form 10-Q) and at a conversion price specified in the indenture for the 2.25% CODES. The conversion price is currently $30.49 per share, so the 2.25% CODES would be convertible into approximately 9.8 million shares of Apogent common stock. If the holders of the 2.25% CODES require us to repurchase any or all of the 2.25% CODES on October 20, 2004, and assuming that the merger with Fisher has not occurred, Apogent intends to refinance the obligation on a long-term basis using our revolving credit facility that matures in July 2008. Therefore, in accordance with FAS 6, Apogent has classified the 2.25% CODES as a non-current liability.

On April 4, 2001, we issued $325.0 million of unsecured 8% senior notes in a private placement with registration rights, and in August 2001, we completed a registered exchange of the privately placed notes for similar notes that had been registered with the Securities and Exchange Commission. We repurchased approximately $317.9 million of our 8% senior notes that were tendered pursuant to our tender offer and consent solicitation dated September 16, 2003 for those notes. The total purchase price and consent payment aggregated approximately $374.5 million, plus $12.5 million of accrued interest. We funded the purchase through borrowings under our $500.0 million revolving credit facility, together with other available funds. The floating rate CODES, 6 1 / 2 % senior subordinated notes, 2.25% CODES, and the revolving credit facility all contain certain cross default provisions. The revolving credit facility includes financial and operating covenants which, if not met, could result in acceleration of payments on outstanding balances. In addition, floating rate CODES, the 6 1 / 2 % senior subordinated notes, 2.25% CODES, the revolving credit facility and/or the merger agreement with Fisher contain covenants which, among other things, restrict investments, loans, and advances, require that we maintain certain financial ratios, require that we maintain certain credit ratings, restrict our ability to create or permit liens or to pay dividends or make other restricted payments (as defined), and limit our incurrence of additional indebtedness. We are not aware of any violations of these covenants and do not anticipate any violations in light of current business conditions.

If the merger with Fisher does not occur, we believe that loans under our revolving credit facility, floating rate CODES, proceeds from the sale of the 6 1/2% senior subordinated notes, and currently available cash and short term investments, along with cash generated from operations, will be sufficient to meet our long-term and short-term working capital needs, as well as our commitments for capital expenditures and business development needs for the next twelve months and the foreseeable future. If the merger with Fisher does occur, we believe that the combined company will obtain a new credit facility or amend the existing credit facility as appropriate to meet its ongoing capital requirements.

Apogent currently intends to commence, prior to completion of the merger, two exchange offers to exchange the floating rate CODES and the 2.25% CODES, respectively, for two new series of convertible notes with substantially similar terms. The exchange offers would be conditioned on the consummation of the merger and it is anticipated that the exchange offers would close promptly following the consummation of the merger.

Following consummation of the merger, Apogent will be required to make an offer to purchase the 6 1/2% senior subordinated notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Disclosures About Contractual Obligations and Commercial Commitments

In our day-to-day business activities, we incur certain obligations and commitments to make future payments under contracts such as debt and lease agreements. Maturities of these obligations are set forth in the following tables as of March 31, 2004 (in millions):

	Payments Due by Period
Contractual Obligations	Total		Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$914.3		$2.0	$1.9	$0.9	$909.5
Capital Lease Obligations	0.4		0.2	0.2	—	—
Operating Lease Obligations	82.8		14.1	21.9	17.4	29.4
Purchase Obligations	15.5		12.8	2.7	—	—
Other Long-Term Liabilities	None		—	—	—	—

Total Contractual Obligations	$1,013.0		$29.1	$26.7	$18.3	$938.9

	Total Amounts Committed		Amount of Commitment Expiration Per Period
Other Commercial Commitments			Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Lines of Credit	$11.5		$11.5	$—	$—	$—
Available Standby Letters of Credit	9.1		9.1	—	—	—
Guarantees(2)	None	(1)	—	—	—	—
Standby Repurchase Obligations	None		—	—	—	—
Other	None		—	—	—	—

Total Commercial Commitments	$20.6		$20.6	$—	$—	$—

(1)	On October 10, 2001, we issued $300.0 million of senior convertible contingent debt securities (2.25% CODES). Although the 2.25% CODES will mature on October 15, 2021, the holders of the 2.25% CODES may require us to repurchase all or any portion of them on October 20, 2004 and on October 15, 2006, 2011, and 2016, or upon a change of control. The proposed merger with Fisher does not constitute a change in control for this purpose. We also have the right to redeem some or all of the 2.25% CODES on or after October 20, 2004. If the holders of the 2.25% CODES require us to repurchase any or all of the them on October 20, 2004 and assuming that the merger with Fisher has not occurred, Apogent intends to refinance the obligation on a long-term basis using our revolving credit facility that matures in July 2008 and therefore, in accordance with FAS 6, has classified the 2.25% CODES as a non-current liability.
(2)	Certain of our domestic subsidiaries are guarantors under our revolving credit facility, 8% senior notes, both series of CODES, and the 6½% senior subordinated notes.

Off-Balance Sheet Arrangement

We own 49% of Glass & Plastic Labware LLC, an unconsolidated joint venture that we hold as an equity investment. The joint venture combines the marketing and sales expertise of our Nalge Nunc International subsidiary with the supply-side manufacturing strength of an unaffiliated company, Kimble Glass and its Kontes specialty glass division. Through the joint venture, Nalge Nunc International’s sales team is able to offer laboratory customers both the plastic labware that is Nalge’s core competency and glass labware supplied through the joint venture. As of March 31, 2004, our equity investment in the joint venture was approximately $7.8 million, and was classified as “Other Assets.” Net income from the joint venture for the three and six months ended March 31, 2004 was $0.3 million and $0.5 million, respectively, and was included in “Other Income.”

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

Cautionary factors related to the proposed merger with Fisher

The exchange ratio is fixed and will not be adjusted in the event of any change in either Fisher’s or Apogent’s stock price.

Under the merger agreement, Apogent stockholders will receive, upon completion of the merger, consideration equal to .56 shares of Fisher common stock for each share of Apogent common stock they own. The .56 to 1 exchange ratio was established when the merger agreement was signed on March 17, 2004 and will not be adjusted due to any increases or decreases in the price of Fisher common stock.

The closing price of Fisher common stock on the NYSE Composite Transactions Tape on March 17, 2004 was $52.10 per share. The market price of Fisher common stock at the time of completion of the merger may vary significantly from the price on March 17, 2004 or from the price on either of the dates of the Fisher and Apogent stockholders’ meetings. These variations may be caused by a variety of factors, including:

•	changes in the business, operations and prospects of Fisher or Apogent;

•	changes in market assessments of the business, operations and prospects of the combined company;

•	market assessments of the likelihood that the merger will be completed, including related considerations regarding regulatory approval of the merger;

•	interest rates, general market and economic conditions and other factors generally affecting the price of Fisher’s and Apogent’s common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Fisher and Apogent operate.

You should consider the following two risks:

•	If the price of Fisher common stock declines before the effective time of the merger, Apogent stockholders will receive shares of Fisher common stock that have a market value that may be less than the market value of such shares when the merger agreement was signed.

If the price of Fisher common stock declines between the date the merger agreement was signed or the date of the Apogent special meeting and the effective time of the merger, including for any of the reasons described above, Apogent stockholders will receive less value for their shares upon completion of the merger than they would have received based on the value calculated pursuant to the exchange ratio on the date the merger agreement was signed or on the date of the Apogent special meeting. Therefore, Apogent stockholders cannot be sure of the market value of the Fisher common stock they will receive upon completion of the merger or the market value of Fisher common stock at any time after the completion of the merger.

•	If the price of Fisher common stock increases before the effective time of the merger, Apogent stockholders will receive shares of Fisher common stock that have a market value that may be greater than the market value of such shares when the merger agreement was signed.

If the price of Fisher common stock increases between the date the merger agreement was signed or the date of the Fisher annual meeting and the effective time of the merger, Fisher will pay more for shares of Apogent common stock than the value calculated pursuant to the exchange ratio on the date the merger agreement was signed or on the date of the Fisher annual meeting.

The combined company may be unable to integrate successfully the businesses of Fisher and Apogent and realize the anticipated benefits of the merger.

The merger involves the combination of two companies which currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating its business practices and operations. Potential difficulties the combined company may encounter in the integration process include the following:

•	the inability of the combined company to achieve the cost savings and operating synergies anticipated in the merger, including synergies relating to increased purchasing efficiencies and a reduction in costs associated with the merger;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the combined businesses, coupled with those of consolidating multiple physical locations where management may determine consolidation is desirable;

•	integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and increased costs associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention to the merger.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s business and/or the loss of key personnel, many of whom have proprietary information. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and financial results of the combined company after the merger.

Due to legal restrictions, Fisher and Apogent have been able to conduct only limited planning regarding the integration of the two companies following the merger and have not yet determined the exact nature in which the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses or delays, and the anticipated benefits of such integration plans may not be realized.

Obtaining regulatory approvals may delay or prevent completion of the merger or reduce the benefits of the merger to stockholders. Any significant delay in completing the merger could adversely affect the combined company.

Completion of the merger is conditioned upon, among other things, the termination or expiration of the applicable waiting periods under the HSR Act and the receipt of certain competition-related approvals by French, German or other government authorities. As a result, Fisher and Apogent stockholders face the following risks:

•	the requirement for obtaining these approvals could delay the completion of the merger for a significant period of time after Fisher and Apogent stockholders have approved the merger at their respective stockholders’ meetings;

•	the merger may not be completed if the required approvals are not obtained; and

•	Fisher and Apogent could agree to certain restrictions imposed by U.S., French, German or other government authorities in order to obtain regulatory approval.

Fisher and Apogent cannot assure their stockholders that the merger will be completed, that there will not be a delay in the completion of the merger, that the merger will be completed on the terms contemplated by the merger agreement or that the benefits of the merger will be the same as those publicly disclosed. . Any delay could also, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the merger.

Failure to complete the merger could negatively impact the stock prices and the future business and financial results of Fisher and Apogent.

If the merger is not completed, the ongoing businesses of Fisher or Apogent may be adversely affected and Fisher and Apogent will be subject to several risks, including the following:

•	being required, under certain circumstances, to pay the other party a termination fee of $75 million under the merger agreement;

•	having to pay certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees; and

•	the focus of management of each of the companies on the merger instead of on pursuing other opportunities that could be beneficial to the companies,

in each case, without realizing any of the benefits of having the transaction completed. If the merger is not completed, Fisher and Apogent cannot ensure their stockholders that these risks will not materialize and will not materially affect the business, financial results and stock prices of Fisher or Apogent.

Cautionary factors related to our business

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

We have significant operations outside the United States. Approximately 24% of our net sales for 2003 were from foreign subsidiaries. We are therefore subject to risks affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost of our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Our net sales were increased by $22.6 million and $2.9 million in 2003 and 2002, respectively and reduced by $10.1 million in 2001 by the impact of currency fluctuations. Other factors include:

•	our ability to obtain effective hedges against fluctuations in currency exchange rates;

•	foreign trade, monetary and fiscal policies;

•	laws, regulations and other activities of foreign governments, agencies, and similar organizations;

•	risks associated with having major manufacturing facilities located in countries that have historically been less stable than the United States in several respects, including fiscal and political stability; and

•	risks associated with an economic downturn in other countries.

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

In addition, our credit facilities require us to comply with specified financial covenants including minimum interest coverage ratios, maximum leverage ratios, and minimum net worth requirements, and the indenture for our 6½% senior subordinated notes allows us to incur new indebtedness (other than specified permitted indebtedness) only if we meet a minimum fixed charge coverage ratio.

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

On October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of March 31, 2004, goodwill and other intangible assets with indefinite lives represented approximately 51% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

We rely heavily upon sales to key distributors and original equipment manufacturers, and could lose sales if any of them stop doing business with us.

Our three most significant distributors represent a significant portion of our revenues. For example, sales to Fisher Scientific, with whom we propose to merge, VWR, and Allegiance Corporation accounted for approximately 14%, 11%, and 5% of revenues during the year ended September 30, 2003, respectively. Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand from distributors. We can experience volatility when distributors merge or consolidate, when inventories are not managed to end-user demand, or when distributors experience softness in their sales. We rely primarily upon the long-standing and mutually beneficial nature of our relationships with our key distributors, rather than on contractual rights, to protect these relationships. Volatility in end-user demand can also arise with large original equipment manufacturers and private label customers to whom we sell directly, particularly when our customers fail to manage inventories to end-user demand, discontinue product lines, or switch business to other manufacturers. Sales to our original equipment manufacturer customers are sometimes unpredictable and wide variances sometimes occur quarter to quarter.

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

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s second fiscal quarter.

PART II—OTHER INFORMATION

Item 2:    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Amendment of Rights Agreement

Effective March 17, 2004, we amended our shareholder rights agreement (the “Rights Agreement”), as contemplated by the Agreement and Plan of Merger, dated as of March 17, 2004 (as amended from time to time, the “Merger Agreement”), among Fisher Scientific International Inc., Fox Merger Corporation, a wholly owned subsidiary of Fisher, and the Company. The amendment to the Rights Agreement exempted the Merger Agreement, the execution thereof and the transactions contemplated thereby, including, without limitation, the merger of Fox Merger Corporation with and into the Company, in which the Company would become a wholly owned subsidiary of Fisher, from the application of the Rights Agreement, as set forth in the First Amendment to Rights Agreement, dated as of March 17, 2004, incorporated by reference as an exhibit to this report. The First Amendment to the Rights Agreement impacts our Preferred Stock Purchase Rights associated with our common stock.

Issuer Purchases of Equity Securities

The following table discloses our purchases of our equity securities during the second quarter of fiscal 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2004 to January 31, 2004	—	$—	—	6,798,316
February 1, 2004 to February 29, 2004	—	$—	—	6,798,316
March 1, 2004 to March 31, 2004	—	$—	—	6,798,316

Total	—	$—	—

(a)	Apogent’s stock repurchase program was publicly announced in July 2002 and amended during fiscal 2003. It is scheduled to expire in September 2005.
(b)	The Board of Directors authorized the repurchase of shares of Apogent common stock on the following dates: July 15, 2002 – 2,000,000 shares; January 28, 2003 – 5,000,000 shares; April 21, 2003 – 5,000,000 shares; and May 28, 2003 – 9,000,000 shares.

Item 4:    Submission of Matters to a Vote of Security Holders

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on January 27, 2004. A quorum was present at the Annual Meeting, with 81,830,728 shares out of a total of 87,460,479 (93.6%) shares entitled to cast votes represented in person or by proxy at the meeting. The 87,460,479 shares entitled to vote represent the 90,460,479 shares outstanding and entitled to vote at the December 1, 2003 record date minus 3.0 million shares repurchased by the Company prior to the date of the Annual Meeting.

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

The shareholders voted to elect Mary G. Puma, Simon B. Rich, Joe L. Roby, and Kenneth F. Yontz to serve as Class III directors until the 2007 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

	Mary G. Puma	Simon B. Rich	Joe L. Roby	Kenneth F. Yontz
For	69,570,477	69,072,477	69,572,157	70,368,609
Withheld From	12,260,407	12,758,251	12,258,571	11,462,119

The terms of office as directors of William H. Binnie, Don H. Davis, Jr., Christopher L. Doerr, Stephen R. Hardis, R. Jeffrey Harris, Frank H. Jellinek, Jr., and Richard W. Vieser continued after the meeting.

Item 6:    Exhibits and Reports on Form 8-K

(a) Exhibits:

See Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

(b) Reports on Form 8-K:

On January 22, 2004, Apogent furnished a Current Report on Form 8-K providing the public disclosure of first quarter financial results.

On March 17, 2004, Apogent filed a Current Report on Form 8-K announcing that it has entered into an Agreement and Plan of Merger with Fisher Scientific International Inc., and Fox Merger Corporation, a direct wholly owned subsidiary of Fisher.

On April 19, 2004, subsequent to the end of the quarter for which this report is filed, Apogent filed a Current Report on Form 8-K dated April 16, 2004 announcing that it had amended the Agreement and Plan of Merger with Fisher Scientific International Inc., and Fox Merger Corporation, a direct wholly owned subsidiary of Fisher.

On April 29, 2004, subsequent to the end of the quarter for which this report is filed, Apogent furnished a Current Report on Form 8-K dated April 28, 2004 providing public disclosure of its second quarter and year-to-date financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

APOGENT TECHNOLOGIES INC. (Registrant)

Date: May 10, 2004	/S/ DENNIS BROWN

Dennis Brown Chief Financial Officer* * Executing as both the principal financial officer and a duly authorized officer of the Company

APOGENT TECHNOLOGIES INC.

(“Apogent”)

(Commission File No. 1-11091)

EXHIBIT INDEX

to

QUARTERLY REPORT ON FORM 10-Q FOR

THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith
2.1	Agreement and Plan of Merger, dated as of March 17, 2004, as amended on April 16, 2004, by and among Fisher Scientific International Inc. (“Fisher”), Fox Merger Corporation and Apogent	Exhibit 2.1 to Apogent’s Form 8-K dated April 16, 2004

2.2	Confidentiality Agreement, dated as of March 3, 2004, by and between Fisher and Apogent	Exhibit 4.1 to Fisher’s Registration Statement on Form S-4 filed on April 16, 2004 (File No. 333-114548) (the “Fisher S-4”)

4.1(a)	Rights Agreement, dated as of December 11, 2000, between Apogent and Fleet National Bank, as Rights Agent (the “Rights Agreement”), including the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Form of Summary of Rights (Exhibit C)	Exhibit 1 to Apogent’s Registration Statement on Form 8-A and Exhibit 4 to Apogent’s Current Report on Form 8-K, both dated December 11, 2000 and filed December 12, 2000

4.1(b)	First Amendment to the Rights Agreement dated March 17, 2004	Exhibit 4.1 Apogent’s Form 8-A/A, filed on March 17, 2004

4.2	Indenture, dated as of December 17, 2003, among Apogent, the Subsidiary Guarantors parties thereto, and The Bank of New York, as Trustee, providing for Apogent’s Floating Rate Senior Convertible Contingent Debt Securities (CODES) due 2033	Exhibit 4.1 to Apogent’s Registration Statement on Form S-3 (File No. 333-112468)

4.3	Resale Registration Rights Agreement, dated as of December 17, 2003, among Apogent, the Subsidiary Guarantors and Lehman Brothers Inc., Bank of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, ABN Amro Rothschild LLC, Fleet Securities, Inc., Scotia Capital (USA) Inc., Suntrust Capital (USA) Inc., The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. (collectively, as Initial Purchasers)	Exhibit 4.2 to Apogent’s Registration Statement on Form S-3 (File No. 333-112468)

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith
4.4	Purchase Agreement, dated December 17, 2003, between Apogent, the Subsidiary Guarantors and Lehman Brothers Inc., Bank of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, ABN Amro Rothschild LLC, Fleet Securities, Inc., Scotia Capital (USA) Inc., Suntrust Capital (USA) Inc., The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. (collectively, as Initial Purchasers)	Exhibit 4.3 to Apogent’s Registration Statement on Form S-3 (File No. 333-112468)

4.5	Supplemental Indenture, dated April 12, 2004, to the Indenture dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and the Bank of New York, as Trustee		X

4.6	Supplemental Indenture, dated April 12, 2004, to the Indenture dated October 10, 2001 among the Registrant, the Subsidiary Guarantors named therein and the Bank of New York, as Trustee		X

4.7	Supplemental Indenture, dated April 12, 2004, to the Indenture dated June 2, 2003 among the Registrant, the Subsidiary Guarantors named therein and the Bank of New York, as Trustee		X

4.8	Supplemental Indenture, dated April 12, 2004, to the Indenture dated December 17, 2003 among the Registrant, the Subsidiary Guarantors named therein and the Bank of New York, as Trustee		X

10.1	Employment Agreement between Fisher, Apogent and Frank H. Jellinek, Jr.	Exhibit 10.1 to the Fisher S-4

10.2	Apogent Corporate Bonus Plan 2004		X

10.3	Schedule of executive officers who are a party to employment agreement filed as Exhibit 10.2(a) to Apogent’s Form 10-K for the fiscal year ended September 30, 2003		X

10.4	Form of restricted stock unit award under the 2001 Equity Incentive Plan for named Executive Officers		X

10.5	Form of restricted stock unit award under the 2001 Equity Incentive Plan for other employees		X

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith
12.1	Computation of Ratio of Earnings to Fixed Charges		X

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X