Form 10-Q
period 2004-06-30
APOGENT TECHNOLOGIES INC
filed 2004-08-09
CIK 824803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q for omission of information by certain wholly owned subsidiaries and is therefore filing this Form with the reduced disclosure format.

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

At August 4, 2004, Fisher Scientific International Inc. holds all 1,000 shares of the Registrant’s outstanding Common Stock, par value $0.01.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$92,872	$18,505
Marketable securites—available for sale	15,166	17,625
Accounts receivable (less allowance for doubtful accounts of $5,369 and $4,286 respectively)	191,055	179,523
Inventories	222,315	206,549
Deferred income taxes	15,308	15,308
Prepaid expenses and other current assets	19,699	16,518

Total current assets	556,415	454,028
Property, plant and equipment, net	269,555	282,752
Intangible assets, net	199,833	179,492
Goodwill	1,023,564	999,243
Other assets	39,061	34,476

Total assets	$2,088,428	$1,949,991

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and overdrafts	$10,889	$12,801
Current portion of long-term debt	2,190	2,281
Accounts payable	47,339	50,220
Income taxes payable	41,584	20,053
Accrued payroll and employee benefits	39,389	34,484
Accrued interest expense	3,780	8,844
Restructuring reserve	3,048	1,758
Other current liabilities	48,851	38,883

Total current liabilities	197,070	169,324
Long-term debt, less current portion	912,333	891,989
Deferred income taxes	154,827	137,683
Other liabilities	29,350	26,948
Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000,000 shares	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 107,120,682 and 107,057,865 shares; outstanding 89,988,443 and 92,013,345 shares, respectively	1,071	1,071
Additional paid-in capital	287,400	270,119
Retained earnings	833,994	737,045
Accumulated other comprehensive income (loss)	18,085	(3,127)
Deferred compensation	(4,955)	—
Treasury common stock, 17,132,239 and 15,044,520 shares at cost	(340,747)	(281,061)

Total shareholders’ equity	794,848	724,047

Total liabilities and shareholders’ equity	$2,088,428	$1,949,991

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net sales	$307,701	$278,478	$884,290	$812,914
Cost of sales:
Cost of products sold	161,008	143,839	464,529	422,205
Restructuring charges	1,365	955	1,652	955

Total cost of sales	162,373	144,794	466,181	423,160

Gross profit	145,328	133,684	418,109	389,754
Selling, general and administrative expenses	79,330	69,923	227,940	209,863
Merger expenses	1,953	—	4,239	—
Restructuring charges and asset impairments	399	475	5,370	807

Total selling, general and administrative expenses	81,682	70,398	237,549	210,670

Operating income	63,646	63,286	180,560	179,084

Other income (expense):
Interest expense, net	(6,891)	(11,635)	(22,707)	(32,427)
Amortization of deferred financing fees	(1,681)	(1,006)	(4,693)	(2,809)
Loss on extinguishment of debt	—	—	(171)	—
Other, net	313	163	741	943

Income from continuing operations before income taxes	55,387	50,808	153,730	144,791
Income taxes	20,693	15,104	56,514	49,408

Income from continuing operations	34,694	35,704	97,216	95,383
Discontinued operations, net of income taxes	(413)	(188)	(267)	(87,516)

Net income	$34,281	$35,516	$96,949	$7,867

Basic earnings per common share from continuing operations	$0.39	$0.36	$1.08	$0.93
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.85)

Basic earnings per common share	$0.38	$0.36	$1.08	$0.08

Diluted earnings per common share from continuing operations	$0.36	$0.36	$1.05	$0.92
Discontinued operations	$(0.00)	(0.00)	$(0.00)	(0.84)

Diluted earnings per common share	$0.36	$0.35	$1.05	$0.08

Weighted average basic shares outstanding	89,654	99,486	89,601	103,053
Weighted average diluted shares outstanding	95,812	100,526	92,884	104,056

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2004

(in thousands)

(unaudited)

	Common Stock	Additional Paid - In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Common Stock	Total Shareholders’ Equity
Balance at September 30, 2003	$1,071	$270,119	$737,045	$(3,127)	$—	$(281,061)	$724,047
Comprehensive income:
Net income	—	—	96,949	—	—	—	96,949
Translation adjustment	—	—	—	22,774	—	—	22,774
Unrealized loss on marketable security net of tax of $897	—	—	—	(1,562)	—	—	(1,562)

Total comprehensive income	—	—	96,949	21,212	—	—	118,161
Treasury shares purchased	—	—	—	—	—	(109,437)	(109,437)
Deferred compensation	—	5,946	—	—	(5,946)	—	—
Amortization of deferred compensation	—	—	—	—	991	—	991
Shares issued in connection with employee stock purchase program	—	1,586	—	—	—	—	1,586
Shares issued in connection with stock options	—	995	—	—	—	49,751	50,746
Tax benefit related to stock options	—	8,754	—	—	—	—	8,754

Balance at June 30, 2004	$1,071	$287,400	$833,994	$18,085	$(4,955)	$(340,747)	$794,848

See accompanying notes to the unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$96,949	$7,867
Adjustments to reconcile net income to net cash provided by operating activities;
Discontinued operations	267	87,516
Depreciation	34,464	31,819
Amortization	17,745	14,377
Loss on sale of property plant and equipment	196	244
Asset impairments	2,693	(808)
Loss on extinguishment of debt	171	982
Deferred income taxes	15,370	10,252
Changes in assets and liabilities, net of effects of businesses acquired:
(Increase) decrease in accounts receivable	(4,518)	3,312
Increase in inventories	(8,327)	(12,092)
Increase in prepaid expenses and other current assets	(3,111)	(3,376)
Decrease in accounts payable	(4,892)	(6,956)
Increase (decrease) in income taxes payable	20,735	(6,604)
Increase (decrease) in accrued payroll and employee benefits	3,933	(1,372)
Decrease in accrued interest expense	(5,064)	(7,290)
Increase (decrease) in restructuring reserve	1,290	(298)
Increase in other current liabilities	6,336	2,842
Net change in other assets and liabilities	2,532	(4,970)

Net cash provided by operating activities	176,769	115,445

Cash flows from investing activities:
Capital expenditures	(18,466)	(37,684)
Proceeds from sales of property, plant and equipment	2,639	1,221
Net payments for businesses acquired	(41,983)	(21,654)
Other investing activities	696	1,546

Net cash used in investing activities	(57,114)	(56,571)

Cash flows from financing activities:
Proceeds from revolving credit facility	161,300	469,400
Principal payments on revolving credit facility	(484,406)	(469,400)
Proceeds from long-term debt	345,000	250,000
Principal payments on long-term debt	—	(23,408)
Proceeds from the exercise of stock options	50,770	2,543
Proceed from employee stock purchase program	1,586	927
Purchase of treasury stock	(109,437)	(226,348)
Financing fees paid	(9,320)	(9,168)
Premium paid on extinguishment of debt and settlement of securities lending	(171)	—
Other financing activities	—	2,510

Net cash used in financing activities	(44,678)	(2,944)

Effect of exchange rate changes on cash and cash equivalents	(610)	13,893

Net decrease in cash and cash equivalents	74,367	69,823
Cash and cash equivalents at beginning of period	18,505	16,327

Cash and cash equivalents at end of period	$92,872	$86,150

See accompanying notes to unaudited consolidated financial statements.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data, or when specified in millions)

1.    Basis of Presentation

In the opinion of management, all adjustments that are necessary for a fair statement of the results for the interim periods presented have been included, and are of a normal recurring nature. The results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

Historical financial information has been restated to reflect the discontinuance of the businesses conducted by the Company’s former Applied Biotech, Inc., BioRobotics Group Limited Ltd., and Vacuum Process Technology, Inc. subsidiaries.

2.    Guarantees (Financial Accounting Standards Board Interpretation No. 45)

There have been no new guarantees or modifications to existing guarantees since September 30, 2003.

A rollforward of our product warranties is as follows:

	Beginning balance	Payments and other reductions	Additions	Ending balance
	(in thousands)
Year ended September 30, 2003	$1,462	$1,542	$1,318	$1,238
Nine months ended June 30, 2004	$1,238	$489	$749	$1,498

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$34,281	$35,516	$96,949	$7,867
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,093	2,991	9,180	8,972
Add: Total stock-based compensation expense recorded during period, net of related tax effects	317	—	634	—

Pro forma net income (loss)	$31,505	$32,525	$88,403	$(1,105)

Earnings per share:
Basic-as reported	$0.38	$0.36	$1.08	$0.08

Basic-pro forma	$0.35	$0.33	$0.99	$(0.01)

Diluted-as reported	$0.36	$0.35	$1.05	$0.08

Diluted-pro forma	$0.33	$0.33	$0.96	$(0.01)

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

	Nine Months Ended June 30,
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

4.    Inventories

Inventories at June 30, 2004 and September 30, 2003 consisted of the following:

	June 30, 2004	September 30, 2003
Raw materials and supplies	$68,378	$66,816
Work in process	21,209	19,531
Finished goods	132,728	120,202

	$222,315	$206,549

5.    Intangible Assets

As a result of current year acquisitions, changes in foreign currency rates, and final adjustments to purchase price of companies acquired during fiscal 2003, goodwill and intangible assets increased by approximately $57.3 million during the first nine months of fiscal 2004. Unamortizable intangible assets (goodwill) were approximately $1,023.6 million as of June 30, 2004.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Intangible assets are as follows:

	June 30, 2004	September 30, 2003
Amortizable intangible assets
Proprietary technology	$83,326	$80,838
Trademarks	83,175	80,823
Patents	37,393	36,604
Licenses	12,130	11,913
Drawings	11,957	11,806
Non-compete agreements	11,493	11,007
Customer lists and other	47,796	21,342
Less: Accumulated amortization	(87,437)	(74,841)

Net amortizable intangible assets	199,833	179,492
Unamortizable intangible assets (goodwill)	1,023,564	999,243

	$1,223,397	$1,178,735

Intangible assets at June 30, 2004 by business segment are as follows:

	Clinical Group	Research Group	Consolidated
Proprietary technology	$66,764	$16,562	$83,326
Less: Accumulated amortization	(23,206)	(8,893)	(32,099)

Net proprietary technology	43,558	7,669	51,227

Trademarks	18,452	64,723	83,175
Less: Accumulated amortization	(2,766)	(18,523)	(21,289)

Net trademarks	15,686	46,200	61,886

Patents	20,624	16,769	37,393
Less: Accumulated amortization	(6,079)	(5,529)	(11,608)

Net patents	14,545	11,240	25,785

Licenses	9,725	2,405	12,130
Less: Accumulated amortization	(3,449)	(407)	(3,856)

Net licenses	6,276	1,998	8,274

Drawings	—	11,957	11,957
Less: Accumulated amortization	—	(6,575)	(6,575)

Net drawings	—	5,382	5,382

Non-compete agreements	5,878	5,615	11,493
Less: Accumulated amortization	(4,341)	(4,300)	(8,641)

Net non-compete agreements	1,537	1,315	2,852

Other identifiable intangible assets (a)	32,853	14,249	47,102
Less: Accumulated amortization	(1,413)	(1,531)	(2,944)

Net other identifiable intangibles (a)	31,440	12,718	44,158

Net amortizable intangible assets (a)	$113,042	$86,522	$199,564

Excess cost over net asset values acquired (goodwill)	$520,106	$503,458	$1,023,564

Unamortizable intangible assets	$520,106	$503,458	$1,023,564

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

Note (a): At June 30, 2004, Apogent Corporate Office had $694 of amortizable other identifiable intangible assets and $425 of related accumulated amortization that were not allocated to either of the business segments and are not included in the consolidated totals in the above table.

Amortization of intangible assets was $4,228 and $3,812 for the three months ended June 30, 2004 and 2003, respectively. Amortization of intangible assets was $12,061 and $11,568 for the nine months ended June 30, 2004 and 2003, respectively. Amortization expense relating to the existing identifiable intangible assets for each of the next five years (beginning with fiscal 2004) is expected to be $15,691, $15,780, $15,139, $14,532 and $13,284, respectively.

The changes in the carrying amount of goodwill for the nine months ended June 30, 2004 are as follows:

	Clinical Group	Research Group	Consolidated
Balance at September 30, 2003	$513,216	$486,027	$999,243
Goodwill acquired during the year	6,772	3,105	9,877
Adjustments to purchase price of prior year acquisitions	—	941	941
Effect of change in foreign currencies	118	13,385	13,503

Balance at June 30, 2004	$520,106	$503,458	$1,023,564

6.    Acquisitions

Acquisitions

During the nine months ended June 30, 2004, the Company completed five acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $42.0 million. None of the acquisitions was considered individually significant. The total goodwill and identifiable intangible assets for the acquired companies was approximately $39.3 million (allocated approximately $9.9 million to goodwill and $29.4 million to amortizable intangible assets). In addition to the purchase price paid for J&S Medical, we have accrued $4.4 million as a holdback from the purchase price. The intangible assets will be amortized over their expected lives ranging from 5 to 20 years. The aggregate purchase price of these acquisitions was allocated to tangible and intangible assets acquired based on their fair values as follows:

Nine Months Ended June 30, 2004
Tangible assets	$9,424
Liabilities assumed	(6,686)

Net assets assumed	2,738
Goodwill and intangible assets	39,314
Less cash acquired, if any	(69)

Cash paid for acquisitions, net of cash acquired	$41,983

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

The following table outlines our estimates of sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

Business Segment:

Company Acquired	Acquisition Date	Sales	Operating Income	Total Assets	Type of Acquisition
Clinical Group:
Perk Scientific	1/8/04	$1,700	$699	$—	Asset
J&S Medical Associates, Inc.	3/5/04	4,050	1,123	1,389	Asset
Eagle Picher	4/2/04	12,248	2,877	4,189	Asset
Thuringer Pharmaglas	5/10/04	437	—	142	Asset
Research Group:
H.A.L. Baggin, Inc. (d/b/a Pactech)	2/20/04	13,049	1,322	4,314	Asset

7.    Long-Term Debt

In connection with its merger with Fisher (see Note 15—Subsequent Events), Apogent made concurrent exchange offers for up to $345.0 million of our Floating Rate Senior Convertible Contingent Debt Securities due 2033 for a like principal amount of Floating Rate Convertible Senior Debentures due 2033 and up to $300.0 million of our 2.25% Senior Convertible Contingent Debt Securities due 2021 for a like principal amount of 2.25% Convertible Senior Debentures due 2021.

On August 3, 2004, Apogent completed the exchange offers. Approximately $344.6 million aggregate principal amount representing 99.9% of the outstanding principal amount of the Floating Rate Senior Convertible Contingent Debt Securities and approximately $298.8 million aggregate principal amount representing approximately 99.6% of the outstanding principal amount of the 2.25% Senior Convertible Contingent Debt Securities were exchanged for debentures with similar financial terms. We paid an exchange fee of 0.50% of the principal amount of the Convertible Contingent Debt Securities tendered. Apogent also paid a consent fee relating to the Floating Rate Senior Convertible Contingent Debt Securities exchange offer of 0.60% of the principal amount of Floating Rate Convertible Contingent Debt Securities tendered. Neither Fisher nor Apogent received any proceeds from the issuance of the new Convertible Senior Debentures in the exchange offers.

On August 3, 2004, Apogent also completed its tender offer and related consent solicitation for any and all of its 6 1/2 % senior subordinated notes due 2013. Apogent purchased approximately $249.6 million aggregate principal amount of its $250.0 million principal amount of 6 1/2% senior subordinated notes. The purchase price for the senior subordinated notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

8.    Employee Benefit Plans

The Company has four defined benefit pension plans covering approximately 43% of its U.S. employees. The following is a breakdown of the components of net period pension benefit cost for the three and nine months ended June 30, 2004 and 2003.

Components of Net Periodic Pension Benefit Cost

Three months ended June 30,
(in thousands)
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$1,045	$848	$5	$5
Interest cost	1,400	1,353	103	122
Expected return on plan assets	(1,151)	(1,056)	—	—
Amortization of prior service cost	5	5	—	—
Amortization of net (gain) loss	435	214	64	63

Net periodic benefit cost	$1,734	$1,364	$172	$190

Nine months ended June 30,
(in thousands)
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$3,134	$2,544	$14	$14
Interest cost	4,200	4,058	308	366
Expected return on plan assets	(3,453)	(3,167)	—	—
Amortization of prior service cost	16	17	—	—
Amortization of net (gain) loss	1,306	642	193	189

Net periodic benefit cost	$5,203	$4,094	$515	$569

Employer Contributions

Apogent previously disclosed in its annual report for the year ended September 30, 2003, that it expected to contribute $6.1 million to its pension plan during fiscal 2004. As of June 30, 2004, $2.3 million of contributions have been made. Apogent presently anticipates contributing an additional $1.1 million to fund its pension plan during fiscal 2004 for a total of $3.4 million. The large reduction in planned contributions is due to the relief provided by the Pension Funding Equity Act of 2004, signed into law on April 10, 2004.

9.    Restructuring

During the first nine months of fiscal 2004, the Company recorded additional restructuring charges of approximately $7,248 (approximately $4,566 net of tax), related to restructuring activities announced during fiscal 2003 and fiscal 2004, for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as a component of cost of sales and selling, general, and administrative expenses which consisted of approximately $1,642 related to severance and termination costs, approximately $2,693 related to the write-off of fixed assets and a $2,467 charge for the present value of future lease payments, less assumed sublease amounts.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

A rollforward of these restructuring activities is as follows:

	Severance(a)	Inventory(b)	Fixed Assets(b)	Facility Closure Costs(c)	Other	Total
2003 Restructuring charges	$3,664	$5,825	$2,798	$1,220	$28	$13,535
2003 Cash payments	(2,378)	—	—	(1,070)	—	(3,448)
2003 Non-cash charges	—	(5,825)	(2,798)	—	(28)	(8,651)

September 30, 2003 balance	$1,286	$—	$—	$150	$—	$1,436
2004 Restructuring charges	1,642	—	2,693	2,467	446	7,248
2004 Cash payments	(1,660)	—	—	—	(300)	(1,960)
2004 Non-cash charges	—	—	(2,693)	(1,068)	(146)	(3,907)

June 30, 2004 balance	$1,268	$—	$—	$1,549	$—	$2,817

(a)	Amount represents severance and termination costs for terminated employees (primarily sales, marketing and manufacturing personnel).
(b)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(c)	Amount represents lease payments and other facility closure costs on exited operations.

As of June 30, 2004, included in the restructuring liability was a balance of $231 related to fiscal 2002 facility closure activities.

The Company expects to make future cash payments of approximately $1,902 associated with the above restructuring actions during fiscal 2004 and approximately $1,146 in fiscal 2005 and beyond.

10.    Capital Stock

During the nine months ended June 30, 2004, the Company purchased approximately 4.8 million shares of its common stock at an average purchase price of $23.01 per share. All of these purchases occurred during the quarter ended December 31, 2003. The aggregate purchase price of the shares purchased was approximately $109.4 million.

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

11.    Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding in the period presented. Diluted earnings per common share is calculated by dividing income available to common shareholders after assumed conversions by the weighted average number of common shares outstanding plus the dilutive effects of potential common shares outstanding during the period. A reconciliation of income available to shareholders and shares used in calculating basic and diluted earnings per share follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$34,694	$35,704	$97,216	$95,383
Discontinued operations, net of income taxes	(413)	(188)	(267)	(87,516)
Net income	34,281	35,516	96,949	7,867
Effect of dilutive securities:
Interest expense related to convertible debt	182	—	179	—

Numerator for diluted earnings per share	$34,463	$35,516	$97,128	$7,867

Denominator:
Basic	89,654	99,486	89,601	103,053
Effect of assumed excercise of employee stock options	2,817	1,040	2,174	1,003
Effect of assumed conversion of convertible debt	3,341	—	1,109	—

Diluted	95,812	100,526	92,884	104,056

Excluded from the shares used in calculating the diluted earnings per common share in the above table are options to purchase 9,759 shares of common stock for the three and nine months ended June 30, 2003, as their effects would have been anti-dilutive.

The calculation of diluted shares reflects a 15 day period in June 2004 (beginning June 16, 2004) during which, as a result of the then proposed merger with Fisher, approximately 9,839 shares of common stock became issuable upon the conversion of our senior convertible contingent debt securities (2.25% CODES) based on a conversion price of $30.49 per share and approximately 10,426 shares of common stock became issuable upon the conversion of our floating rate senior convertible contingent debt securities (floating rate CODES) based on a conversion price of $33.09 per share. None of these securities were actually converted during the periods presented in the table above.

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

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

The costs of some corporate functions are allocated to the business segments at predetermined rates that approximate cost. Information on these business segments is summarized as follows (unaudited):

	Clinical Group	Research Group	Eliminations	Total
Three Months Ended June 30, 2004
Revenues:
External customer	$141,298	$166,403	$—	$307,701
Intersegment	2,852	209	(3,061)	—
Total revenues	144,150	166,612	(3,061)	307,701
Gross profit	68,136	77,192	—	145,328
Selling general and administrative	33,465	48,217	—	81,682
Operating income	34,671	28,975	—	63,646

Three Months Ended June 30, 2003
Revenues:
External customer	$127,818	$150,660	$—	$278,478
Intersegment	2,685	160	(2,845)	—
Total revenues	130,503	150,820	(2,845)	278,478
Gross profit	61,319	72,365	—	133,684
Selling general and administrative	28,857	41,541	—	70,398
Operating income	32,462	30,824	—	63,286

	Clinical Group	Research Group	Eliminations	Total
Nine Months Ended June 30, 2004
Revenues:
External customer	$409,775	$474,515	$—	$884,290
Intersegment	8,389	729	(9,118)	—
Total revenues	418,164	475,244	(9,118)	884,290
Gross profit	196,671	221,438	—	418,109
Selling general and administrative	96,967	140,582	—	237,549
Operating income	99,704	80,856	—	180,560
Segment assets (as of June 30, 2004)	1,016,994	1,071,434	—	2,088,428

Nine Months Ended June 30, 2003
Revenues:
External customer	$379,747	$433,167	$—	$812,914
Intersegment	7,795	442	(8,237)	—
Total revenues	387,542	433,609	(8,237)	812,914
Gross profit	179,186	210,568	—	389,754
Selling general and administrative	87,145	123,525	—	210,670
Operating income	92,041	87,043	—	179,084

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data, or when specified in millions)

13.    Supplementary Cash Flow Information

	Nine Months Ended June 30,
	2004	2003
Supplemental disclosures of cash flow information:

Cash paid for acquisitions, net of cash acquired:
Tangible assets	$9,424	$3,176
Liabilities assumed	(6,686)	(6,373)

Net assets assumed	2,738	(3,197)
Goodwill and intangible assets	39,314	26,493
Less cash acquired	(69)	(1,642)

Cash paid for acquisitions, net of cash acquired	$41,983	$21,654

Cash paid during the period for:
Interest	$27,539	$39,467

Income taxes	$10,435	$39,720

Capital lease obligations incurred	$34	$102

14.    Condensed Consolidating Financial Statements

In connection with the merger with a subsidiary of Fisher Scientific International Inc. on August 2, 2004, and the related financing transactions described in Notes 7 and 15, all of Apogent’s subsidiaries were released from their guarantees of the Company’s indebtedness. Accordingly, condensed consolidating financial statements have been omitted from this report.

15.    Subsequent Events

On August 2, 2004, Apogent completed the merger with a subsidiary of Fisher Scientific International Inc., or “Fisher,” a world leader in serving science, headquartered in Hampton, New Hampshire, as a result of which we became a subsidiary of Fisher. The transaction will be accounted for using the purchase method of accounting, with each share of Apogent common stock exchanged for .56 shares of Fisher common stock. In connection with the completion of the merger, transaction expenses of approximately $12 million, which were contingent upon the successful completion of the merger, were paid to its investment banker and attorneys.

In connection with its merger with Fisher, Apogent made concurrent exchange offers for up to $345.0 million of our Floating Rate Senior Convertible Contingent Debt Securities due 2033 for a like principal amount of Floating Rate Convertible Senior Debentures due 2033 and up to $300.0 million of our 2.25% Senior Convertible Contingent Debt Securities due 2021 for a like principal amount of 2.25% Convertible Senior Debentures due 2021.

On August 3, 2004, Apogent completed the exchange offers. Approximately $344.6 million aggregate principal amount representing 99.9% of the outstanding principal amount of the Floating Rate Senior Convertible Contingent Debt Securities and approximately $298.8 million aggregate principal amount representing approximately 99.6% of the outstanding principal amount of the 2.25% Senior Convertible Contingent Debt Securities were exchanged for Convertible Senior Debentures with similar financial terms. We paid an exchange fee of 0.50% of the principal amount of the Convertible Contingent Debt Securities tendered. Apogent also paid a consent fee relating to the Floating Rate Senior Convertible Contingent Debt Securities exchange offer of 0.60% of the principal amount of Floating Rate Convertible Contingent Debt Securities tendered. Neither Fisher nor Apogent received any proceeds from the issuance of the new Convertible Senior Debentures in the exchange offers.

On August 3, 2004, Apogent also completed its tender offer and related consent solicitation for any and all of its 6 1/2% senior subordinated notes due 2013. Apogent purchased approximately $249.6 million aggregate principal amount of its $250.0 million principal amount of 6 1/2% senior subordinated notes. The purchase price for the senior subordinated notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest.

Item 2:    Management’s Analysis of Results of Operations

Overview

Apogent is a leading developer and manufacturer of products for the clinical and research industries. We are organized into two business segments, the Clinical Group and the Research Group, to serve our customers in these industries.

Business

Our subsidiaries manufacture most of the products we sell. Over 50% of our sales are made through distributors. In addition to distributors, our customers include pharmaceutical and biotechnology companies, clinical, academic, research and industrial laboratories, original equipment manufacturers, and others. Approximately 69% of our consolidated net sales during the nine months ended June 30, 2004 were generated from sales transactions with customers within the U.S. and the remainder was generated internationally, mostly from Europe.

The end-users of our products include scientists and lab technicians in the fields of life science research, clinical diagnostics, and basic scientific research. These individuals typically work at pharmaceutical companies, other types of manufacturing companies, hospitals, scientific research organizations, academic and government institutions, and clinical reference laboratories.

Net Sales

Net sales for the nine months ended June 30, 2004 were $884.3 million, an increase of $71.4 million or 8.8% over the same period of fiscal 2003.

The increase in net sales is primarily due to the following factors:

•	Sales by newly-acquired businesses (approximately $29.5 million), primarily our Quality Scientific Plastics (QSP) subsidiary acquired in August 2003, our Pactech subsidiary acquired in January 2004, and our Eagle Picher subsidiary acquired in April 2004;

•	Sales of newly developed products (approximately $26.0 million);

•	A positive impact of foreign currency fluctutations (approximately $18.5 million); and

•	An increase in our average selling prices (approximately $6.7 million).

The above increases in net sales are offset by a reduction in the quantity of existing products (approximately $10.7 million).

Gross Profit

Gross profit for the nine months ended June 30, 2004 was $418.1 million, or 47.3% of net sales, as compared to $389.8 million, or 47.9% of net sales, for the same period of fiscal 2003. The factors described above that contributed to our growth in net sales also contributed to higher gross profit.

The decrease in gross margin as a percent of sales was due primarily to the acquisitions of QSP and Pactech, which operate at lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2004 were $237.5 million, an increase of $26.9 million or 12.8% over the same period of fiscal 2003.

The following factors contributed to the increase in selling, general and administrative expenses:

•	A negative impact from foreign currency fluctuations;

•	Costs related to the merger with Fisher;

•	Increased restructuring expenses;

•	Increased payroll and other employee-related expenses from higher headcounts primarily due to the acquisitions of QSP, Pactech, and Eagle Picher;

•	An increase in subsidiary bonus accruals;

•	An increase in bad debt expense due to a customer bankruptcy; and

•	Increased pension, insurance, and workers’ compensation costs.

Operating Income

Operating income for the nine months ended June 30, 2004 was $180.6 million, an increase of $1.5 million, or 0.8%, compared to $179.1 million for the same period of fiscal 2003.

Interest Expense, net

Interest expense, net, was $22.7 million for the nine months ended June 30, 2004, as compared to $32.4 million for the same period of fiscal 2003. The decrease in interest expense is primarily due to a reduction in the Company’s weighted average interest rate offset in part by an increase in our outstanding debt obligations. Interest income was approximately $240,000 for nine months ended June 30, 2004 as compared to $207,000 for the same period of fiscal 2003.

Other Income

Other income was $0.5 million for the nine months ended June 30, 2004, as compared to other income of $0.9 million in the same period of fiscal 2003.

Income Taxes

Taxes on income from continuing operations for the nine months ended June 30, 2004 were $56.5 million, an increase of $7.1 million from the same period of fiscal 2003. The increase in income taxes resulted from an increase in income from continuing operations before income taxes and nonrecurring benefits during fiscal 2003 relating to the utilization of additional foreign tax credits as well as the cumulative effect of the decrease in the fiscal 2003 effective tax rate from 36.5% to 36.0%.

Income from Continuing Operations

Income from continuing operations for the nine months ended June 30, 2004 was $97.2 million, an increase of $1.8 million, from $95.4 million for the same period of fiscal 2003.

Discontinued Operations

Loss from discontinued operations, net of tax, for the nine months ended June 30, 2004 was $0.3 million, as compared to a loss $87.5 million for the same period of fiscal 2003. The loss from discontinued operations during fiscal 2003 was the result of the Company’s decision to dispose of two of its businesses: the rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse and infectious diseases) as conducted by the former Applied Biotech, Inc. subsidiary; and the manufacture and sale of automated micro array instrumentation for the genomics market as conducted by our former BioRobotics Group Limited subsidiary.

Net Income

Net income for the nine months ended June 30, 2004 was $96.9 million, as compared to $7.9 million for the same period of fiscal 2003.

Subsequent Events / Merger with Fisher Scientific International

On August 2, 2004, Apogent completed the merger with a subsidiary of Fisher Scientific International Inc., or “Fisher,” a world leader in serving science, headquartered in Hampton, New Hampshire, as a result of which we became a subsidiary of Fisher. The transaction will be accounted for using the purchase method of accounting, with each share of Apogent common stock exchanged for .56 shares of Fisher common stock.

In connection with its merger with Fisher, Apogent made concurrent exchange offers for up to $345.0 million of our Floating Rate Senior Convertible Contingent Debt Securities due 2033 for a like principal amount of Floating Rate Convertible Senior Debentures due 2033 and up to $300.0 million of our 2.25% Senior Convertible Contingent Debt Securities due 2021 for a like principal amount of 2.25% Convertible Senior Debentures due 2021.

On August 3, 2004, Apogent completed the exchange offers. Approximately $344.6 million aggregate principal amount representing 99.9% of the outstanding principal amount of the Floating Rate Senior Convertible Contingent Debt Securities and approximately $298.8 million aggregate principal amount representing approximately 99.6% of the outstanding principal amount of the 2.25% Senior Convertible Contingent Debt Securities were exchanged for Convertible Senior Debentures with similar financial terms. We paid an exchange fee of 0.50% of the principal amount of the Convertible Contingent Debt Securities tendered. Apogent also paid a consent fee relating to the Floating Rate Senior Convertible Contingent Debt Securities exchange offer of 0.60% of the principal amount of Floating Rate Convertible Contingent Debt Securities tendered. Neither Fisher nor Apogent received any proceeds from the issuance of the new Convertible Senior Debentures in the exchange offers.

On August 3, 2004, Apogent also completed its tender offer and related consent solicitation for any and all of its 6 1/2% senior subordinated notes due 2013. Apogent purchased approximately $249.6 million aggregate principal amount of its $250.0 million principal amount of 6 1/2% senior subordinated notes. The purchase price for the senior subordinated notes was $1,107.5 in cash per $1,000 principal amount, plus accrued and unpaid interest.

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

Internal Control Over Financial Reporting:    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s third fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, and subject to the supplemental note below, there has been no such change during the Company’s third fiscal quarter.

Supplemental Note to Item 4 Controls and Procedures—Internal Control Over Financial Reporting:

On June 23, 2004, Apogent Technologies Inc. announced that its Molecular BioProducts, Inc. subsidiary (“MBP”) may have improperly recognized, from a timing perspective, between $200,000 and $600,000 of revenue during the quarter ended March 31, 2004.

Promptly upon learning of a possible improper recognition of revenue at MBP, Apogent began a comprehensive internal review of the matter under the direction and oversight of Apogent’s Audit Committee and its General Counsel. Forensic accounting specialists at PricewaterhouseCoopers LLP (“PwC”) were retained to assist in the review. KPMG LLP, Apogent’s independent auditor, was notified of the matter and was informed of the review being conducted. The reviews by both Apogent and Fisher covered not only MBP, but also other selected Apogent subsidiaries, in order to confirm that these revenue recognition issues were isolated at the MBP level. In connection with Apogent’s review of the MBP matter, appropriate action with respect to the responsible employees has taken place. During the course of Apogent’s review of the MBP matter, Apogent’s Audit Committee met regularly to consider and discuss materials prepared and presented by PwC relating to the matter. Upon review of the matter, the Apogent Audit Committee concluded that the MBP matter was an isolated incident and was not material to Apogent and reported its findings to the Apogent board of directors.

PART II—OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

(a) Exhibits:

See Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

(b) Reports on Form 8-K:

On April 19, 2004, Apogent filed a Current Report on Form 8-K dated April 16, 2004 announcing that the Agreement and Plan of Merger by and among Fisher Scientific International Inc. and Fox Merger Corporation, a direct wholly owned subsidiary of Fisher, and Apogent, had been amended.

On April 29, 2004, Apogent furnished a Current Report on Form 8-K dated April 28, 2004 providing public disclosure of its second quarter and year-to-date financial results.

On June 1, 2004, Apogent filed a Current Report on Form 8-K dated May 28, 2004 announcing the commencement of exchange offers that relate to an aggregate of $645 million of its existing debt securities in connection with the proposed merger of Apogent and Fisher Scientific and announcing the commencement of a tender offer and consent solicitation for all of its $250 million principal amount of 6 1/2 percent senior subordinated notes due 2013.

On June 14, 2004, Apogent filed a Current Report on Form 8-K announcing that the Early Consent Payment Deadline in respect of the tender offer and consent solicitation for all of its $250.0 million principal amount of 6 1/2 percent senior subordinated notes due 2013 had been extended.

On June 16, 2004, Apogent filed a Current Report on Form 8-K dated June 15, 2004 announcing that Apogent and Fisher provided conversion rights notices to the holders of Apogent’s Floating Rate Senior Convertible Contingent Debt Securities due 2033 and Apogent’s 2.25% Senior Convertible Contingent Debt Securities due 2021.

On June 18, 2004, Apogent filed a Current Report on Form 8-K announcing that the Consent Payment Deadline in respect of the tender offer and consent solicitation for all of Apogent’s $250.0 million principal amount of 6 1/2 percent senior subordinated notes due 2013 had been extended.

On June 24, 2004, Apogent filed a Current Report on Form 8-K dated June 23, 2004 announcing that the vote of Apogent stockholders on the merger with Fisher, scheduled for June 28, 2004, was being postponed.

After the end of the quarter, Apogent filed the following reports on Form 8-K:

On July 2, 2004, Apogent filed a Current Report on Form 8-K announcing the extension until July 16, 2004 of the pending exchange offers that relate to an aggregate of $645 million of its existing senior convertible debt securities in connection with the merger and announcing the extension until July 16, 2004 of the pending tender offer and consent solicitation for all of its $250.0 million principal amount of 6 1/2 percent senior subordinated notes due 2013.

On July 14, 2004, Apogent filed a Current Report on Form 8-K dated July 13, 2004 announcing that it would reconvene its special stockholder meeting for the purpose of holding a stockholder vote on the proposed merger with Fisher, the extension of the pending tender offer and consent solicitation for all of its $250.0 million principal amount of 6 1/2 percent senior subordinated notes due 2013, the fixing of July 27, 2004 as the Consent Payment Deadline with respect to the tender offer and consent solicitation, the increase in the tender offer and consent compensation payable, and the extension until August 2, 2004 of, and the increase in exchange fees with respect to, the pending exchange offers for $645 million of its existing senior convertible debt securities in connection with the merger.

On July 28, 2004, Apogent filed a Current Report on Form 8-K dated July 27, 2004 announcing that it had received the requisite consents to execute a supplemental indenture amending the indenture relating to its 6 1/2 percent senior subordinated notes due 2013 pursuant to a previously announced consent solicitation and tender offer for all of these notes.

On July 29, 2004, Apogent filed a Current Report on Form 8-K dated July 28, 2004 reporting financial results for the third quarter and the nine months ended June 30, 2004. As part of this same report, Apogent furnished a copy of its earnings press release containing certain non-GAAP financial information related to the financial results for the third quarter and the nine months ended June 30, 2004.

On August 2, 2004, Apogent filed a Current Report on Form 8-K reporting a change in control of Apogent resulting from the merger with Fisher.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

APOGENT TECHNOLOGIES INC. (Registrant)

Date: August 9, 2004	/S/ DENNIS BROWN
Dennis Brown Chief Financial Officer*

* Executing as both the principal financial officer and a duly authorized officer of the Company

APOGENT TECHNOLOGIES INC.

(“Apogent”)

(Commission File No. 1-11091)

EXHIBIT INDEX

to

QUARTERLY REPORT ON FORM 10-Q FOR

THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith

2.1	Agreement and Plan of Merger, dated as of March 17, 2004, as amended on April 16, 2004, by and among Fisher, Fox Merger Corporation and Apogent	Exhibit 2.1 to Apogent’s Form 8-K dated April 16, 2004

2.2	Articles of Merger dated August 2, 2004, merging Fox Merger Corporation with and into Apogent		X

3.1	Restated Articles of Incorporation of Apogent		X

3.2	Amended and Restated Bylaws of Apogent		X

4.1	Indenture, dated as of August 3, 2004, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee, providing for Apogent’s Floating Rate Convertible Senior Debentures due 2033		X

4.2	Indenture, dated as of August 3, 2004, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee, providing for Apogent’s 2.25% Convertible Senior Debentures due 2021		X

4.3	Supplemental Indenture, dated as of August 2, 2004, to the Indenture dated as of October 10, 2001, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee		X

4.4	Supplemental Indenture, dated as of August 2, 2004, to the Indenture dated as of December 17, 2003, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee		X

4.5	Supplemental Indenture, dated as of July 27, 2004, to the Indenture dated June 2, 2003, among Apogent and The Bank of New York, as Trustee		X

Exhibit Number	Description	Incorporated Herein By Reference To	Filed or Submitted Herewith

10.1	Guaranty, dated as of August 2, 2004, among Fisher Scientific International Inc., as Borrower, Apogent Technologies Inc., as Guarantor, the other Guarantors named therein, and Bank of America, N.A., as Administrative Agent for the Lenders, as Guarantied Party		X

10.2	Pledge Agreement dated as of August 2, 2004 by and among Fisher Scientific International Inc., as Borrower, Apogent Technologies Inc., as Pledgor, the other Pledgors named therein, J.P. Morgan Trust Company, National Association, as Senior Note Trustee and Bank of America, N.A., as Agent for the Lenders, as Secured Party		X

12.1	Computation of Ratio of Earnings to Fixed Charges		X

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X