Form 10-K
period 2004-09-30
APOGENT TECHNOLOGIES INC
filed 2004-12-14
CIK 824803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2004

Commission File Number 001-11091

Apogent Technologies Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	22-2849508
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
One Liberty Lane
Hampton, NH 03842
(Address of principal executive offices, including zip code)
(603) 926-5911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     On August 2, 2004, the registrant was acquired by and became a wholly-owned subsidiary of Fisher Scientific International Inc. and the market value of the common equity of the registrant owned by non-affiliates is zero.

     At December 13, 2004, Fisher Scientific International Inc. holds all 1,000 shares of the Registrant’s outstanding Common Stock, par value $0.01 per share.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

DOCUMENTS INCORPORATED BY REFERENCE: None

APOGENT TECHNOLOGIES INC.

TO
2004 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.	Business

      Apogent Technologies Inc. (“Apogent”, the “Company” or “we”) is a leading developer and manufacturer of products for the scientific research and clinical laboratory markets. Our customers include distributors, pharmaceutical and biotechnology companies, clinical, academic, research and industrial laboratories, and original equipment manufacturers. We manufacture most of the products we sell at over 120 facilities worldwide. We have approximately 7,400 full-time employees.

      Approximately 68% of our fiscal year 2004 revenues were generated from sales to customers within the United States, with the remainder internationally, primarily Europe.

      On August 2, 2004 we completed an approximately $4.0 billion combination with Fisher Scientific International Inc. (“Fisher Scientific”) in a tax-free, stock-for-stock merger, including the assumption of approximately $1.0 billion of our debt by Fisher Scientific. Apogent shareholders received 0.56 shares of Fisher Scientific common stock for each share of Apogent common stock they owned. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher Scientific.

      The Company believes the combination of Apogent with Fisher Scientific will result in several strategic benefits, including:

•	Strategic position. The combination of Apogent’s and Fisher Scientific’s complementary operations, expertise, manufacturing capabilities and sales and services capabilities should position the combined company to provide its customers with innovative products and services while generating increased cash flow and financial flexibility to pursue additional growth and acquisition opportunities.

•	Life-science market position. The life-science footprint of the combined company will be substantially larger than Apogent’s current life-science footprint.

•	Biopharma-production and diagnostic-reagent offering. The combination of Fisher Scientific and Apogent will strengthen offerings in biopharma-production and diagnostic-reagents.

•	Global market presence. Apogent has manufacturing operations throughout the world that will complement and enhance Fisher Scientific’s existing worldwide distribution and supply network.

•	New products and services. The combined company will have a substantially broader portfolio of product offerings than Apogent has now and an enhanced worldwide distribution and sales network. The merger is also expected to give the combined company a greater ability to develop and market competitive new products and services, enabling it to attract and maintain more customers worldwide.

      The merger is being accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The financial statements included herein reflect the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning August 2, 2004. Information relating to all “predecessor” periods prior to the combination is presented using Apogent’s historical basis of accounting. To assist in the comparability of our financial results and discussions, results of operations for the year ended September 30, 2004 including results for the ten months of the predecessor and two months of the successor and are designated as “combined.”

      We report financial results on the basis of two business segments: a research group and a clinical group.

      Sales from businesses in the research group accounted for approximately 54% of our total sales. Businesses in the research group engage in the manufacture, distribution and sale of products primarily to the research and clinical life science markets. Applications of these products include general laboratory uses as well as genetic research, protein-based research, high-throughput screening for drug discovery, cell culture, filtration and other liquid handling. In addition, businesses in the research group manufacture, distribute and sell laboratory equipment used by medical, pharmaceutical and scientific laboratories.

Products manufactured by businesses in the research group include reusable plastic and glass products; disposable plastic and glass products; products for critical packaging applications; environmental and safety containers; liquid handling automation products; glass liquid sample vials and seals used in various applications; heating, cooling, shaking, stirring, mixing and temperature control instruments; and water purification systems.

      Sales from businesses in the clinical group accounted for approximately 46% of our total sales. Our clinical group engages in the manufacture and sale of products primarily to the clinical and commercial laboratory market. These products are used in a number of in vitro diagnostic applications, including specimen collection, specimen transportation, drug testing, therapeutic drug monitoring and infectious disease detection. Other applications include human tissue research and human cell research, with an emphasis on cancer applications. Products manufactured and sold by businesses in the clinical group include microscope slides, cover glass, and glass tubes and vials; stains and reagents; instrumentation for human tissue and cell research; diagnostic test kits; sample vials used in diagnostic testing; culture media; diagnostic reagents; and other products used in detecting and/or monitoring the existence of infectious diseases and conditions, therapeutic drugs and drugs of abuse.

      We have several registered and unregistered service marks and trademarks for our products. Some of our more significant marks include Nalgene, Nunc, Lab-Line, Barnstead Thermolyne, Abgene, Genevac, Erie Scientific, Remel, Richard-Allen Scientific, Microgenics and Samco Scientific, among others. Registered trademarks generally can have perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. Raw materials and supplies for our product offerings are generally available in adequate quantities.

      We compete with other manufacturers as well as distributors. We face a variety of competitors that manufacture a comparable portfolio of products. We compete on a basis of innovative technologies, availability and quality. We believe our brand recognition provides us competitive advantage.

      For information regarding business segments, foreign and domestic operations and export sales, refer to “Item 8 — Financial Statements and Supplementary Data — Note 14 — Segment Information,” which is incorporated herein by reference.

      For information and cautionary factors regarding forward-looking statements contained in this report, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.     Properties

      Our principal executive offices are located in Hampton, New Hampshire. We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our present needs.

      The following table identifies our principal facilities, which are owned unless otherwise indicated:

Rockwood, Tennessee(b)	Manufacturing, Warehouse, and Office
Portsmouth, New Hampshire(a)	Manufacturing, Warehouse, and Office
Braunschweig, Germany	Manufacturing, Warehouse, and Office
Romont, Switzerland	Manufacturing, Warehouse, and Office
Naugatuck, Connecticut	Manufacturing, Warehouse, and Office
Budapest, Hungary	Manufacturing, Warehouse, and Office
San Fernando, California	Manufacturing, Warehouse, and Office
Holtsville, New York	Manufacturing, Warehouse, and Office
Baltimore, Maryland	Manufacturing and Office
Kalamazoo, Michigan(a)	Manufacturing, Warehouse, and Office
Indianapolis, Indiana	Manufacturing and Warehouse
Lenexa, Kansas(b)	Manufacturing, Warehouse, and Office
Lake Charles, Louisiana	Manufacturing and Office

Fremont, California(a)	Manufacturing, Warehouse, and Office
East Providence, Rhode Island(a)	Manufacturing, Warehouse, and Office
Walldorf, Germany(a)	Manufacturing, Warehouse, and Office
Kent, England(a)	Manufacturing, Warehouse, and Office
Auburn, Alabama	Manufacturing, Warehouse, and Office
Penfield, New York(a)	Manufacturing, Warehouse, and Office
Naperville, Illinois	Manufacturing, Warehouse, and Office
Roskilde, Denmark	Manufacturing, Warehouse, and Office
Hudson, New Hampshire(a)	Manufacturing, Warehouse, and Office
Tijuana, Mexico(a)	Manufacturing, Warehouse, and Office
San Diego, California(a)	Manufacturing, Warehouse, and Office
Surrey, England	Manufacturing, Office, and Warehouse
Dubuque, Iowa(a)	Manufacturing and Office
Melrose Park, Illinois	Manufacturing and Office
Perinton, New York	Manufacturing, Warehouse, and Office
Suffolk, England(a)	Manufacturing, Warehouse, and Office
Petaluma, California(a)	Manufacturing, Warehouse, and Office

(a)	Leased.

(b)	One property owned, one leased.

Item 3.	Legal Proceedings

      Nalge Nunc International, a subsidiary in our Research Group business segment, has been identified as a potentially responsible party (“PRP”) at the Aqua-Tech site in South Carolina (the “Aqua-Tech Site”) with respect to a previously owned facility. An action was conducted in 1995 at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Our total expenses (including legal fees) to date have been approximately $170,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. We participated with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study, which is now being used by the EPA to determine what remedy, if any, should be required at the site. There has been no opposition to the proposed remedial investigation and feasibility study, and it was adopted in the Record of Decision in 2004. The PRP group is negotiating with EPA and the U.S. Justice Department over the conduct of this remedial work. Total remediation costs are estimated at approximately $6 million. Our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent. It is anticipated that our liability in this matter will be in proportion to the amount of reported waste we were deemed to have sent. Even though CERCLA provides for joint and several liability, we believe that any ultimate liability to us will not have a material adverse effect on our results of operations or financial condition.

      On October 15, 2002, Armkel, LLC sued Pfizer Inc. (“Pfizer”) in the U.S. District Court for the District of New Jersey for patent infringement with respect to certain immunoassay pregnancy tests supplied by Applied Biotech, formerly a subsidiary in our clinical group business segment (the “Armkel Litigation”). In July 2003, Pfizer filed a third-party complaint lawsuit in the U.S. District Court for the District of New Jersey against Applied Biotech to enforce the alleged obligation of Applied Biotech to indemnify and defend Pfizer with regard to the Armkel Litigation. (Under the terms of the sale of Applied Biotech to Inverness Medical Innovations, Inc. consummated in August 2003, we retained liability of Applied Biotech for claims arising from the Armkel Litigation.) We do not believe that Applied Biotech has an obligation to defend and indemnify Pfizer with respect to the Armkel Litigation and have taken that position. The lawsuit between Armkel and Pfizer has been settled and dismissed, although Pfizer’s lawsuit against Applied Biotech continues. In December 2004, both parties filed motions for summary judgment. We do not believe that the outcome of the Armkel Litigation will have a material adverse effect on our results of operations or financial condition.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      Omitted in reliance upon General Instruction I (2) (c) of Form 10-K.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Related Stockholder Matters

      Since our inception, we have not paid any cash dividends on our common stock. In addition, we do not anticipate paying cash dividends on common stock at any time in the foreseeable future.

      Since August 2, 2004, all of our outstanding common stock has been beneficially owned by Fisher Scientific and therefore, there is no trading market in such securities.

      Our common stock traded on the NYSE under the symbol “AOT.” The market information set forth below for our most recent fiscal years is based on NYSE sales prices.

	Common Stock

Fiscal Year and Quarter	High	Low

	(In dollars)
2003
1st Quarter	$21.24	$16.70
2nd Quarter	$21.40	$14.45
3rd Quarter	$20.89	$14.60
4th Quarter	$22.51	$19.79
2004
1st Quarter	$23.60	$20.85
2nd Quarter	$31.23	$22.65
3rd Quarter	$33.83	$29.95
4th Quarter (through August 2, 2004)	$33.49	$29.24

Item 6.	Selected Financial Data

      Omitted in reliance upon General Instruction I (2) (a) of Form 10-K. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for management’s narrative analysis of the results of operations for the year ended September 30, 2004 as compared to the year ended September 30, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements.

      The Company has based forward-looking statements on its current expectations and projections about future events. Although the Company believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that the assumptions and expectations will prove to have been correct. All forward-looking statements reflect the Company’s present expectations of future events and are subject to a number of important assumptions, factors, and risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Some of the uncertainties and assumptions to which these forward-looking statements are subject include the following:

•	our outstanding indebtedness and leverage, and the restrictions imposed by our indebtedness;

•	the effects of domestic and international economic and business conditions on our businesses;

•	the high degree of competition of certain of our businesses, and the potential for new competitors to enter into these businesses;

•	future modifications to existing laws and regulations, including those regarding the environment;

•	discovery of unknown contingent liabilities, including environmental contamination at our facilities and liability with respect to products we distribute and manufacture;

•	fluctuations in interest rates and in foreign currency exchange rates;

•	availability, or increases in the cost, of raw materials and other inputs used to make our products;

•	the loss of major customers or suppliers, including any provider of shipping services; and

•	our ability to generate free cash flow or to obtain sufficient resources to finance working capital and capital expenditure needs.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Forma 10-K. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      On August 2, 2004 we completed an approximately $4.0 billion combination with Fisher Scientific International Inc. (“Fisher Scientific”) in a tax-free, stock-for-stock merger, including the assumption of approximately $1.0 billion of our debt by Fisher Scientific. Apogent shareholders received 0.56 shares of Fisher Scientific common stock for each share of Apogent common stock they owned. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher Scientific.

      The Company believes the combination of Apogent with Fisher Scientific will result in several strategic benefits, including:

•	Strategic position. The combination of Apogent’s and Fisher Scientific’s complementary operations, expertise, manufacturing capabilities and sales and services capabilities should position the combined company to provide its customers with innovative products and services while generating increased cash flow and financial flexibility to pursue additional growth and acquisition opportunities.

•	Life-science market position. The life-science footprint of the combined company will be substantially larger than Apogent’s current life-science footprint.

•	Biopharma-production and diagnostic-reagent offering. The combination of Fisher Scientific and Apogent will strengthen offerings in biopharma-production and diagnostic-reagents.

•	Global market presence. Apogent has manufacturing operations throughout the world that will complement and enhance Fisher Scientific’s existing worldwide distribution and supply network.

•	New products and services. The combined company will have a substantially broader portfolio of product offerings than Apogent has now and an enhanced worldwide distribution and sales network. The merger is also expected to give the combined company a greater ability to develop and market competitive new products and services, enabling it to attract and maintain more customers worldwide.

      In connection with the merger of Apogent and Fisher Scientific, Fisher Scientific and Apogent engaged in a number of financing transactions, which we refer to as the “Apogent Refinancing Transactions.” The Apogent Refinancing Transactions include the following:

•	We completed an exchange offer for our $345 million aggregate principal amount of Floating Rate Senior Convertible Contingent Debt Securities due 2033 (the “Floating Rate CODES”). The exchange offer for the Floating Rate CODES aligned the conversion terms of our convertible debt with Fisher’s currently outstanding convertible debt. Approximately 99.9 percent of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures due 2033 and an exchange fee of 0.50 percent of principal amount of the securities tendered was paid. In addition, we paid a consent fee of 0.60 percent to not register the notes for resale as required per the original registration rights agreement. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.

•	We completed an exchange offer for our $300 million aggregate principal amount of 2.25% Senior Convertible Contingent Debt Securities due 2021 (the “2.25% CODES”). The exchange offer for the 2.25% CODES aligned the conversion terms of our convertible debt with Fisher’s currently outstanding convertible debt. Approximately 99.6 percent of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of 2.25% Convertible Senior Debentures due 2021 and an exchange fee of 0.50 percent of the principal amount of the securities tendered was paid. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.

•	Concurrently with the two exchange offers we completed a cash tender offer for the $250 million aggregate principal amount of the 6 1/2% senior subordinated notes due 2013. We accepted for payment $249.6 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% senior subordinated notes due 2013. The purchase price for the notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. A concurrent consent solicitation amended the indenture for any 6 1/2% senior subordinated notes that remained outstanding to eliminate certain restrictive covenants in that indenture.

      On September 20, 2004, we issued a notice for redemption of approximately $298.8 million of the 2.25% Convertible Senior Debentures due 2021 and approximately $1.0 million of the 2.25% CODES due 2021 for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest and contingent interest, as defined in the agreements. Note holders had the option of converting their notes until October 18, 2004. Approximately $295.7 million of the notes were converted. Notes, which were not converted, were redeemed on October 20, 2004. Principally, all of the converted notes were settled in cash.

      The merger is being accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The financial statements included herein reflect the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning August 2, 2004. Information relating to all “predecessor” periods prior to the combination is presented using Apogent’s historical basis of accounting. To assist in the comparability of our financial results and discussions, results of operations for the year ended September 30, 2004 include results for the ten months of the predecessor and two months of the successor and are designated as “combined.” The following discussion and analysis is on a combined basis.

      On February 20, 2004, we acquired H.A.L. Baggin, Inc. d/b/a Pactech (“Pactech”). Pactech designs, develops, manufactures and sells innovative flexible packaging solutions for a broad range of medical, industrial and consumer applications. Pactech’s annual sales are approximately $13 million and its results have been included in the research group from the date of acquisition.

      On April 2, 2004, we acquired Eagle Picher Scientific Products (“Eagle Picher”). Eagle Picher’s products include glass and plastic bottles, jars, closures, vials, tubes, and test kits that have been cleaned and treated for use in high purity applications. Eagle Picher’s annual sales are approximately $13 million and its results have been included in the research group from the date of acquisition.

      We report financial results on the basis of two business segments: a research group and a clinical group.

Results of Operations

Net Sales

      The following table presents sales and sales growth by business segment for the years ended September 30, 2004, 2003 and 2002:

	Year Ended September 30,

	2004		2003		2002

		Sales		Sales
	Sales	Growth	Sales	Growth	Sales

					(Predecessor)
	(Combined)		(Predecessor)
Clinical Group	$554,837	8.7%	$510,536	7.8%	$473,388
Research Group	639,276	8.9%	586,953	5.8%	554,525

Total	$1,194,113	8.8%	$1,097,489	6.8%	$1,027,913

      The 2004 and 2003 sales growth rates are favorably impacted by foreign exchange translation of approximately $24.0 million and $22.6 million, respectively. Our acquisitions of Quality Scientific Plastics, Pactech and Eagle Picher collectively accounted for approximately 3.5 percentage points and 3.0 percentage points of the 2004 and 2003 growth rates, respectively. The increase in our organic growth rate in 2004 was primarily driven by an increase in sales of new products. Organic sales growth rate for 2003 was flat versus 2002 reflecting the slowdown in spending for laboratory equipment and other products.

Income from Operations

      The following table presents income from operations and operating income growth by business segment for the years ended September 30, 2004, 2003 and 2002:

	Year Ended September 30,

	2004	2003	2002

	Income from	Income from	Income from
	Operations	Operations	Operations

	(Combined)	(Predecessor)	(Predecessor)
Clinical Group	$112,238	$125,753	$123,386
Research Group	85,329	108,324	124,554

Total	$197,567	$234,077	$247,940

      Fiscal year 2004 income from operations of $197.6 million included the following items:

•	a non-cash charge of $38.2 million related to the step-up of our inventory to Fisher’s acquired fair value and was recorded in cost of products sold;

•	a restructuring charge of $7.9 million, related to restructuring activities announced during 2003 and 2004, for the consolidation of certain facilities and product rationalization. The charge reflects approximately $4.1 million related to severance associated with employees in production activities and other exit activities related to production and approximately $3.8 million related to severance associated with non-production employees and other exit costs. We recorded a restructuring credit of approximately $0.3 million for the reversal of certain costs accrued in prior years restructuring plans due to a reduction in estimated costs.

•	transaction related costs of $15.9 million, of which approximately $12.0 million were paid to our advisors in connection with the merger.

      The resulting income from operations excluding these items was 21.7% of sales.

      Included in the 2003 income from operations is a restructuring charge of $13.5 million related to the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. Approximately $7.5 million related to the write-off of inventory and severance associated with employees in production activities and approximately $6.0 million related to the write-off of fixed assets, severance associated with non-production employees and other exit related costs. The resulting income from operations excluding these items was 22.6% of sales.

      Included in the 2002 income from operations is an aggregate net restructuring charge of $6.9 million for the consolidation of certain facilities and discontinuance of certain product lines due to rationalization. The restructuring charge of $7.1 million, reflecting $5.6 million related to the write-off of inventory, the write-off of fixed assets, certain lease termination costs, and severance associated with production employees and $1.5 million related to severance associated with non-production employees and other exit costs. During 2002, we recorded a restructuring credit of approximately $0.2 million for the reversal of certain costs accrued in the fiscal 2000 restructuring plan due to a reduction in estimated costs. The resulting income from operations excluding these items was 24.8% of sales.

      The decrease in operating income as a percentage of sales in 2004 was primarily attributable to a decline in sales to biotechnology and pharmaceutical customers and a change in product mix, as well as the introduction of lower margin product sales from our Quality Scientific Plastics acquisition.

Interest Expense

      Interest expense, net, was $26.9 million for the combined fiscal year ended September 30, 2004, as compared to $46.2 million for the same period of fiscal 2003. The decrease in interest expense is primarily due to a reduction in the Company’s outstanding debt obligations and weighted average interest rate.

Other Income (Expense)

      For the period of August 2, 2004 through September 30, 2004 excluding interest expense other income/expense is largely comprised of charges of $46.6 million, reflecting $29.8 million of call premiums and $16.8 million of other debt related costs.

Income Tax Provision

      Taxes on income from continuing operations for the combined fiscal year ended September 30, 2004 were $49.4 million, an increase of $9.7 million from the same period of fiscal 2003. The increase in income taxes resulted from an increase in our effective tax rate to 41.5% from 32.6%, which is primarily a result of nondeductible merger expenses incurred during fiscal 2004.

Discontinued Operations

      Loss from discontinued operations, net of tax, for the combined fiscal year ended September 30, 2004 was $0.4 million, as compared to $94.1 million for the same period of fiscal 2003. The loss from discontinued operations during fiscal 2003 was the result of the Company’s decision to dispose of two of its businesses: the rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse and infectious diseases) as conducted by the former Applied Biotech, Inc. subsidiary; and the manufacture and sale of automated micro array instrumentation for the genomics market as conducted by our former BioRobotics Group Limited subsidiary. The combined fiscal year 2004 loss from discontinued operations represents the Company’s continued disposal activities associated with these two businesses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodities utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change in these market rates. We used market rates as of September 30, 2004 on our financial instruments to perform this sensitivity analysis. We do not include items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits in the analysis.

      Our primary interest rate exposures relate to cash, fixed and variable rate debt and interest rate swaps and options. The potential loss in fair values is based on an immediate change in the net present values of our interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. As of September 30, 2004, we had $344.6 million of floating rate debt outstanding. There were no interest rate swaps outstanding as of September 30, 2004.

      Our primary currency rate exposures relate to our intercompany debt, foreign cash and foreign currency forward and option contracts. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates would not have had a material impact on the fair values, cash flows or earnings for the fiscal year ended September 30, 2004 and had not entered into any foreign currency hedges in 2003.

      Our commodity exposures relate to the procurement of raw material components. The potential loss in fair values is based on an immediate change in the net present value of our commodity exposures resulting from a 10% change in market rates. The potential loss in cash flows and earnings could have had a material impact on our fair values, cash flows or earnings for the fiscal year ended September 30, 2004 and 2003.

      In the normal course of business, we use derivative financial instruments, including interest rate swaps and options and foreign currency forward exchange contracts and options, and commodity swaps and options to manage market risks. The objective in managing our exposure to changes in interest rates is to limit the impact of these changes on earnings and cash flow and to lower our overall borrowing costs. The objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with these changes. The objective in managing our exposure to commodities is to reduce our volatility on earnings and cash flow associated with these changes. Our principal currency exposures are in the major European currencies. We do not hold derivatives for trading purposes.

      We operate manufacturing facilities as well as offices around the world and utilize fixed and floating rate debt to finance global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Apogent Technologies Inc.:

      We have audited the accompanying consolidated balance sheet of Apogent Technologies Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income and cash flows for the period from August 2, 2004 through September 30, 2004, and of its predecessor for the period from October 1, 2003 through August 1, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apogent Technologies Inc. and subsidiaries at September 30, 2004, and the results of their operations and their cash flows for the period from August 2, 2004 through September 30, 2004, and of its predecessor for the period from October 1, 2003 through August 1, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Apogent Technologies Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheet of Apogent Technologies Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogent Technologies Inc. and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 7 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Boston, Massachusetts

November 10, 2003

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(Successor)	(Predecessor)

	(In thousands except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,054	$18,505
Accounts receivable (less allowance for doubtful accounts of $57 and $4,286 respectively) (includes receivables due from parent)	193,082	179,523
Inventories	249,624	206,549
Other current assets	56,738	49,451

Total current assets	526,498	454,028
Property, plant and equipment, net	267,284	282,752
Intangible assets, net	1,176,867	179,492
Goodwill	2,434,657	999,243
Other assets	30,466	34,476

Total assets	$4,435,772	$1,949,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12,350	$15,082
Accounts payable	45,509	50,220
Income taxes payable	—	20,053
Accrued payroll and employee benefits	45,303	34,484
Accrued merger and integration costs	32,003	—
Other current liabilities	54,703	49,485
Intercompany with parent	220,706	—

Total current liabilities	410,574	169,324
Long-term debt, less current portion	654,570	891,989
Deferred income taxes	225,006	137,683
Other liabilities	72,331	26,948
Commitments and contingent liabilities
Shareholders’ equity:
Parent company investment	3,091,200	—
Preferred stock ($0.01 par value; 0 and 20,000,000 shares authorized at September 30, 2004 and 2003, respectively; none outstanding)	—	—
Common stock ($0.01 par value; 1,000 and 250,000,000 shares authorized; 1,000 and 107,057,865 shares issued; 1,000 and 92,013,345 shares outstanding at September 30, 2004 and 2003, respectively)	—	1,071
Additional paid-in capital	—	270,119
Retained earnings (deficit)	(24,657)	737,045
Accumulated other comprehensive income (loss)	6,748	(3,127)
Treasury common stock, at cost, (none and 15,044,520 shares at September 30, 2004 and 2003, respectively)	—	(281,061)

Total shareholders’ equity	3,073,291	724,047

Total liabilities and shareholders’ equity	$4,435,772	$1,949,991

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			Year Ended September 30,
	August 2 through	October 1 through
	September 30, 2004	August 1, 2004	2003	2002

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In thousands)
Net sales	$209,498	$984,615	$1,097,489	$1,027,913
Cost of sales:
Cost of products sold	146,979	518,946	571,510	516,416
Restructuring charges	147	3,941	7,517	5,603

Total cost of sales	147,126	522,887	579,027	522,019

Gross profit	62,372	461,728	518,462	505,894
Selling, general and administrative expenses	51,680	254,005	278,367	256,692
Merger expenses	1,383	15,925	—	—
Restructuring charges and asset impairments	—	3,540	6,018	1,262

Total selling, general and administrative expenses	53,063	273,470	284,385	257,954

Operating income	9,309	188,258	234,077	247,940
Other income (expense):
Interest expense, net	(1,894)	(25,013)	(46,227)	(40,737)
Loss on the extinguishment of debt and settlement of securities lending agreement	(46,586)	(345)	(62,973)	—
Amortization of deferred financing fees	(834)	(5,327)	(4,046)	(3,461)
Other, net	1,139	450	1,326	1,569

Income (loss) from continuing operations before income taxes	(38,866)	158,023	122,157	205,311
Income tax provision (benefit)	(14,254)	63,699	39,784	75,144

Net income (loss) from continuing operations	(24,612)	94,324	82,373	130,167
Discontinued operations, net of income tax benefit	(45)	(325)	(94,119)	(9,018)

Net income (loss)	$(24,657)	$93,999	$(11,746)	$121,149

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

						Accumulated
	Parent			Additional		Other		Treasury	Total
	Company	Common	Preferred	Paid-in	Retained	Comprehensive	Deferred	Common	Shareholder’s
	Investment	Stock	Stock	Capital	Earnings	Loss	Compensation	Stock	Equity

	(In thousands)
Balance at September 30, 2001 (Predecessor)	—	1,059	—	254,637	627,642	(44,848)	—	—	838,490
Comprehensive income:
Net income	—	—	—	—	121,149	—	—	—	121,149
Translation adjustment	—	—	—	—	—	22,247	—	—	22,247
Adjustment to minimum pension liability, net of tax benefit of $4,120	—	—	—	—	—	(6,445)	—	—	(6,445)
Amortization of gain on sale of interest rate swaps, net of tax benefit of $292	—	—	—	—	—	(440)	—	—	(440)
Unrealized gain on security available for sale, net of tax of $2,044	—	—	—	—	—	3,067	—	—	3,067

Total comprehensive income	—	—	—	—	121,149	18,429	—	—	139,578
Treasury shares purchased		—	—	—	—	—	—	(19,986)	(19,986)
Shares issued in connection with stock options		11	—	10,282	—	—	—	—	10,293
Tax benefit related to stock options		—	—	6,763	—	—	—	—	6,763

Balance at September 30, 2002 (Predecessor)		1,070	—	271,682	748,791	(26,419)	—	(19,986)	975,138
Comprehensive income:
Net loss		—	—	—	(11,746)	—	—	—	(11,746)
Translation adjustment		—	—	—	—	34,315	—	—	34,315
Unrealized gain on marketable security net of tax of $743		—	—	—	—	1,266	—	—	1,266
Adjustment to minimum pension liability, net of tax benefit of $4,281		—	—	—	—	(6,456)	—	—	(6,456)
Reclassification to income of unrealized gain on security available for sale, net of tax of $4,073		—	—	—	—	(5,833)	—	—	(5,833)

Total comprehensive income		—	—	—	(11,746)	23,292	—	—	11,546
Treasury shares purchased		—	—	—	—	—	—	(269,462)	(269,462)
Shares issued in connection with stock options		—	—	(4,735)	—	—	—	8,387	3,652
Shares issued in connection with employee stock purchase program		1	—	1,654	—	—	—	—	1,655
Tax benefit related to stock options		—	—	1,518	—	—	—	—	1,518

Balance at September 30, 2003 (Predecessor)		1,071	—	270,119	737,045	(3,127)	—	(281,061)	724,047
Comprehensive income:
Net income		—	—	—	93,999	—	—	—	93,999
Translation adjustment		—	—	—	—	19,775	—	—	19,775
Unrealized loss on marketable security net of tax benefit of $1,304	—	—	—	—	—	(3,721)	—	—	(3,721)
Adjustment to minimum pension liability, net of tax of $2,756		—	—	—	—	4,311	—	—	4,311

Comprehensive income through August 2, 2004 (Predecessor)	—	—	—	—	93,999	20,365	—	—	114,364
Treasury shares purchased		—	—	—	—	—	—	(109,437)	(109,437)
Deferred compensation	—	—	—	5,946	—	—	(5,946)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,155	—	1,155
Shares issued in connection with stock options	—	—	—	2,441	—	—	—	2,749	5,190

						Accumulated
	Parent			Additional		Other		Treasury	Total
	Company	Common	Preferred	Paid-in	Retained	Comprehensive	Deferred	Common	Shareholder’s
	Investment	Stock	Stock	Capital	Earnings	Loss	Compensation	Stock	Equity

	(In thousands)
Shares issued in connection with employee stock purchase program	—	—	—	995	—	—	—	49,751	50,746
Tax benefit related to stock options	—	—	—	9,398	—	—	—	—	9,398

Balance at August 2, 2004 (Predecessor)	—	1,071	—	288,899	831,044	17,238	(4,791)	(337,998)	795,463
Recapitalization at acquisition	795,463	(1,071)	—	(288,899)	(831,044)	(17,238)	4,791	337,998	—
Effect of push-down accounting of Fisher’s purchase price on Apogent’s net assets	2,295,737	—	—	—	—	—	—	—	2,295,737

Balance at August 2, 2004 (Successor)	3,091,200	—	—	—	—	—	—	—	3,091,200
Comprehensive (loss):
Net income	—	—	—	—	(24,657)	—	—	—	(24,657)
Translation adjustment	—	—	—	—	—	5,069	—	—	5,069
Unrealized gain on marketable security, net of tax of $986	—	—	—	—	—	1,679	—	—	1,679

Comprehensive (loss) for 2 month period (Successor)	—	—	—	—	(24,657)	6,748	—	—	(17,909)

Balance at September 30, 2004 (Successor)	$3,091,200	$—	$—	$—	$(24,657)	$6,748	$—	$—	$3,073,291

See accompanying notes to consolidated financial statements

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Year End September 30,
	August 2 through	October 1 through
	September 30, 2004	August 1, 2004	2003	2002

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

	(In thousands)
Cash flows from operating activities:

Net income (loss)	$(24,657)	$93,999	$(11,746)	$121,149
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	45	325	94,119	9,018
Depreciation and amortization	13,136	57,074	62,695	55,414
Inventory step up	38,218	—	—	—
Gain (loss) on sale of property, plant and equipment and write-offs	106	3,353	8,277	1,859
Loss on extinguishment of debt and settlement of securities lending agreement	46,586	345	62,973	—
Deferred income taxes	(11,929)	34,649	2,919	24,753
Other noncash expenses	(2,666)	1,155	—	—
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(4,763)	(3,192)	2,672	10,358
Inventories	1,256	(6,837)	(3,577)	(24,620)
Prepaid expenses and other current assets	243	(7,419)	(519)	(832)
Accounts payable	849	(7,618)	(3,581)	(1,759)
Income taxes payable	418	16,772	(33,675)	(2,448)
Accrued payroll and employee benefits	8,419	2,255	1,394	(1,724)
Other current liabilities	(30,282)	14,853	2,211	(8,992)
Net change in other assets and liabilities	6,976	(1,647)	7,890	9,974

Net cash provided by operating activities	41,955	198,067	192,052	192,150

Cash flows from investing activities:
Capital expenditures	(5,164)	(22,087)	(53,278)	(63,630)
Proceeds from sales of property, plant and equipment	62	2,929	4,206	5,007
Net payment for businesses acquired	—	(41,983)	(66,540)	(139,735)
Proceeds from sale of security	—	—	57,174	—
Proceeds from sale of discontinued operations	—	—	15,266	—
Other investing activities	—	140	1,546	—

Net cash used in investing activities	(5,102)	(61,001)	(41,626)	(198,358)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	161,300	931,506	358,500
Principal payments on revolving credit facility	—	(484,406)	(608,400)	(567,000)
Proceeds from long-term debt	—	345,000	250,000	300,000
Principal payments on long-term debt	(249,500)	—	(340,026)	(79,089)
Principal payments on securities lending	—	—	(57,174)	—
Premium paid on extinguishment of debt and settlement of securities lending	(29,792)	(171)	(60,978)	—
Financing fees paid	(10,248)	(9,870)	(14,885)	(8,259)
Purchase of treasury stock	—	(109,437)	(267,462)	(19,986)
Proceeds from the exercise of stock options and stock purchase program	—	55,936	5,307	10,293
Other financing activities	558	—	824	6,175
Net increase in intercompany with parent	164,360	—	—	—

Net cash provided by (used in) financing activities	(124,622)	(41,648)	(161,288)	634

Effect of exchange rate changes on cash and cash equivalents	615	285	13,040	12,709

Net increase (decrease) in cash and cash equivalents	(87,154)	95,703	2,178	7,135
Cash and cash equivalents at beginning of period	114,208	18,505	16,327	9,192

Cash and cash equivalents at end of period	$27,054	$114,208	$18,505	$16,327

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net of refunds	$347	$12,352	$42,942	$39,513
Interest	$6,530	$28,342	$33,891	$39,691

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data or when otherwise indicated)

Note 1 —	Nature of Operations

      Apogent Technologies Inc. (“Apogent” or the “Company”) was incorporated as a Wisconsin Corporation in 1993. Apogent is a developer and manufacturer of products for the scientific research and clinical laboratory markets. We report financial results on the basis of two business segments: a research group and a clinical group. Businesses in the research group engage in the manufacture, distribution and sale of products primarily to the research and clinical life science markets. The Company’s clinical group engages in the manufacture and sale of products primarily to the clinical and commercial laboratory market.

      The Company serves scientists and lab technicians in the fields of life-science research, clinical diagnostics, and general scientific research for distributors, pharmaceutical and biotechnology companies, clinical, academic, research and industrial laboratories, and original equipment manufacturers.

      On August 2, 2004 Apogent completed an approximately $4.0 billion combination with Fisher Scientific International Inc. (“Fisher Scientific” or “Fisher”) in a tax-free, stock-for-stock merger, including the assumption of approximately $1.0 billion of our debt by Fisher Scientific. Apogent shareholders received 0.56 shares of Fisher Scientific common stock for each share of Apogent common stock they owned. Upon completion of the merger, Apogent became a wholly-owned subsidiary of Fisher Scientific.

      The merger is being accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The financial statements reflect the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning August 2, 2004. Information relating to all “predecessor” periods prior to the combination is presented using Apogent’s historical basis of accounting. Assets and liabilities were recorded at their estimated fair values as of August 2, 2004, the date of the combination.

Merger with Fisher Scientific International Inc.

      The following table summarizes the purchase by Fisher of the outstanding shares of Apogent common stock and the estimated fair values of the assets acquired and liabilities assumed, net of cash and debt acquired. The estimates of fair value which have been “pushed down” and recorded in Apogent’s financial statements for the period beginning August 2, 2004 have been made based upon management estimates and third party valuations that have not been finalized. Accordingly, the allocation of the purchase price and the related fair values is preliminary and significant revisions may be required.

(In millions)
Aggregate value of stock consideration(1)	$2,947.0
Value of Apogent stock options assumed by Fisher(2)	144.2

Aggregate consideration	$3,091.2

      The “push down” of the purchase price paid by Fisher and the allocation of the estimated fair value resulted in an allocation to identifiable intangible assets of approximately $1,181.5 million. The estimated fair value of intangible assets relates to trademarks, trade names, customer lists, supplier agreements and core technology.

(1) Represents the value of 50.6 million shares of Fisher common stock, $0.01 par value, issued for the acquisition of the approximately 90.4 million shares of Apogent common stock outstanding on July 30, 2004. The price per share of Fisher stock of $58.20 was based upon the closing price on July 30, 2004.

(2) Represents the estimated fair value, based upon a Black-Scholes valuation, of Fisher’s stock options issued for the conversion of approximately 11.2 million of Apogent stock options outstanding on July 30, 2004. The estimated fair value was calculated using a price of $58.20 for the Fisher common stock.

      The “push down” of the purchase price paid by Fisher includes $45 million of direct merger costs, $9.7 million of termination benefits, and $8.5 million of exit costs associated with activities of the Company. Through September 30, 2004, $28.3 million of the direct merger costs and $3.5 million of the termination benefits were paid by Fisher on behalf of the Company and the resulting liability is reflected in Intercompany with Parent in the accompanying balance sheet. The unpaid direct merger, termination benefits, and exit costs outstanding as of September 30, 2004 is classified in accrued merger and integrations costs in the accompanying balance sheet.

Note 2 — Summary of Significant Accounting Policies

(a) Principles of Consolidation and Fiscal Year End

      The consolidated financial statements reflect the accounts of Apogent Technologies Inc. and its subsidiaries. The term “Company” or “Apogent” as used herein refers to Apogent Technologies Inc. and its subsidiaries and their respective predecessors, unless the context otherwise requires. All significant intercompany balances and transactions have been eliminated. The accounting policies of Apogent for the successor period have been conformed to those of its parent, Fisher Scientific International Inc., in accordance with SFAS Standards No. 141, Business Combinations.

      Apogent holds an investment in a joint venture that is accounted for under the equity method of accounting. Currently, there are no differences between the cost of the joint venture and the underlying net assets of the investment, nor is there a lag in investee reporting or an alternative basis of accounting used.

      The Company’s fiscal year ends on September 30. The fiscal years ended September 30, 2004, 2003, and 2002 are hereinafter referred to as “2004”, “2003”, and “2002”, respectively. Dollar references throughout these footnotes are in thousands, except per share amounts or as otherwise indicated.

(b)	Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less. Interest income on cash deposits was $78 for the two-month successor period ended September 30, 2004 and $344 for the ten-month predecessor period ended August 1, 2004. Interest income on cash deposits was $365, and $1,073 for the years ended September 30, 2003, and 2002, respectively.

(c)	Inventories

      Inventories are stated at the lower of cost or market. Elements of cost included in inventories are: raw materials, direct labor, and manufacturing overhead (which includes indirect labor, fringe benefits, consumable supplies, depreciation of production equipment, and tooling, and other costs incurred in the acquisition, production, and storage of goods held in inventory). Certain domestic inventories of approximately $52,246 at September 30, 2003, were valued on the last-in, first-out (LIFO) method. As of September 30, 2004, all inventories are valued on the first-in, first-out (FIFO) method.

(d)	Securities

      When securities are purchased they are classified as held-to-maturity, available for sale, or trading securities. Held to maturity securities are those that the Company has the positive intent and ability to hold until maturity. Trading securities are those purchased and held with the intent to sell in the near term. Available for sale securities include both equity and debt securities that are held for an indefinite period but are neither held to maturity nor trading securities. At September 30, 2004, the Company held 692,506 shares of Inverness Medical Innovations, Inc. common stock classified as an available for sale security. Available for sale securities are reported at fair market value. Unrealized gains and losses for these securities are included in comprehensive income as a separate component of shareholders’ equity.

Net of tax unrealized gains on available for sale securities included in accumulated other comprehensive income during the two month successor period ended September 30, 2004 was $1.7 million.

(e)	Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (generally 5 to 33 years for buildings and building improvements, and 3 to 12 years for machinery, equipment, and other) using the straight-line method. Construction in progress consists primarily of tooling, equipment, system implementation projects and leasehold improvements for which development has been initiated but the assets have not yet been placed in service. These capital projects are typically completed in less than one year and new projects continuously begin development. The Company assesses the recoverability of assets when events or changes in circumstances indicate that its carrying amount may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset or group of assets to future projected net undiscounted cash flows expected to be generated by that asset or group of assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

      During the predecessor period, depreciation was provided over the estimated useful lives of depreciable assets (generally 5 to 45 years for land improvements, buildings and building improvements, and 3 to 12 years for machinery and equipment) using the straight-line method. Depreciation expense for the period from August 2, 2004 through September 30, 2004 was $7,739 and for the period from October 1, 2003 through August 1, 2004 was $38,283 and for the fiscal years ended September 30, 2003 and 2002 was $43,100 and $38,354, respectively.

(f)	Goodwill

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangible assets. Under the nonamortization approach, goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed for impairment and written down with a resulting charge to the results of operations in the period in which the recorded value of goodwill and indefinite-lived intangible assets exceeds its fair value. In accordance with SFAS 142, the Company performs its annual test for impairment as of September 30 each year. The Company completed its annual test for impairment as of September 30, 2004 and 2003 and determined that goodwill and indefinite-lived intangible assets were not impaired.

(g)	Intangible Assets

      As of September 30, 2004, intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 5 to 22 years. Intangible assets with an indefinite useful life are not amortized, but instead are reviewed for impairment. Through the successor period ended August 1, 2004, the Company amortized its finite useful lived intangible assets on a straightline basis over their estimated useful lives, with periods ranging from 1 to 40 years. The Company assesses the recoverability of its amortizable intangible assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) when events or changes in circumstances indicate that its carrying amount may not be recoverable. Recoverability is assessed by determining whether the amortization of the asset balance over its remaining life can be recovered through projected undiscounted cash flows of the acquired business. If projected undiscounted cash flows indicate that the unamortized asset will not be recovered, an adjustment would be made to reduce the asset to fair value. Cash flow projections are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

(h)	Revenue Recognition

      The Company recognizes revenue when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Large portions of the Company’s sales are sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when the risks and rewards of ownership of the product have passed. Sales incentives are offered to our customers based on sales volume requirements. These incentives are recorded initially based on estimates by the Company and accounted for as a reduction of sales in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Warranties and product returns are estimated and accrued for at the time sales are recorded. Service agreements on our equipment are typically sold separately from the sale of the equipment. Revenues on these service agreements are recognized ratably over the life of the agreement, typically one year, in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

(i)	Income Taxes

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

(j)	Research and Development Costs

      Research and development costs are charged to selling, general and administrative expenses in the period they are incurred.

(k)	Foreign Currency Translation

      The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction gains(losses) for the two-month successor period ended September 30, 2004 and ten-month predecessor period ended August 1, 2004 was $22 and ($1,830), respectively. Foreign currency transaction gains (losses) for the years ended 2003, and 2002 were approximately ($392), and $354, respectively.

(l)	Pensions

      The Company and its subsidiaries have various pension plans covering approximately 42% of our domestic employees. U.S. pension obligations are funded by payments to pension fund trusts. Other foreign pensions are funded as expenses are incurred. The Company’s policy with respect to its defined benefit plans is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

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

      Advertising costs included in selling, general and administrative expenses are expensed as incurred. Advertising costs for the two-month successor period ended September 30, 2004 and the ten-month predecessor period ended August 1, 2004 was $1,007 and $4,892, respectively. Advertising costs for the years ended 2003 and 2002 were $6,271, and $6,626, respectively.

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

      The Company uses interest rate swaps, from time to time, to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in other current assets or other current liabilities. There were no interest rate swaps outstanding as of September 30, 2004.

      The Company, from time to time, enters into foreign currency options to hedge the exposure from adverse changes in foreign currency rates. The purpose of the Company’s foreign currency hedging activities is to protect against risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates and the effect of related changes on payments on long-term debt denominated in foreign currencies. Recognized and unrecognized gains or losses on foreign currency contracts entered into to hedge long-term debt are recorded as “other income”. The Company has not entered into any foreign currency options to hedge against exposure from operations in fiscal 2004.

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

Note 3 — Concentration of Credit Risk

      One of the Company’s customers, VWR, accounted for approximately 9%, 11% and 10% of the Company’s net sales for fiscal years 2004, 2003, and 2002, respectively. Accounts receivable from this customer accounted for 14% and 11% of the outstanding consolidated accounts receivable balances at September 30, 2004 and 2003, respectively.

Note 4 — Inventories

      Inventories at September 30, 2004 and 2003 consisted of the following:

	September 30,

	2004	2003

	(Successor)	(Predecessor)
Raw materials and supplies	$70,749	$66,816
Work in process	19,790	19,531
Finished goods	159,085	120,202

	$249,624	$206,549

      In connection with the acquisition, the accounting policies of Apogent for the successor period have been conformed to those of its parent, Fisher, in accordance with SFAS Standards No. 141, Business Combinations. Accordingly, inventories at August 2, 2004 included an adjustment of approximately $67.0 million to its fair value. As of September 30, 2004, the Company uses the first-in, first-out (FIFO) method for accounting for its inventories. The Company used the last-in, first-out (LIFO) method to value inventory at certain subsidiaries through August 1, 2004. Inventories would have been $7,303 higher at September 30, 2003, if the first-in, first-out (FIFO) method had been used as of September 30, 2003.

Note 5 — Property, Plant, and Equipment

      Major classifications of property, plant, and equipment at September 30, 2004 and 2003 are as follows:

	September 30,

	2004	2003

	(Successor)	(Predecessor)
Land and land improvements	$14,035	$13,917
Buildings and building improvements	83,365	123,804
Machinery and equipment	163,818	418,865
Construction in progress	14,044	22,671

	275,262	579,257
Less: Accumulated depreciation	(7,978)	(296,505)

	$267,284	$282,752

Note 6 — Goodwill and Other Intangible Assets

      Intangible assets were as follows:

	September 30,		Weighted
			Average
	2004	2003	Life(a)

	(Successor)	(Predecessor)	(Successor)
Amortizable intangible assets
Developed technology (net of accumulated amortization of $2,922 and $37,161 at September 30, 2004 and September 30, 2003, respectively)	$173,912	$67,396	10 years
Patents and Trademarks (net of accumulated amortization of $28,180 at September 30, 2003)	—	89,247
Customer lists, non-compete agreements, and other (net of accumulated amortization of $1,745 and $9,500 at September 30, 2004 and September 30, 2003, respectively)	218,542	22,849	21 years

	$392,454	$179,492

      Amortization of intangible assets for the two-month successor period ended September 30, 2004 and for the ten-month predecessor period ended August 1, 2004 was $4,667 and $13,464, respectively. Amortization of intangible assets was $15,549, and $13,599 for the years ended September 30, 2003, and 2002, respectively. Amortization expense relating to the existing identifiable intangible assets for each of the next five years (beginning with fiscal 2005) is expected to be approximately $28 million annually for the next five years. As of September 30, 2004, the Company had indefinite-lived intangible assets of approximately $784 million. Indefinite-lived intangible assets consist of tradenames fair valued through the Company’s combination with Fisher.

      The changes in the carrying amount of goodwill for the years ended September 30, 2004 and 2003 are as follows:

	Clinical	Research
	Group	Group	Consolidated

Balance at September 30, 2002 (Predecessor)	$549,039	$480,552	$1,029,591
Goodwill acquired during the year	13,094	17,314	30,408
Goodwill written off related to disposal of ABI and BioRobotics	(54,421)	(30,827)	(85,248)
Change in purchase price of prior year acquisition	5,254	463	5,717
Effect of change in foreign currencies	250	18,525	18,775

Balance at September 30, 2003 (Predecessor)	513,216	486,027	999,243
Goodwill acquired through August 1, 2004 (Predecessor)	6,748	2,439	9,187
Change in purchase price of prior year acquisition	—	1,627	1,627
Effect of change in foreign currencies	114	11,834	11,948

Balance at August 1, 2004 (Predecessor)	520,078	501,927	1,022,005
Effect of push-down accounting of Fisher’s purchase price on Apogent’s net assets	612,038	800,614	1,412,652

Balance at September 30, 2004 (Successor)	$1,132,116	$1,302,541	$2,434,657

      During fiscal 2003, the Company included approximately $100.4 million in goodwill and intangibles in the calculation of the loss on the sales of Applied Biotech, BioRobotics and Vacuum Process Technology.

During fiscal 2002 the Company included approximately $21.3 million in goodwill and intangibles in the calculation of the estimated loss on sale of Vacuum Process Technology.

Note 7 — Long-Term Debt

      Long-term debt at September 30, 2004 and 2003 consisted of the following:

	September 30,

	2004	2003

	(Successor)	(Predecessor)
Revolving Credit Facility	$—	$323,106
8% Senior Notes, net of discount	45	8,015
2.25% Senior Convertible Contingent Debt Securities	956	300,000
2.25% Convertible Senior Debentures	298,836	—
6.5% Senior Subordinated Notes	—	250,000
Floating Rate Convertible Senior Debentures	344,550	—
Sellers’ Notes	—	1,531
Sale/ Leaseback Obligation	10,541	11,012
Capital leases and other	11,992	13,407

	666,920	907,071
Less: Current portion of debt	(12,350)	(15,082)

	$654,570	$891,989

      Revolving Credit Facility: In connection with the acquisition of the Company by Fisher, the Revolving Credit Facility was terminated.

      On July 29, 2003, we and three of our domestic subsidiaries acting as co-borrowers, entered into a new $500 million revolving credit facility that had a scheduled maturity of July 29, 2008, and terminated our former revolving credit facility, as amended, that was scheduled to mature on December 1, 2005. The new revolving credit facility contains essentially the same terms and conditions as our previous credit facility, as amended. However, unlike the previous credit facility, the new credit facility includes subsidiary co-borrowers and permits us to make restricted payments, including dividends and stock repurchases under our stock repurchase program, subject to a limit on restricted payments made from and after July 29, 2003 of $200 million plus an amount equal to 50% of our quarterly consolidated net income, for the fiscal quarters ending June 30, 2003 and thereafter. In addition, the new credit facility provides for a $200 million limit on foreign currency loans compared to the $100 million foreign currency borrowing limit under the old revolving credit facility. The new revolving credit facility provides for an annual interest rate equal to, at our option, either: (a) ABR (a floating rate-based interest calculation) plus 0% to 0.625% (the “Revolving Loan ABR Margin”), or (b) the Eurodollar Rates plus 0.625% to 1.625% (the “Revolving Eurodollar Rate Margin”). We also pay a facility fee of 0.125% to 0.375% for all commitments from the lenders, whether drawn or undrawn, and a utilization fee of 0.25% per annum if more than 50% of the facility is drawn. The rate applicable with regard to each of the Revolving Loan ABR Margin, the Revolving Loan Eurodollar Margin, and the facility fee depend upon our senior, unsecured long-term credit rating from S&P and Moody’s. Based upon our current credit rating, the Revolving Loan ABR Margin, the Revolving Loan Eurodollar Margin, and the facility fee would be 0.25%, 1.25%, and 0.25%, respectively. As noted, our new revolving credit facility also provides for a multi-currency sub-facility providing up to $200 million in sub-commitments in non-dollar currencies. Terms and conditions on the multi-currency subfacility are to be agreed upon between JPMorgan Chase and the lenders providing funding under such subfacility. We may not exceed a total of $500 million in dollar and non-dollar commitments under this facility. Our new revolving credit facility also provides for the issuance of letters of credit, for our benefit or the benefit of our subsidiaries, as required in the ordinary course of business as part of the working capital line. As of September 30, 2003, we had available borrowing capacity under our revolving credit facility of approximately $170 million, but were limited to borrowing approximately $130 million by the revolving credit facility’s covenants (excluding borrowings used to repay other indebtedness). There was also $6.5 million of reserved borrowing capacity for standby letter of credit obligations, as of September 30, 2003. Proceeds from the Revolving Credit Facility were used to pay and replace the prior revolving credit facility. As a result, the Company wrote off deferred financing fees (approximately $2.0 million) associated with the previous credit facility.

      Floating Rate CODES: On December 17, 2003, Apogent issued $300 million principal amount of its Floating Rate Senior Convertible Contingent Debentures due 2033 (Floating Rate CODES), and on December 30, 2003, Apogent issued an additional $45 million principal amount of Floating Rate CODES.

      Apogent completed an exchange offer for its $345 million aggregate principal amount of Floating Rate CODES. The exchange offer for the Floating Rate CODES aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.9 percent of the outstanding principal amount of the Floating Rate CODES were tendered for exchange with a like principal amount of Floating Rate Convertible Senior Debentures and an exchange fee of 0.50 percent of principal amount of securities tendered. In addition, Apogent paid a consent fee of 0.60 percent to not register the notes as required per the original registration rights agreement. Neither Fisher nor Apogent received any proceeds from the issuance of the new debentures in the exchange offer.

      The Floating Rate Convertible Senior Debentures bear interest at a floating rate equal to the 3-month LIBOR minus 125 basis points (but not less than 0% per annum), payable in cash. The securities will be convertible into 5.8 million shares of Fisher common stock using a conversion price of $59.09 per share of common stock, subject to adjustment in certain circumstances. In connection with the acquisition of the Company by Fisher, Apogent made an exchange offers for up to $345.0 million of our Floating Rate CODES for a like principal amount of Floating Rate Convertible Senior Debentures due 2033.

      8% Senior Notes: On April 4, 2001 the Company issued $325.0 million of unsecured senior notes in a private placement with exchange and registration rights, and in August 2001 we completed a registered exchange of the privately placed notes for similar notes that had been registered with the SEC. The notes were offered at a discount of approximately $1.5 million. They will mature on April 1, 2011. Interest is fixed at an annual rate of 8% and is payable on April 1 and October 1 of each year, beginning on October 1, 2001. The notes are redeemable by the Company at any time in whole, or from time to time in part, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the applicable Treasury Yield (as defined in the bond agreement) plus 35 basis points, plus accrued interest to the date of redemption. The Company used the proceeds from the issuance to repay all of its Term Loan Facility ($300 million) and a portion of its revolving credit facility. The notes are guaranteed by the Company’s material U.S. subsidiaries, which also guarantee the Company’s obligations under its revolving credit facility.

      On September 16, 2003, the Company announced a cash tender offer for its $325.0 million principal amount of 8% Senior Notes due 2011 (the “Notes”). Apogent received and settled tenders for a total of $318.0 million principal amount of Notes, representing approximately 97.8% of the aggregate principal amount of Notes outstanding prior to the tender offer. The one-time costs associated with this tender were approximately $59.6 million which consisted of a net premium paid to extinguish the debt (approximately $55.0 million), the write-off of deferred financing fees (approximately $2.1 million), the write-off of the unamortized discount (approximately $1.2 million), and other expenses related to the tender offer (approximately $1.3 million). An additional $7.0 million of Notes were repurchased in September 2004.

      Senior Convertible Contingent Debt: On October 10, 2001, we issued $300.0 million of 2.25% Senior Convertible Contingent Debt Securities due 2021 (“2.25% CODES”). The CODES have a fixed interest rate of 2.25% per annum. Interest is payable on April 15 and October 15 of each year. We also must pay contingent interest during any six-month period if the average trading price of the CODES during a specified period of five trading days preceding the relevant six-month period is above specified levels. The

CODES will mature on October 15, 2021. The CODES are convertible, subject to certain conditions (based upon specified factors including but not limited to the sale price of our common stock, trading prices of the CODES, maintenance of our credit ratings, and the occurrence of specified corporate transactions, including certain repurchases of our common stock), into Fisher common stock at a price of approximately $54.45 per share. We may redeem some or all of the CODES on or after October 20, 2004. The holders may require us to purchase all or a portion of their CODES on October 20, 2004 and on October 15, 2006, 2011 and 2016, or subject to specified exceptions, upon a change of control event. Certain of our subsidiaries guarantee our obligations under the CODES.

      In connection with its merger with Fisher, Apogent made an exchange offer for up to $300.0 million of our 2.25% CODES for a like principal amount of 2.25% Convertible Senior Debentures due 2021 and an exchange fee of 0.50 percent of principal amount of securities tendered. Apogent completed the exchange offer for its $300 million aggregate principal amount of 2.25% CODES. The exchange offer aligned the conversion terms of Apogent’s convertible debt with Fisher’s currently outstanding convertible debt. 99.6 percent of the outstanding principal amount of the 2.25% CODES were tendered for exchange with a like principal amount of 2.25% Convertible Senior Debentures. Neither Fisher nor Apogent received any proceeds from the issuance of the new debt securities in the exchange offer.

      On September 20, 2004, the Company issued a notice for redemption of approximately $298.8 million of the 2.25% Convertible Senior Debentures due 2021 and approximately $1.0 million of the 2.25% CODES due 2021 for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest and contingent interest, as defined in the agreements. Note holders had the option of converting their notes until October 18, 2004. Approximately $295.7 million of the notes were converted. Notes which were not converted, were redeemed on October 20, 2004. Principally all of the notes which were converted were settled in cash.

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

      In connection with its merger with Fisher, Apogent completed a cash tender offer for the $250 million aggregate principal amount of 6 1/2% senior subordinated notes due 2013. Apogent accepted for payment $249.6 million aggregate principal amount representing 99.8 percent of the outstanding principal amount of the 6 1/2% senior subordinated notes due 2013. The purchase price for the notes was $1,107.50 in cash per $1,000 principal amount, plus accrued and unpaid interest. A concurrent consent solicitation amended the indenture for any 6 1/2% senior subordinated notes that remained outstanding to eliminate certain restrictive covenants in that indenture. On August 3, 2004 Fisher issued and sold pursuant to Rule 144A $300 million of 6 3/4% senior subordinated notes due 2014. The proceeds from this offering were used to repay our 6 1/2% senior subordinated notes due 2013.

      Sellers’ Notes: In connection with certain acquisitions, the Company has issued notes payable to the related sellers. The notes bear interest of 5% to 6% and mature at various dates through May 2005. As of September 30, 2004 and 2003, only one seller note remained outstanding (approximately $1.5 million). The note is redeemable by the holder, subject to certain time restrictions. The note is unsecured. However in certain instances, it is guaranteed by a subsidiary of the Company.

      Sale/ Leaseback: On December 22, 1988, we completed the sale and leaseback (the “Sale/ Leaseback”) of our then principal domestic manufacturing and office facilities with an unaffiliated third party. The proceeds of $22.5 million (net of approximately $1.1 million in fees) were used to retire debt. The transaction has been accounted for as a financing for financial statement purposes and as a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

      We pay all costs of maintenance and repair, insurance, taxes, and all other expenses associated with the properties. In addition, each of the leases is unconditionally guaranteed by us.

      The initial term of each lease is 25 years with five five-year renewal options. The initial aggregate annual payments relating to Apogent under the leases were $1.7 million payable monthly in advance. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period will be capped at 15%. Beginning January 1, 2004 annual payments increased to $2.4 million.

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

      Securities Lending Agreement: On September 29, 1999, the Company purchased a United States Treasury Bond (“Treasury”) with a par value of $50 million, an interest rate of 6.15% and a maturity date of August 15, 2029. Concurrent with the purchase of the Treasury, the Company loaned the security to an unrelated third party for a period of 23 years. In exchange for the loaned Treasury, the Company received collateral equal to the market value of the Treasury on the date of the loan, and adjusted on a weekly basis. This securities lending transaction was related to the Company’s lending policy by fixing $50 million of its floating rate debt. For a period of five years, the Company was obligated to pay a rebate on the loaned collateral at an annual fixed rate of 6.478% and is entitled to receive a fee for the loan of the security at a floating rate equal to LIBOR minus .75%. Thereafter, the Company was required to pay the unrelated third party a collateral fee equal to the one-week general collateral rate of interest (as determined weekly in good faith by the unrelated third party, provided that such rate could not exceed the federal funds rate in effect as of the day of determination plus .25%) and the Company received all distributions made on or in respect to the Treasury.

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

      Maturities of Long-Term Debt: As of September 30, 2004, maturities of long-term debt, including capital leases and sale and leaseback arrangements, are as follows:

Fiscal

2005	$12,350
2006	752
2007	759
2008	880
2009	1,028
Thereafter	651,151

$666,920

Note 8 — Income Taxes

      The income tax expense (benefit) for the successor and predecessor periods ended September 30, 2004 and August 1, 2004 and fiscal years ended 2003 and 2002 is allocated as follows:

	August 2 Through	October 1 Through
	September 30, 2004	August 1, 2004	2003	2002

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Income from continuing operations	$(14,254)	$63,699	$39,784	$75,144
Discontinued operations	(183)	—	(24,952)	(5,199)
Shareholders’ equity for unrealized gain on security available for sale	(436)	(743)	(3,330)	2,044
Shareholders’ equity for cumulative effect of accounting changes for cash flow hedge	—	—	—	—
Shareholders’ equity for interest rate swap agreements	—	—	—	(292)
Shareholders’ equity for pension	—	2,756	(4,281)	(4,120)
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	(9,398)	(1,518)	(6,763)

	$(14,873)	$56,314	$5,703	$60,814

      Income tax expense (benefit) attributable to income from continuing operations consists of:

	Current	Deferred	Total

Successor period ended September 30, 2004:
U.S., state and local	$(5,321)	$(11,354)	$(16,675)
Foreign	2,996	(575)	2,421

	$(2,325)	$(11,929)	$(14,254)

Predecessor period ended August 1, 2004:
U.S., state and local	$18,521	$37,526	$56,047
Foreign	10,529	(2,877)	7,652

	$29,050	$34,649	$63,699

Year ended September 30, 2003:
U.S., state and local	$2,551	$27,380	$29,931
Foreign	10,228	(375)	9,853

	$12,779	$27,005	$39,784

Year ended September 30, 2002:
U.S., state and local	$54,635	$11,068	$65,703
Foreign	10,459	(1,018)	9,441

	$65,094	$10,050	$75,144

      Income tax expense attributable to income from continuing operations was $(14,254), for the successor period ended September 30, 2004 and $63,699 for the ten month predecessor period ended August 2, 2004. Income tax expense attributable to income from continuing operations was $39,784, and $75,144, in 2003, and 2002, respectively. Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income from continuing operations before income taxes and discontinued operations for the successor and predecessor period in 2004, 2003, and 2002 as a result of the following:

	August 2 Through	October 1 Through
	September 30, 2004	August 1, 2004	2003	2002

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Computed “expected” tax expense	$(13,603)	$55,308	$42,755	$71,859
Increase (reduction) in income taxes resulting from:
Utilization of prior year foreign tax credits	—	—	(2,195)	—
State and local income taxes, net of Federal income tax benefit	(499)	4,527	5,114	7,205
Foreign income taxed at rates lower than U.S. Federal income	(704)	(979)	(1,898)	(2,650)
Extraterritorial income benefit	(379)	(1,896)	(2,735)	(2,800)
Non-deductible transaction costs	486	5,574	—	—
Other, net	445	1,165	(1,257)	1,530

	$(14,254)	$63,699	$39,784	$75,144

      The domestic and foreign components of income from continuing operations before income taxes and discontinued operations are as follows:

	August 2 Through	October 1 Through
	September 30, 2004	August 1, 2004	2003	2002

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
United States	$(47,794)	$133,363	$88,582	$168,673
Foreign	8,928	24,660	33,575	36,638

Income before income taxes and discontinued operations	$(38,866)	$158,023	$122,157	$205,311

      The significant components of deferred income tax benefit attributable to income from continuing operations for 2004 successor and predecessor periods, 2003, and 2002 are as follows (in thousands):

	August 2 Through	October 1 Through
	September 30, 2004	August 1, 2004	2003	2002

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Deferred (benefit) tax expense (exclusive of the effects of other components listed below)	$(11,929)	$34,649	$29,200	$7,625
Increase (decrease) in the valuation allowance for deferred tax assets	—	—	(2,195)	2,425

	$(11,929)	$34,649	$27,005	$10,050

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are presented below:

	2004	2003

	(Successor)	(Predecessor)
Deferred tax assets:
Inventories	$7,426	$6,482
Compensation	4,880	3,541
Sale/ Leaseback	4,282	4,282
Employee benefits	706	918
Capital loss, tax credit and net operating loss carryforwards	16,773	36,105
Pension	5,474	6,277
Warranty and other accruals	7,485	6,811

Total gross deferred tax assets	47,026	64,416
Less valuation allowance	(16,773)	(36,105)

Net deferred tax assets	30,253	28,311

Deferred tax liabilities:
Depreciation	(32,361)	(28,682)
Purchase accounting	(187,109)	(112,813)
Unrealized appreciation on securities available for sale	—	(743)
Other	(19,910)	(8,448)

Total deferred tax liabilities	(239,380)	(150,686)

Net deferred tax liability	$(209,127)	$(122,375)

      The change in the net deferred tax liability contains $60,109 of deferred tax liabilities related to purchase accounting, an increase of $1,475 due to foreign exchange adjustments, a reduction of $743 related to the sale of a security available-for-sale and $2,756 of deferred tax liabilities related to pensions.

The valuation allowance for deferred tax assets as of October 1, 2002 was $3,839. The net change in the total valuation allowance for the years ended September 30, 2004 and 2003 was a decrease of $19,332 and an increase of $32,226, respectively. The valuation allowance relates primarily to U.S. capital loss carryforwards. Management is unable to conclude that there will be sufficient capital gains generated in the near term to use to offset these losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.

      At September 30, 2004, the Company has an aggregate of $376 of foreign net operating loss carryforwards from certain jurisdictions, the majority of which have no expiration. The Company has an aggregate of $37,724 of state net operating loss carryforwards that expire between 2006 and 2018. The Company has an aggregate of $40,724 of capital loss carryforwards that expire in 2008.

      Accumulated earnings of foreign subsidiaries at September 30, 2004, 2003 and 2002 of approximately $66,000, $48,000 and $35,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

Note 9 — Employee Benefit Plans

      Pension and Other Post-retirement Benefits: The Company has four defined benefit pension plans covering approximately 42% of its U.S. employees. The Company also has three defined benefit plans covering certain international subsidiaries of the Company. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company’s funding policy is to generally make the minimum annual contributions required by applicable regulations. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for eligible retired employees, which are funded as costs are incurred. Certain employees who reached the age of 55 prior to January 1, 1996 will become eligible for post-retirement health care only if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for both qualifying active and retired employees and their dependents. The post-retirement health care plans for subsidiaries of the Company and certain divested operations are generally contributory, with retiree contributions adjusted annually. In 1986, the Company instituted a policy with respect to post-retirement medical premiums whereby the Company’s contributions were frozen at the levels equal to the Company’s contribution on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

      The following assumptions were used in determining the funded status of the Company’s defined benefit plans:

Defined Benefit Plan Assumptions

	2004	2003

Discount rate	6.00%	6.00%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%

      The following assumptions were used in determining the accumulated post-retirement benefit obligation of the Company’s post-retirement plans:

Post-retirement Benefit Assumptions

	2004	2003

Discount rate	6.00%	6.00%
Average increase in medical costs(a)	9.00%	9.00%

(a)	For measurement purposes, a 9% annual rate of increase in the Company-paid medical premiums for non-frozen groups was assumed for 2004, decreasing gradually to 5% in year 2008 and thereafter.

      The changes in benefit obligations and plan assets under the defined benefit pension plans and accumulated benefit obligations as of September 30, 2004 and 2003 were as follows:

	Pension Benefits		Other Benefits

	October 1 Through		October 1 Through
	August 1, 2004	2003	August 1, 2004	2003

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Change in benefit obligations:
Obligations at beginning of year	$94,921	$75,828	$7,306	$7,144
Service cost	3,482	3,392	15	18
Interest cost	4,667	5,411	342	488
Actuarial loss (gain)	(2,996)	12,870	54	620
Benefit payments	(2,847)	(2,580)	(886)	(964)

Obligations at end of period	$97,227	$94,921	$6,831	$7,306
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$52,588	$47,097	$—	$—
Actual return on plan assets	7,928	1,418	—	—
Employer contributions	6,163	6,653	886	964
Benefit payments	(2,847)	(2,580)	(886)	(964)

Fair value of plan assets at end of period	$63,832	$52,588	$—	$—
Funded Status:
Funded status at end of period	$(33,395)	$(42,333)	$(6,831)	$(7,306)
Unrecognized prior service cost	80	100	—	—
Unrecognized loss	25,981	35,072	4,657	4,865

Net amount recognized at measurement date	(7,334)	(7,161)	(2,174)	(2,441)
Employer contribution paid after measurement date	916	3,848	66	206

Net amount recognized at end of period	$(6,418)	$(3,313)	$(2,108)	$(2,235)

	Pension Benefits	Other Benefits

	August 2 Through	August 2 Through
	September 30, 2004	September 30, 2004

	(Successor)	(Successor)
Change in benefit obligations:
Obligations pushed down at August 2, 2004	$104,227	$6,982
Service cost	764	3
Interest cost	1,027	68
Actuarial loss (gain)	—	—
Benefit payments	(486)	(122)

Obligations at September 30, 2004	$105,532	$6,931
Change in fair value of plan assets:
Fair value of plan assets pushed down at August 2, 2004	$63,963	$—
Actual return on plan assets	1,992	—
Employer contributions	20,233	122
Benefit payments	(486)	(122)

Fair value of plan assets at September 30, 2004	$85,702	$—
Funded Status:
Funded status pushed down at August 2, 2004	$(19,830)	$(6,931)
Unrecognized prior service cost	—	—
Unrecognized loss	(921)	—

Net amount recognized during two month successor period	$(20,751)	$(6,931)

      The following table provides the amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(20,751)	(28,801)	(6,931)	(2,441)
Intangible asset	—	100	—	—
Accumulated other comprehensive income	—	21,540	—	—

Net amount recognized at measurement date	(20,751)	(7,161)	(6,931)	(2,441)
Employer contribution paid after measurement date	—	3,848	—	206

Net amount recognized at September 30	$(20,751)	$(3,313)	$(6,931)	$(2,235)

      The following table provides disclosure of the net periodic benefit cost:

	Pension Benefits			Other Benefits

	October 1 Through			October 1 Through
	August 1, 2004	2003	2002	August 1, 2004	2003	2002

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Service cost	$3,482	$3,392	$2,915	$15	$18	$15
Interest cost	4,667	5,411	4,823	342	488	419
Expected return on plan assets	(3,837)	(4,223)	(4,858)	—	—	—
Amortization of transition (asset) obligation	—	—	(6)	—	—	—
Amortization of prior service cost	19	23	23	215	—	—
Amortization of net loss (gain)	1,451	855	3	—	253	128

Net periodic benefit cost	$5,782	$5,458	$2,900	$572	$759	$562

	Pension Benefits	Other Benefits

	August 2 Through	August 2 Through
	September 30, 2004	September 30, 2004

	(Successor)	(Successor)
Service cost	$764	$3
Interest cost	1,027	68
Expected return on plan assets	(1,071)	—

Net periodic benefit cost	$720	$71

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of fair value of plan assets were $94,921, $81,389, and $52,588, as of September 30, 2003.

      As a result of the accumulated benefit obligations of the Company’s pension benefit plans exceeding the fair market value of the plans’ assets, the Company has recorded an additional minimum liability of approximately $21,540 at September 30, 2003. This charge is reflected as a reduction to other comprehensive income.

      Savings Plans: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended. Matching contributions made by the Company under the plans, net of forfeitures, were approximately $646 for the period from August 2, 2004 through September 30, 2004, $3,014 for the period from October 1, 2003 through August 1, 2004 and $3,562, and $3,242 for 2003, and 2002, respectively.

Note 10 — Acquisitions and Divestitures (Predecessor)

      The Company has completed twenty acquisitions and discontinued three businesses since the beginning of 2002. The acquired companies are all engaged in businesses that are similar to the Company’s existing businesses. The divested companies were engaged in the lateral flow, rapid diagnostic test business (on-site rapid tests used in the detection of pregnancy, drugs of abuse, and infectious diseases); the manufacture and sale of automated microarray instrumentation for the genomics market; and the vacuum deposition chamber business.

      The aggregate purchase price of these acquisitions completed prior to August 2, 2004 was allocated to tangible and intangible assets acquired based on their fair values as follows:

		September 30,
Category	August 2, 2004	2003

	(Predecessor)	(Predecessor)
Tangible assets	$9,424	$20,335
Liabilities assumed	(6,686)	(3,192)
Net assets assumed	2,738	17,143
Goodwill and intangible assets	39,314	51,976
Less: Cash acquired, if any	(69)	(2,579)

Cash paid for acquisitions, net of cash acquired	$41,983	$66,540

      During 2004, the Company completed five acquisitions for cash. The aggregate purchase price for these acquisitions, net of cash acquired, was approximately $42.0 million. None of the acquisitions were considered individually significant. The total goodwill and identifiable intangible assets for the acquired companies was approximately $39.3 million (allocated approximately $9.9 million to goodwill and $29.4 million to amortizable intangible assets). In addition to the purchase price paid for J&S Medical, we have accrued $4.4 million as a holdback from the purchase price; this amount was paid in October 2004.

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

      During 2002, in addition to the purchase price paid for our Capitol Vial subsidiary acquired during 2002, we agreed to pay the sellers three times the annual revenues of Capitol Vial for product sales to the U.S. Department of Defense over the twelve-month period ending December 31, 2006, or such other earlier date as Apogent and the sellers agree. The maximum earnout payment cannot exceed $9 million. To date, Capitol Vial does not have a contract with the U.S. Department of Defense, and no sales to the Department have been made.

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

      Operating results from Applied Biotech for the years ended September 30, 2003 and 2002 were as follows:

	Years Ended September 30,

	2003	2002

	(Predecessor)	(Predecessor)
Net sales	$25,338	$40,954
Gross profit	8,261	18,957
Pretax income (loss)	(2,927)	10,056
Income tax (benefit) expense	(1,083)	3,673
Net income (loss)	(1,844)	6,391

      Operating results from BioRobotics for the years ended September 30, 2003 and 2002 were as follows:

	Years Ended September 30,

	2003	2002

	(Predecessor)	(Predecessor)
Net sales	$5,100	$5,752
Gross profit	2,101	2,931
Pretax loss	(2,194)	(2,091)
Income tax benefit	(768)	(755)
Net loss	(1,426)	(1,366)

      During March 2002, we made the decision to dispose of our vacuum deposition chamber business, Vacuum Process Technology, Inc. The decision was made following a slow-down in the telecommunications industry, in which Vacuum Process Technology targeted a majority of its products, and, as a result, the business no longer met the Company’s strategic requirements. During fiscal 2002, in connection with the discontinuance of this business, we incurred a charge of $13,200, net of income tax benefit of $7,600, related to the write-down of net assets to their estimated fair value less costs to sell. During fiscal 2003, the Company completed the sale of Vacuum Process Technology and, as a result, incurred an additional charge of $2,834, net of income tax benefit of $1,619. The decision to sell Vacuum Process Technology represents a disposal of long-lived assets and disposal group under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of this business have been classified as discontinued operations. For business reporting purposes, Vacuum Process Technology was previously classified in the clinical group business segment. Operating results from Vacuum Process Technology for the years ended September 30, 2003 and 2002 were as follows:

	Years Ended September 30,

	2003	2002

	(Predecessor)	(Predecessor)
Net sales	$910	$3,982
Gross profit	(803)	544
Pretax loss	(1,490)	(1,370)
Income tax benefit	(551)	(497)
Net loss	(939)	(873)

Note 11 — Restructuring Charges (Predecessor Plans)

      During the period from August 2, 2004 through September 30, 2004, the Company recorded a restructuring charge of approximately $0.4 million related to the Company’s 2004 exit activities and a restructuring credit of approximately $0.3 million for the reversal of certain costs accrued in prior years restructuring plans due to a reduction in estimated costs. During the period from October 1, 2003 through August 1, 2004, the Company recorded restructuring charges of approximately $7.5 million for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. Approximately $3.9 million related to severance associated with employees in production activities and other exit activities related to production and approximately $3.6 million related to severance associated with non-production employees and other exit costs.

      During fiscal 2003, the Company recorded restructuring charges of approximately $13.5 million ($8.3 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. The restructuring charges were classified as components of cost of sales and selling, general, and administrative expenses. The cost of sales component of $7.5 million related to the write-off of inventory and severance associated with employees in production activities. The $6.0 million selling, general, and administrative component related to the write-off of fixed assets, severance associated with non-production employees and other activities, and other shut-down costs.

      During fiscal 2002, the Company recorded restructuring charges of approximately $7.1 million (approximately $4.4 million net of tax) for the consolidation of certain facilities and discontinuance of certain product lines due to product rationalizations. Approximately $5.6 million related to the write-off of inventory, write-offs of fixed assets, certain lease terminations, and severance associated with employees in production activities and approximately $1.5 million related to severance associated with non-production employees and other exit costs. During fiscal 2002, we recorded a restructuring credit of $0.2 million related to the reversal of certain costs accrued in the fiscal year 2000 restructuring plan due to a reduction in estimated costs.

      Restructuring activities for these actions are as follows:

		Other
	Severance	Exit Cost	Total

Fiscal 2002 restructuring charges	$1,466	$5,626	$7,092
Fiscal 2002 cash payments	(989)	(682)	(1,671)
Fiscal 2002 non-cash charges	—	(4,217)	(4,217)

September 30, 2002 balance (predecessor)	$477	$727	$1,204
Fiscal 2003 restructuring charges	3,664	9,871	13,535
Fiscal 2003 cash payments	(2,855)	(1,475)	(4,330)
Fiscal 2003 non-cash charges (predecessor)	—	(8,651)	(8,651)

September 30, 2003 balances	$1,286	$472	$1,758
Ten month predecessor restructuring charges	1,726	5,755	7,481
Ten month predecessor cash payments	(1,759)	(1,202)	(2,961)
Ten month predecessor non-cash charges	—	(3,381)	(3,381)

August 1, 2004 balance (predecessor)	$1,253	$1,644	$2,897
Two month successor restructuring charges (credits)	406	(259)	147
Two month successor cash payments	(1,343)	—	(1,343)
Two month successor non-cash charges	—	208	208

September 30, 2004 balance (successor)	$316	$1,593	$1,909

Note 12 — Commitments and Contingent Liabilities

      Nalge Nunc International, a subsidiary in our research group business segment, has been identified as a potentially responsible party (“PRP”) at the Aqua-Tech site in South Carolina (the “Aqua-Tech Site”) with respect to a previously owned facility. An action was conducted in 1995 at the Aqua-Tech Site for the removal of surface contaminants under the supervision of the Environmental Protection Agency (“EPA”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Our total expenses (including legal fees) to date have been approximately $170,000. The site has been placed by the EPA on the federal National Priority List under CERCLA, which is a prerequisite to any federally-mandated requirement for long-term remedial work at the site under CERCLA, such as would be involved in soil and groundwater remediation. We participated with a PRP group composed of approximately 100 parties in an agreement with the EPA to undertake a remedial investigation and feasibility study, which is now being used by the EPA to determine what remedy, if any, should be required at the site. There has been no opposition to the proposed remedial investigation and feasibility study, and it was adopted in the Record of Decision in 2004. The PRP group is negotiating with EPA and the U.S. justice Department over the conduct of this remedial work. Total remediation costs are estimated at approximately $6 million. Our share of waste allegedly sent to the site is reportedly not more than 1% of the total waste sent. It is anticipated that our liability in this matter will be in proportion to the amount of reported waste we were deemed to have sent. Even though CERCLA provides for joint and several liability, we believe that any ultimate liability to us will not have a material adverse effect on our results of operations or financial condition.

      On October 15, 2002, Armkel, LLC sued Pfizer Inc. (“Pfizer”) in the U.S. District Court for the District of New Jersey for patent infringement with respect to certain immunoassay pregnancy tests supplied by Applied Biotech, formerly a subsidiary in our clinical group business segment (the “Armkel Litigation”). In July 2003, Pfizer filed a third-party complaint lawsuit in the U.S. District Court for the District of New Jersey against Applied Biotech to enforce the alleged obligation of Applied Biotech to indemnify and defend Pfizer with regard to the Armkel Litigation. (Under the terms of the sale of Applied Biotech to Inverness Medical Innovations, Inc. consummated in August 2003, we retained liability of Applied Biotech for claims arising from the Armkel Litigation.) We do not believe that Applied Biotech has an obligation to defend and indemnify Pfizer with respect to the Armkel Litigation and have taken that position. The lawsuit between Armkel and Pfizer has been settled and dismissed, although Pfizer’s lawsuit against Applied Biotech continues. In December 2004, both parties filed motions for summary judgment. We do not believe that the outcome of the Armkel Litigation will have a material adverse effect on our results of operations or financial condition.

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

Note 13 — Capital Stock

      As a result of the merger with Fisher Scientific International Inc., options outstanding under the Company’s stock option plans were immediately vested upon the change of control in accordance with the various option plans and were exchanged for Fisher options in proportion to the 0.56 per share stock-for-stock purchase price.

      For the period from August 2, 2004 through September 30, 2004 no options were granted and approximately 1.9 million options were exercised at a weighted-average price of $31.99. As of

September 30, 2004 approximately 4.3 million options remain outstanding at a weighted-average exercise price of $37.72.

Note 14 — Segment Information

      The Company reports financial results on the basis of two business segments: a research group and a clinical group.

      Sales from businesses in the research group accounted for approximately 54% of the Company’s total sales. Businesses in the research group engage in the manufacture, distribution and sale of products primarily to the research and clinical life science markets. Applications of these products include general laboratory uses as well as genetic research, protein-based research, high-throughput screening for drug discovery, cell culture, filtration and other liquid handling. In addition, businesses in the research group manufacture, distribute and sell laboratory equipment used by medical, pharmaceutical and scientific laboratories. Products manufactured by businesses in the research group include reusable plastic and glass products; disposable plastic and glass products; products for critical packaging applications; environmental and safety containers; liquid handling automation products; glass liquid sample vials and seals used in various applications; heating, cooling, shaking, stirring, mixing and temperature control instruments; and water purification systems.

      Sales from businesses in the clinical group accounted for approximately 46% of the Company’s total sales. The Company’s clinical group engages in the manufacture and sale of products primarily to the clinical and commercial laboratory market. These products are used in a number of in vitro diagnostic applications, including specimen collection, specimen transportation, drug testing, therapeutic drug monitoring and infectious disease detection. Other applications include human tissue research and human cell research, with an emphasis on cancer applications. Products manufactured and sold by businesses in the clinical group include microscope slides, cover glass, and glass tubes and vials; stains and reagents; instrumentation for human tissue and cell research; diagnostic test kits; sample vials used in diagnostic testing; culture media; diagnostic reagents; and other products used in detecting and/or monitoring the existence of infectious diseases and conditions, therapeutic drugs and drugs of abuse.

      Selected business segment financial information for the fiscal years ended September 30, 2004, 2003 and 2002 is presented below:

	Clinical	Research
	Group	Group	Eliminations(a)	Total

Two Month Successor Period Ended September 30, 2004
Revenues	100,486	111,162	(2,150)	209,498
Operating income	7,660	1,649	—	9,309
Depreciation and amortization	5,911	7,225		13,136
Segment assets	2,080,867	2,354,905		4,435,772
Expenditures for property, plant, and equipment	1,793	3,371		5,164
Ten Month Predecessor Period Ended August 1, 2004
Revenues	$465,477	$529,094	$(9,956)	$984,615
Operating income	104,578	83,680	—	188,258
Depreciation and amortization	25,575	31,499		57,074
Expenditures for property, plant and equipment	9,736	12,351		22,087
Year Ended September 30, 2003 (Predecessor)
Revenues	$521,334	$587,513	$(11,358)	$1,097,489
Operating income	125,753	108,324	—	234,077
Depreciation and amortization	28,120	34,575		62,695
Segment assets	948,131	1,001,860		1,949,991
Expenditures for property, plant and equipment	18,843	34,435		53,278

	Clinical	Research
	Group	Group	Eliminations(a)	Total

Year Ended September 30, 2002 (Predecessor)
Revenues	$480,191	$555,091	$(7,369)	$1,027,913
Operating income	123,386	124,554	—	247,940
Depreciation and amortization	26,095	29,319		55,414
Segment assets	998,320	1,037,765		2,036,085
Expenditures for property, plant and equipment	29,570	34,060		63,630

(a)	Includes the elimination of intercompany and corporate office activity. Intercompany sales and transfers between segments were not material for 2004, 2003 or 2002.

      The Company’s international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

			For The Year Ended
			September 30,
	August 2 through	October 1 through
	September 30, 2004	August 1, 2004	2003	2002

	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Net Sales:
United States	$152,564	$760,943	$865,127	$810,649
Europe	44,368	235,201	246,729	234,921
All other areas	26,981	123,280	125,638	123,300
Inter-geographic sales	(14,415)	(134,809)	(140,005)	(140,957)

Total net sales	$209,498	$984,615	$1,097,489	$1,027,913

	As0of Septembe	r 30,003

	(Successor)	(Predecessor)
Net Property:
United States	$187,783	$203,097
Europe	78,081	78,158
All other areas	1,420	1,497

Total net property	267,284	282,752

Note 15 — Affiliates

      As more fully described in Note 1, the Company was acquired on August 2, 2004 by Fisher Scientific International Inc. As a result of the acquisition, the Company became a wholly-owned subsidiary of Fisher. During the fiscal years ended September 30, 2004, 2003, and 2002, sales by the Company to Fisher accounted for 14%, 14%, and 13%, respectively, of the Company’s net sales. Accounts receivable from Fisher comprised approximately 17% and 22% of the outstanding consolidated accounts receivable balance at September 30, 2004 and 2003, respectively. At September 30, 2004, the Company’s “intercompany to parent” of $220.7 million primarily consists of interest-free cash advances by Fisher. The Company is also a guarantor to Fisher’s credit facility.

Note 16 — Quarterly Financial Information (Unaudited)

	First	Second	Third	July 1 Through	August 2 Through
	Quarter	Quarter	Quarter	August 1	September 30
Fiscal 2004	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)

Net sales	$278,642	$297,947	$307,701	$100,325	$209,498
Income from continuing operations	28,464	34,057	34,694	(2,891)	(24,612)
Discontinued operations	41	106	(413)	(59)	(45)

Net income	$28,505	$34,163	$34,281	$(2,950)	$(24,657)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2003	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

Net sales	$257,798	$276,638	$278,478	$284,575
Income from continuing operations	28,815	30,864	35,704	(13,010)
Discontinued operations	(82)	(87,246)	(188)	(6,603)

Net income	$28,733	$(56,382)	$35,516	$(19,613)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On November 9, 2004, we, upon approval of the Company’s board of directors, dismissed KPMG LLP as our principal accountants. The Company’s board took this action because it determined there should be consistency between the independent auditors of the Company and its parent corporation, Fisher Scientific International Inc. The Company has engaged Deloitte & Touche LLP as its new independent accountants as of November 9, 2004.

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

      Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth fiscal quarter.

Item 9B.	Other Information

      None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      Omitted in reliance upon General Instruction I (2) (c) of Form 10-K

Item 11.	Executive Compensation

      Omitted in reliance upon General Instruction I (2) (c) of Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Omitted in reliance upon General Instruction I (2) (c) of Form 10-K

Item 13.	Certain Relationships and Related Transactions

      Omitted in reliance upon General Instruction I (2) (c) of Form 10-K

Item 14.	Principal Accountant Fees and Services

Independent Auditors’ Fees

      The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Classification of Fees	2004

Audit Fees(a)	$1,300,000
Audit-Related Fees	—

Total Audit Fees and Audit Related Fees	$1,300,000
Tax Fees(b)	29,000
All Other Fees	—

Total Fees	$1,329,000

(a)	Includes fees for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2004.
(b)	Includes fees for tax consulting and compliance services.

      The firm of KPMG LLP served as the Company’s independent auditors for the fiscal year ended September 30, 2003, and during the three quarterly periods ended June 30, 2004.

      The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the year ended September 30, 2003, and fees and billed for other services rendered by KPMG LLP during those periods.

Classification of Fees	2004	2003

Audit Fees(a)	564,000	1,338,300
Audit-Related Fees(b)	—	59,800

Total Audit Fees and Audit Related Fees	564,000	1,398,100
Tax Fees(c)	1,434,741	745,300
All Other Fees	—	—

Total Fees	1,998,741	2,143,400

(a)	Includes fees for US GAAP audit procedures, statutory audits, consents, and assistance with and review of documents filed with the SEC.
(b)	Includes fees for employee benefit plan audits, accounting consultations, due diligence services, and other attest services including audits in connection with acquisitions, internal control reviews, attest services that are not required by statute.
(c)	Includes fees for tax consulting and compliance services.

      The Audit Committee has concluded that the services provided by Deloitte & Touche LLP and KPMG LLP to the Company that were not related to their audits of the Company’s financial statements were at all times compatible with maintaining that firms’ independence.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

      (a)(1)     Financial Statements. See Index to Financial Statements at Item 8 herein.

      (2)     Schedules. Financial Statement schedules are listed under Item 15(d) in this Annual Report.

      (3)     Exhibits. Exhibits 10.1 through 10.16 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

Exhibit			Filed
Number	Description	Incorporated Herein By Reference To	Herewith

2.1	Agreement and Plan of Merger, dated as of March 17, 2004, as amended on April 16, 2004, by and among Fisher, Fox Merger Corporation and Apogent	Exhibit 2.1 to the Registrant’s Form 8-K dated April 16, 2004
2.2	Articles of Merger dated August 2, 2004, merging Fox Merger Corporation with and into Apogent	Exhibit 2.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (the “6/30/04 10-Q”)
3.1	Restated Articles of Incorporation of Apogent	Exhibit 3.1 to the 6/30/04 10-Q
3.2	Amended and Restated Bylaws of Apogent	Exhibit 3.2 to the 6/30/04 10-Q
4.1	Credit Agreement, dated as of July 29, 2003, among the Registrant, Erie Scientific Company, Nalge Nunc International Corporation, and Remel Inc., each as a Subsidiary Borrower, the several lenders from time to time parties thereto (“the Lenders”), Fleet National Bank, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent for the Lenders, ABN AMRO Bank N.V., Bank of America N.A. and SunTrust Bank, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners	Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003
4.2	First Amendment to the Credit Agreement, dated as of July 29, 2003, among the Registrant, Erie Scientific Company, Nalge Nunc International Corporation, and Remel Inc., each as a Subsidiary Borrower, the several lenders from time to time thereto (“the Lenders”), Fleet National Bank, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent for the Lenders, ABN AMRO Bank N.V., Bank of America N.A. and SunTrust Bank, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc. and Fleet Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners	Exhibit 4.10 to the Registrant’s Form 10-Q for the quarter ended December 31, 2003 (the “12/31/03 Form 10-Q”)
4.3	Second Amendment to the Credit Agreement, dated as of July 29, 2003, among the Registrant, Erie Scientific Company, Nalge Nunc International Corporation, and Remel Inc., each as a Subsidiary Borrower, the several lenders from time to time parties thereto (“the Lenders”), Fleet National Bank, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent for the Lenders, ABN AMRO Bank N.V., Bank of America N.A. and SunTrust bank, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners	Exhibit 4.11 to the 12/31/03 Form 10-Q

Exhibit			Filed
Number	Description	Incorporated Herein By Reference To	Herewith

4.4	Indenture dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001
4.5	Supplemental Indenture, dated as of September 25, 2003, to the Indenture dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 4.5 to the Registrant’s Form 10-K for the year ended September 30, 2003
4.6	Supplemental Indenture, dated April 12, 2004, to the Indenture dated April 4, 2001 among the Registrant, the Subsidiary Guarantors named therein and the Bank of New York, as trustee	Exhibit 4.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004 (the “3/31/04 10-Q”)
4.7	Indenture dated October 10, 2001 among the Registrant, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 11, 2001
4.8	Supplemental Indenture, dated April 12, 2004, to the Indenture dated October 10, 2001 among the Registrant, the Subsidiary Guarantors named therein and the Bank of New York, as Trustee	Exhibit 4.6 to the 3/31/04 10-Q
4.9	Supplemental Indenture, dated as of August 2, 2004, to the Indenture dated as of October 10, 2001, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee	Exhibit 4.3 to the 6/30/04 10-Q
4.10	Indenture, dated June 2, 2003, between the Registrant, the Subsidiary Guarantors parties thereto, and The Bank of New York, as Trustee	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-107078)
4.11	Supplemental Indenture, dated April 12, 2004, to the Indenture dated June 2, 2003 among the Registrant, the Subsidiary Guarantors named therein and the Bank of New York, as Trustee	Exhibit 4.7 to the 3/31/04 10-Q
4.12	Supplemental Indenture, dated as of July 27, 2004, to the Indenture dated June 2, 2003, among Apogent and The Bank of New York, as Trustee	Exhibit 4.5 to the 6/30/04 10-Q
4.13	Registration Rights Agreement, dated as of June 2, 2003, among the Registrant, the Subsidiary Guarantors and Lehman Brothers Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc., (collectively, as Representative of several Initial Purchasers)	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-107078)
4.14	Purchase Agreement, dated May 22, 2003, between the Registrant, the Subsidiary Guarantors and Lehman Brothers Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. (collectively, as Representatives of the several Initial Purchasers)	Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-107078)

Exhibit			Filed
Number	Description	Incorporated Herein By Reference To	Herewith

4.15	Indenture, dated as of December 17, 2003, among Apogent, the Subsidiary Guarantors parties thereto, and The Bank of New York, as Trustee, providing for Apogent’s Floating Rate Senior Convertible Contingent Debt Securities (CODES) due 2033	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-112468)
4.16	Supplemental Indenture, dated April 12, 2004, to the Indenture dated December 17, 2003 among the Registrant, the Subsidiary Guarantors named therein and the Bank of New York, as Trustee	Exhibit 4.8 to the 3/31/04 10-Q
4.17	Supplemental Indenture, dated as of August 2, 2004, to the Indenture dated as of December 17, 2003, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee	Exhibit 4.4 to the 6/30/04 10-Q
4.18	Resale Registration Rights Agreement, dated as of December 17, 2003, among Apogent, the Subsidiary Guarantors and Lehman Brothers Inc., Bank of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, ABN Amro Rothschild LLC, Fleet Securities, Inc., Scotia Capital (USA) Inc., Suntrust Capital (USA) Inc., The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. (collectively, as Initial Purchasers)	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-112468)
4.19	Purchase Agreement, dated December 17, 2003, between Apogent, the Subsidiary Guarantors and Lehman Brothers Inc., Bank of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC, ABN Amro Rothschild LLC, Fleet Securities, Inc., Scotia Capital (USA) Inc., Suntrust Capital (USA) Inc., The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. (collectively, as Initial Purchasers)	Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-112468)
4.20	Indenture, dated as of August 3, 2004, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee, providing for Apogent’s Floating Rate Convertible Senior Debentures due 2033	Exhibit 4.1 to the 6/30/04 10-Q
4.21	Indenture, dated as of August 3, 2004, among Apogent, Fisher Scientific International Inc. and The Bank of New York, as Trustee, providing for Apogent’s 2.25% Convertible Senior Debentures due 2021	Exhibit 4.2 to the 6/30/04 10-Q

Exhibit			Filed
Number	Description	Incorporated Herein By Reference To	Herewith

10.1	Guaranty, dated as of August 2, 2004, among Fisher Scientific International Inc., as Borrower, Apogent Technologies Inc., as Guarantor, the other Guarantors named therein, and Bank of America, N.A., as Administrative Agent for the Lenders, as Guarantied Party	Exhibit 10.1 to the 6/30/04 10-Q
10.2	Pledge Agreement dated as of August 2, 2004 by and among Fisher Scientific International Inc., as Borrower, Apogent Technologies Inc., as Pledgor, the other Pledgors named therein, J.P. Morgan Trust Company, National Association, as Senior Note Trustee and Bank of America, N.A., as Agent for the Lenders, as Secured Party	Exhibit 10.2 to the 6/30/04 10-Q
10.3	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Barnstead Thermolyne Company, as tenant (the “Barnstead Thermolyne Lease”)	Exhibit 10(cc) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.4	First Amendment to the Barnstead Thermolyne Lease	Exhibit 10.23 to the Registrant’s Form 10-K for the year ended September 30, 2000 (the “2000 10-K”)
10.5	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Erie Scientific Company, as tenant (the “Erie Lease”)	Exhibit 10(ee) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.6	First Amendment to the Erie Lease	Exhibit 10.25 to the 2000 10-K
10.7	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Nalge Nunc International Corporation, as tenant (the “NNI Lease”)	Exhibit 10(ff) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.8	Second Amendment to the NNI lease	Exhibit 10.27 to the 2000 10-K
10.9	Amended and Restated Guaranty and Suretyship Agreement, dated December 11, 2000, between the Registrant and CPA:7 and CPA:8	Exhibit 10.28 to the 2000 10-K
10.10	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Barnstead Thermolyne Corporation, as tenant	Exhibit 10(tt) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.11	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Erie Scientific Company, as tenant	Exhibit 10(uu) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

Exhibit			Filed
Number	Description	Incorporated Herein By Reference To	Herewith

10.12	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Nalge Nunc International Corporation (formerly Nalge Company), as tenant	Exhibit 10(vv) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.13	Sale and Leaseback Agreement dated December 21, 1988 between Sybron Corporation and New England Mutual Life Insurance Company, as lender	Exhibit 10(ww) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.14	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Barnstead Thermolyne Corporation, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(yy) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.15	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Erie Scientific Company, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(aaa) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.16	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Nalge Nunc International Corporation (formerly Nalge Company), as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as borrowers	Exhibit 10(bbb) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
16.0	Letter to Securities and Exchange Commission from KPMG LLP	Exhibit 16 to Apogent Technologies Inc. Form 8-K dated November 11, 2004

      (c) Exhibits. The following exhibits are filed with this annual report:

Exhibit			Filed
Number	Description	Incorporated Herein By Reference To	Herewith

23.1	Consent of Deloitte & Touche LLP		X
23.2	Consent of KPMG LLP		X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(CFO)		X
32.1	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)		X
32.2	Certification Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)		X

Note: Certain compensatory plans, contracts or arrangements in which directors or executive officers of Apogent Technologies Inc. participate are not filed as Apogent Technologies Inc. exhibits in reliance on the exclusion in Item 601(b)(10)(iii)(C)(6) of Regulation S-K. Apogent Technologies Inc. is a wholly-owned subsidiary of Fisher Scientific International Inc., Commission File No. 001-10920.

SCHEDULE II

APOGENT TECHNOLOGIES INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2004, 2003, and 2002

		Additions

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other				End of
Descriptions	Period/ Year	Expenses	Accounts		Deductions		Period/ Year

	(In thousands)
Period ended September 30, 2004 (Successor)
Deducted from asset accounts:
Allowance for doubtful receivables	$—	$57	$—		$—		$57

Period ended August 2, 2004 (Predecessor)
Deducted from asset accounts:
Allowance for doubtful receivables	$4,286	$2,259	$117	(b)	$1,163	(a)	$5,499

Year ended September 30, 2003 (Predecessor)
Deducted from asset accounts:
Allowance for doubtful receivables	$5,723	$875	$614	(b)	$2,926	(a)(c)	$4,286

Year ended September 30, 2002 (Predecessor)
Deducted from asset accounts:
Allowance for doubtful receivables	$3,975	$1,434	$1,557	(b)	$1,243	(a)	$5,723

Note:	Above additions and deductions include the effects of foreign currency rate changes.

(a)	Uncollectible accounts written off, net of recoveries

(b)	Includes reserves of acquired businesses

(c)	Deductions have increased primarily due to the discontinuance of our ABI and BioRobotics subsidiaries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGENT TECHNOLOGIES INC.

By:	/s/ FRANK H. JELLINEK, JR.

Frank H. Jellinek, Jr.,
President and Chief Executive Officer

December 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature

/s/ FRANK H. JELLINEK, JR. Frank H. Jellinek, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer of the Registrant)

/s/ DENNIS BROWN Dennis Brown	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer of the Registrant)

/s/ CHRISTOPHER L. DOERR Christopher L. Doerr	Director

/s/ SIMON B. RICH Simon B. Rich	Director

/s/ MICHAEL K. BRESSON Michael K. Bresson	Director

/s/ RICHARD W. VIESER Richard W. Vieser	Director

*	Each of these signatures is affixed as of December 14, 2004.